Form 10-Q
period 2017-04-01
JELD-WEN Holding, Inc.
filed 2017-05-12
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
or
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
____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 104,938,028 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 9, 2017.

13109250.2

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meaning indicated below:

2015 Incremental Term Loans	$480 million incremental term loans borrowed under the Term Loan Facility in July 2015
2016 Term Loans
Term loans outstanding under our Term Loan Facility after the November 2016 amendment, which amendment (i) provided for an incremental $375 million of term loans, (ii) permitted a $400 million distribution, (iii) reduced the interest rate on the outstanding term loans, and (iv) conformed the terms of all outstanding term loans under the Term Loan Facility

ABL Facility
Our $300 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, National Association, as administrative agent

Adjusted EBITDA
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

Amended Term Loans	Term loans outstanding under our Term Loan Facility
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility
Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender

BBSY	Bank Bill Swap Bid rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation
CHF LIBOR	Swiss Franc LIBOR interest rate
CIBOR	Copenhagen Interbank rate
Class B-1 Common Stock	Shares of our Class B-1 Common Stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing Inc.
COA	Consent Order and Agreement
CODM	Chief operating decision maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility
DKK	Danish Krone
Dooria	Dooria AS
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
EURIBOR	Euro interbank offered rate
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN A/S, as borrower, Danske Bank A/S and Nordea
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016
Form 10-Q	Our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse gasses
Initial Term Loans	$775 million term loans borrowed under the Term Loan Facility in October 2014
IBOR	Interbank offered rate
IPO	The initial public offering of our shares, as further described in our Form 10-K or this Form 10-Q
JELD-WEN	JELD-WEN Holding, Inc., together with its subsidiaries where the context requires, including JWI
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
MD&A	Management’s discussion and analysis of financial condition and results of operations
NIBOR	Norwegian Interbank Offered Rate
NRD	Natural Resource Damage Trustee Council
Onex Partners	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
R&R	Repair and remodel
RSU	Restricted stock units
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Convertible Preferred Stock
Our Series A-1 Convertible Preferred Stock, par value $0.01 per share, Series A-2 Convertible Preferred Stock, par value $0.01 per share, Series A-3 Convertible Preferred Stock, par value $0.01 per share, and Series A-4 Convertible Preferred Stock, par value $0.01 per share, all of which were converted into shares of our common stock on February 1, 2017

SG&A	Selling, general, and administrative expenses
Steves	Steves and Sons, Inc.
STIBOR	Stockholm Interbank Offered Rate
Term Loan Facility
Our term loan facility, dated as of October 15, 2014, with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent, under which we initially borrowed $775 million of term loans, as amended (i) on July 1, 2015 in connection with the borrowing of $480 million of incremental term loans (ii) on November 1, 2016 in connection with the borrowing of $375 million of incremental term loans and (iii) on March 7, 2017 in connection with reducing the interest rate on our outstanding term loans, and as further amended from time to time

Trend	Trend Windows & Doors Pty. Ltd.
U.S.	United States of America
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Form 10-Q includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, and True BLUTM. Our trademarks are either registered or have been used as a common law trademark by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, TrendTM, The Perfect FitTM, Aneeta®, Breezway®, and Corinthian® marks in Australia, and Swedoor®, Dooria®, DANA®, and Alupan® in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This Form 10-Q contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Form 10-Q appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	April 1, 2017	March 26, 2016
Net revenues	$847,787	$796,547
Cost of sales	661,816	638,424

Gross margin	185,971	158,123

Operating expenses
Selling, general and administrative	147,079	131,992
Impairment and restructuring charges	1,202	2,981
Operating income	37,690	23,150

Other (expense) income
Interest expense, net	(26,892)	(17,011)
Other	(2,599)	724

Income before taxes, equity earnings and discontinued operations	8,199	6,863
Income tax expense	(2,252)	(2,097)
Income from continuing operations, net of tax	5,947	4,766
Equity earnings of non-consolidated entities	481	765
Earnings from discontinued operations, net of tax	—	514
Net income	$6,428	$6,045
Convertible preferred stock dividends	10,462	26,406
Net loss attributable to common shareholders	$(4,034)	$(20,361)

Weighted average common shares outstanding
Basic	74,295,248	17,936,853
Diluted	74,295,248	17,936,853
Loss per share from continuing operations
Basic and diluted	$(0.05)	$(1.16)
Income per share from discontinued operations
Basic and diluted	$—	$0.03
Net loss per share
Basic and diluted	$(0.05)	$(1.13)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Net income	$6,428	$6,045

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	17,602	15,945
Interest rate hedge adjustments, net of tax of $962, $0	2,135	(7,345)
Defined benefit pension plans, net of tax of $799, $0	2,106	3,071
Total other comprehensive income, net of tax	21,843	11,671
Comprehensive income	$28,271	$17,716

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	April 1, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$185,505	$102,701
Restricted cash	983	751
Accounts receivable, net	439,096	407,170
Inventories	365,744	334,634
Other current assets	27,465	30,104
Total current assets	1,018,793	875,360
Property and equipment, net	705,357	704,651
Deferred tax assets	288,117	283,876
Goodwill	492,788	486,055
Intangible assets, net	116,195	116,590
Other assets	56,600	63,547
Total assets	$2,677,850	$2,530,079
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$212,560	$188,906
Accrued payroll and benefits	125,102	130,668
Accrued expenses and other current liabilities	166,187	173,227
Notes payable and current maturities of long-term debt	15,317	20,031
Total current liabilities	519,166	512,832
Long-term debt	1,230,458	1,600,004
Unfunded pension liability	126,544	126,646
Deferred credits and other liabilities	75,924	74,455
Deferred tax liabilities	11,014	9,186
Total liabilities	1,963,106	2,323,123
Commitments and contingencies (Note 21)
Convertible preferred stock	—	150,957
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 104,744,087 shares outstanding as of April 1, 2017; 904,732,200 shares authorized, par value $0.01 per share, 17,894,393 shares outstanding as of December 31, 2016; 177,221 shares of Class B-1 Common Stock outstanding as of December 31, 2016	1,047	180
Additional paid-in capital	665,334	36,362
Retained earnings	223,702	216,639
Accumulated other comprehensive loss	(175,339)	(197,182)
Total shareholders’ equity	714,744	55,999
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,677,850	$2,530,079

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	April 1, 2017		March 26, 2016
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	17,894,393	$178	17,829,240	$178
Shares issued for exercise/vesting of stock options and restricted stock units	56,391	1	110	—
Shares issued upon conversion of Class B-1 Common Stock	309,404	3	—	—
Shares issued upon conversion of convertible preferred stock to common stock	64,211,172	642	—	—
Shares issued in initial public offering	22,272,727	223	—	$—
Balance at period end	104,744,087	1,047	17,829,350	178
Class B-1 Common Stock
Balance as of January 1	177,221	2	68,046	1
Shares issued for exercise of stock options	—	—	14,520	—
Class B-1 Common stock converted to common	(177,221)	(2)	—	—
Balance at period end	—	—	82,566	1
Balance at period end		$1,047		$179
Additional paid-in capital
Balance as of January 1		$37,205		$89,101
Shares issued for exercise of stock options		596		244
Conversion of convertible preferred stock		150,901		—
Initial public offering proceeds, net of underwriting fees and commissions		480,306		—
Costs associated with initial public offering		(7,653)		—
Amortization of share-based compensation		4,828		5,085
Balance at period end		666,183		94,430
Director notes
Balance as of January 1		—		(2,068)
Net issuances, payments and accrued interest on Notes		—		(26)
Balance at period end		—		(2,094)
Employee stock notes
Balance as of January 1		(843)		(1,011)
Net issuances, payments and accrued interest on Notes		(6)		(3)
Balance at period end		(849)		(1,014)
Balance at period end		$665,334		$91,322

Retained earnings (accumulated deficit)
Balance as of January 1		$216,639		$(154,949)
Adoption of new accounting standard		635		—
Net income		6,428		6,045
Balance at period end		$223,702		$(148,904)

Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$(65,949)		$(33,575)
Change during period		17,602		15,945
Balance at end of period		(48,347)		(17,630)
Unrealized loss on interest rate hedges
Balance as of January 1		(13,296)		(10,617)
Change during period		2,135		(7,345)
Balance at end of period		(11,161)		(17,962)
Net actuarial pension (loss) gain
Balance as of January 1		(117,937)		(118,805)
Change during period		2,106		3,071
Balance at end of period		(115,831)		(115,734)
Balance at period end		$(175,339)		$(151,326)
Total shareholders' equity (deficit) at end of period		$714,744		$(208,729)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
OPERATING ACTIVITIES
Net income	$6,428	$6,045
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27,062	25,692
Deferred income taxes	(595)	817
Loss (gain) on sale of business units, property and equipment	138	(3,553)
Adjustment to carrying value of assets	—	605
Equity earnings in non-consolidated entities	(481)	(765)
Amortization of deferred financing costs	6,319	890
Stock-based compensation	5,444	5,085
Other items, net	(3,785)	(667)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,260)	(73,446)
Inventories	(27,409)	(24,912)
Other assets	1,451	2,077
Accounts payable and accrued expenses	3,203	33,935
Net cash used in operating activities	(9,485)	(28,197)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,236)	(18,309)
Proceeds from sale of business units, property and equipment	360	4,386
Purchase of intangible assets	(566)	(2,464)
Purchases of businesses, net of cash acquired	—	(25,669)
Cash received on notes receivable	1,706	55
Net cash used in investing activities	(7,736)	(42,001)

FINANCING ACTIVITIES
Borrowings on long-term debt	—	2,128
Payments of long-term debt	(380,920)	(3,115)
Payments of notes payable	(45)	(45)
Employee note repayments	—	11
Payments of debt issuance costs	(1,144)	—
Common stock issued for exercise of options	596	244
Proceeds from the sale of common stock, net of underwriting fees and commissions	480,306	—
Payments associated with initial public offering	(486)	—
Net cash provided by (used in) financing activities	98,307	(777)
Effect of foreign currency exchange rates on cash	1,718	628
Net increase (decrease) in cash and cash equivalents	82,804	(70,347)
Cash and cash equivalents, beginning	102,701	113,571
Cash and cash equivalents, ending	$185,505	$43,224

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business – JWH, along with its subsidiaries, is a vertically-integrated global manufacturer and distributor of windows and doors that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to "JWH", “JELD-WEN”, “we”, “us”, “our”, or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.

We have facilities located in the U.S., Canada, Europe, Australia, Asia, Mexico, and South America, and our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe, Australia and Asia.

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of our financial position, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation – The consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements, which have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 25 - Revision of Prior Period Financial Statements, but does not include all disclosures required by GAAP. The consolidated balance sheet as of December 31, 2016 and the unaudited consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016 filed as part of our Form 10-K. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016 except for those adopted during fiscal year 2017.

All dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.

Ownership – On October 3, 2011, we completed a transaction with Onex Partners whereby Onex Partners invested $700.0 million in return for Series A Convertible Preferred Stock. Concurrent with the investment, Onex Partners provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex Partners invested an additional $49.8 million in return for Series A Convertible Preferred Stock of the Company to fund an acquisition. In April 2013, the $71.6 million outstanding balance of our convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex Partners purchased $65.8 million in common stock from another investor. As of April 1, 2017, Onex Partners owned approximately 60% of the Company’s outstanding shares.

Stock Split - On January 3, 2017, the majority of our shareholders approved amendments to our then-existing certificate of incorporation increasing the authorized number of shares and effecting an 11-for-1 stock split of our then-outstanding common stock and Class B-1 Common Stock. Accordingly, all share and per share amounts for all periods presented in these unaudited consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.

Stock Conversion and Initial Public Offering- On February 1, 2017, all of the outstanding shares of our Series A Convertible Preferred Stock and all accumulated and unpaid dividends converted into 64,211,172 shares of our common stock, and all of the outstanding shares of our Class B-1 Common Stock converted into 309,404 shares of our common stock. In addition, the one outstanding share of our Series B Preferred Stock was canceled. On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware, and our Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO.

The Charter, among other things, provided that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

On February 1, 2017, we closed our IPO and received $472.7 million in proceeds, net of underwriting discounts, fees and commissions and $7.7 million of offering expenses from the issuance of 22,272,727 shares of our common stock. As part of the IPO, Onex Partners sold a total of 6,477,273 shares of our common stock, and we did not receive any proceeds from the shares of common stock sold by Onex Partners.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets including goodwill and other intangible assets, employee benefit obligations, income tax uncertainties, contingent assets and liabilities, provisions for bad debt, inventory, warranty liabilities, legal claims, valuation of derivatives, environmental remediation and claims relating to self-insurance. Actual results could differ due to the uncertainty inherent in the nature of these estimates.

Recently Adopted Accounting Standards – In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment awards to employees. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital, and gross excess tax benefits are classified as operating cash flows rather than financing cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period. We adopted this ASU on a modified retrospective basis in the quarter ended April 1, 2017 and adoption of this standard did not materially impact results of operations, retained earnings, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU requires that inventory within the scope of this guidance be measured at the lower of cost and net realizable value. We adopted this ASU in the quarter ended April 1, 2017 and adoption of this standard did not materially impact results of operations, retained earnings, or cash flows.

Recently Issued Accounting Standards – New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Form 10-K.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods and will be applied retrospectively.
Early adoption is permitted in certain circumstances. The adoption of this guidance will impact our operating income but will have no material impact on our net income, earnings per share or consolidated balance sheets or statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the measurement of goodwill impairments, this ASU eliminates Step 2 from the goodwill impairment test, which required the calculation of the implied fair value of goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The guidance will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide new guidance to determine when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in an identifiable asset or group of similar identifiable assets. If this threshold is met, the set of transferred assets is not a business. If the threshold is not met, the entity then must evaluate whether the set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU removes the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted in certain circumstances. The amendments should be applied prospectively on or after the effective date. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The accounting standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact the adoption of this standard will have on our financial reporting and have not decided upon the method of adoption, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet.

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
These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which requires us to adopt the standard in fiscal year 2018. Early application in fiscal year 2017 is permitted. The updates permit the use of either the retrospective or cumulative effect transition method. We are assessing the impact, if any, the adoption of this standard will have on our consolidated financial statements and we have not decided upon the method of adoption.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2017 that are of significance or potential significance to us.

Note 2. Acquisitions

On February 1, 2016, we acquired all of the issued and outstanding shares of Trend for total consideration of approximately $25.7 million, net of cash acquired. Trend is a leading manufacturer of doors and windows in Australia. The excess purchase price over the fair value of net assets acquired of $3.6 million and $6.7 million was allocated to goodwill and intangible assets, respectively. Goodwill of $3.6 million is the excess of purchase price over the fair value of net assets acquired in business combinations and represents cost savings from reduced overhead and operational expenses by leveraging our manufacturing footprint, supply chain savings and sales synergies and is not expected to be fully tax-deductible. The intangible assets include technology, tradenames, trademarks, software, permits and customer relationships and are being amortized over a weighted average amortization period of 33 years. As of April 1, 2017, the purchase price allocation is considered complete. Acquisition-related costs of $0.9 million were expensed as incurred and are included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 26, 2016.

In August 2016, we acquired all of the issued and outstanding shares of Breezway, headquartered in Brisbane, Australia for total consideration of approximately $60.2 million, net of cash acquired. Breezway is a manufacturer of louver window systems for the residential and commercial window markets. Breezway’s primary sales market is Australia and it also maintains a presence in Malaysia and Hawaii. The acquisition of Breezway is expected to strengthen our position in the Australian window market and expand our product portfolio with new and innovative window designs as well as other complementary products.

The results of Trend and Breezway are included in our unaudited consolidated financial statements from the date of the acquisition.

Note 3. Discontinued Operations and Divestitures

Our discontinued operations consisted primarily of our Silver Mountain resort and real estate located in Idaho which was sold in November 2016 and is included in our Corporate and unallocated cost segment’s assets presented in the accompanying unaudited consolidated financial statements. The results of these operations have been removed from the results of continuing operations for all periods presented. As of December 31, 2016, there are no remaining assets or liabilities of discontinued operations separately presented in the consolidated balance sheets.

The results of discontinued operations including the gains on sale of discontinued operations are summarized as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Net revenues	$—	$3,633
Loss before tax and non-controlling interest	—	799
Loss from discontinued operations, net of tax	—	514

Note 4. Accounts Receivable

We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk and we do not usually require collateral for accounts receivable, but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by stock or other assets. As of April 1, 2017 and December 31, 2016, we had an allowance for doubtful accounts of $3.9 million and $3.8 million, respectively.

Note 5. Inventories

Inventories are stated at net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	April 1, 2017	December 31, 2016
Raw materials	$246,737	$233,730
Work in process	33,937	30,202
Finished goods	85,070	70,702
Inventories	$365,744	$334,634

Note 6. Property and Equipment, Net

(amounts in thousands)	April 1, 2017	December 31, 2016
Property and equipment	$1,735,078	$1,712,682
Accumulated depreciation	(1,029,721)	(1,008,031)
Property and equipment, net	$705,357	$704,651

We monitor all property, plant and equipment for any indicators of potential impairment. We recorded no impairment charges during the three months ended April 1, 2017 and $0.6 million during the three months ended and March 26, 2016.

Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Cost of sales	$18,895	$18,593
Selling, general and administrative	2,090	1,918
	$20,985	$20,511

Note 7. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Ending balance, December 31, 2016	$187,376	$229,112	$69,567	$486,055
Currency translation	62	2,913	3,758	6,733
Ending balance, April 1, 2017	$187,438	$232,025	$73,325	$492,788

Note 8. Warranty Liability

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

An analysis of our warranty liability is as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Balance at beginning of period	$45,398	$44,891
Current period expense	4,549	3,791
Liabilities assumed due to acquisition	—	16
Experience adjustments	1,116	14
Payments	(4,984)	(3,519)
Currency translation	127	402
Balance at end of period	46,206	45,595
Current portion	(18,921)	(17,134)
Long-term portion	$27,285	$28,461

The most significant component of warranty liability is in the North America segment which totaled $41.9 million at April 1, 2017 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million. The current and long-term portions of the warranty liability are included in accrued expenses and other current liabilities, and deferred credits and other liabilities, respectively, in the accompanying unaudited consolidated balance sheets.

Note 9. Notes Payable and Long-Term Debt

As of April 1, 2017 and December 31, 2016, notes payable consisted of the following and are included in notes payable and current maturities of long-term debt in the accompanying unaudited consolidated balance sheets:

(amounts in thousands)	April 1, 2017 Interest Rate	April 1, 2017	December 31, 2016
Variable rate industrial revenue bonds	1.02% - 1.10%	$160	$205

As of April 1, 2017 and December 31, 2016, our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	April 1, 2017 Effective Interest Rate	April 1, 2017	December 31, 2016
Revolving credit facility	—	$—	$742
Term loan, net of original discount of $6,851 and $8,086, respectively	4.15%	1,226,695	1,603,551
Mortgage notes	1.15%	29,871	29,505
Installment notes	2.08% - 6.38%	4,898	5,880
Installment notes for stock	3.00% - 6.00%	2,253	3,260
Unamortized debt issuance costs		(18,102)	(23,108)
		1,245,615	1,619,830
Current maturities of long-term debt		(15,157)	(19,826)
Long-term debt		$1,230,458	$1,600,004

In January 2015, we entered into a new €39.0 million committed Euro Revolving Facility that matures in January 2019. The revolving credit facility bears interest at the IBOR (subject to a floor of 0.00%) + 2.50%. The agreement requires that we maintain certain financial ratios, including an interest coverage ratio and a leverage ratio.

Subsequent to the IPO, we prepaid $375.0 million of outstanding principal under our Term Loan Facility. As a result of this prepayment, we recorded interest expense due to the write-off of a portion of the unamortized debt issuance costs of approximately $6.1 million and a portion of the original issue discount of approximately $0.9 million associated with the Term Loan Facility.

On March 7, 2017, we amended our Term Loan Facility to reduce the interest rate applicable to the term loans outstanding under the credit agreement (the "2017 term loan amendment"). Pursuant to the amendment, certain lenders under the credit agreement converted their 2016 Term Loans into Amended Term Loans in an aggregate amount, along with additional Amended Term Loans advanced by a replacement lender, of approximately $1.237 billion. The proceeds of the Amended Term Loans advanced by the replacement lender were used to prepay in full all of the 2016 Term Loans that were not converted into Amended Term Loans. Under the amendment, the rate at which Amended Term Loans bear interest is LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, depending on our net leverage ratio. In addition, the amendment removes the cap on the amount of cash netted from debt for the calculation of net debt. We incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets. Furthermore, the amendment requires that 0.25%, (or $3.1 million) of the aggregate principal amount of the Amended Term Loans is to be repaid quarterly prior to the final maturity date, resulting in an outstanding principal balance, net of original discount, of $1,226.7 million on April 1, 2017.

The Amended Term Loans are secured by the same collateral and guaranteed by the same guarantors as the 2016 Term Loans. The other terms of the Amended Term Loans are also generally the same as the terms of the 2016 Term Loans including maturity and payment terms.

At April 1, 2017, we had combined borrowing availability of $262.9 million under our revolving facilities. As of April 1, 2017 and December 31, 2016, we were in compliance with the terms of all of our Credit Facilities.

Note 10. Income Taxes

The effective income tax rate for continuing operations was 27.5% and 30.6% for the three months ended April 1, 2017, and March 26, 2016, respectively. In accordance with ASC 740-270, we recorded tax expense of $2.3 million and $2.1 million from continuing operations in the three months ended April 1, 2017, and March 26, 2016, respectively by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. The application of applying the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities which are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit related to discrete items included in the tax provision for continuing operations for the three months ended April 1, 2017 was $0.3 million, compared to a tax expense of $1.0 million for the three months ended March 26, 2016. The discrete amounts for the three months ended April 1, 2017 were comprised primarily of a valuation allowance release of $0.6 million for our Canadian subsidiary and tax expense of $0.3 million for current period interest expense on uncertain tax positions. The discrete amounts for the three months ended March 26, 2016 were comprised primarily of an unfavorable immaterial out-of-period correction of $0.5 million to our deferred tax balances and current period interest expense on uncertain tax positions.

The effective tax rate for discontinued operations was 35.7% for the period ended March 26, 2016.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $11.6 million as of April 1, 2017 and December 31, 2016.

Note 11. Segment Information

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available and the information presented to the CODM. Management reviews net revenues and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), as adjusted for the following items: income (loss) from discontinued operations, net of tax; gain (loss) on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax (expense) benefit; depreciation and intangible amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

The following tables set forth certain reportable segment information relating to our operations. We revised total net revenues and elimination of intersegment net revenues for our North America and Australasia segments to eliminate an inconsistency in the presentation of intersegment net revenues to properly reflect only sales between segments for all of our segments. There are no changes to net revenues from external customers by segment or in total. These corrections were not material to the prior periods presented.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended April 1, 2017:
Total net revenues	$484,564	$242,668	$124,342	$851,574	$—	$851,574
Elimination of intersegment net revenues	(467)	(346)	(2,974)	(3,787)	—	(3,787)
Net revenues from external customers	$484,097	$242,322	$121,368	$847,787	$—	$847,787
Impairment and restructuring charges	236	873	—	1,109	93	1,202
Adjusted EBITDA	50,178	27,205	13,249	90,632	(9,670)	80,962
Three Months Ended March 26, 2016:
Total net revenues	$460,766	$238,789	$99,557	$799,112	$—	$799,112
Elimination of intersegment net revenues	(541)	(240)	(1,784)	(2,565)	—	(2,565)
Net revenues from external customers	$460,225	$238,549	$97,773	$796,547	$—	$796,547
Impairment and restructuring charges	1,877	767	83	2,727	254	2,981
Adjusted EBITDA	31,699	24,696	8,919	65,314	(4,158)	61,156

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Net income	$6,428	$6,045
Earnings from discontinued operations, net of tax	—	(514)
Equity earnings of non-consolidated entities	(481)	(765)
Income tax expense	2,252	2,097
Depreciation and intangible amortization	27,062	25,692
Interest expense, net (a)	26,892	17,011
Impairment and restructuring charges (b)	1,180	2,900
Gain on sale of property and equipment	(43)	(3,644)
Stock-based compensation expense	5,444	5,085
Non-cash foreign exchange transaction/translation (income) loss	4,360	4,983
Other non-cash items (c)	1	425
Other items (d)	7,587	1,830
Costs relating to debt restructuring and debt refinancing (e)	280	11
Adjusted EBITDA	$80,962	$61,156

(a)
Interest expense for the three months ended April 1, 2017 include $7,002 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges above include charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations. See Note 16- Impairment and Restructuring Charges of Continuing Operations in our unaudited financial statements for the year ended December 31, 2016 included elsewhere in this Form 10-Q.

(c)	Other non-cash items include, among other things, charges relating to inventory of $357 in the three months ended March 26, 2016.

(d)	Other items not core to business activity include: (i) in the three months ended April 1, 2017, (1) $7,996 in legal costs,
(2) $(2,247) gain on settlement of contract escrow, (3) $498 in facility shut down costs, and (4) $348 in IPO costs; and (ii) in the three months ended March 26, 2016, (1) $868 in acquisition costs, (2) $294 in Dooria plant closure costs, and (3) $212 of tax consulting costs in Europe.

(e)	Includes non-recurring fees and expenses related to professional advisors, financial advisors and financial monitors retained in connection with the refinancing of our debt obligations.

Note 12. Series A Convertible Preferred Shares

Prior to the IPO, we had the authority to issue up to 8,750,000 shares of preferred stock, par value of $0.01, of which 8,749,999 shares were designated as Series A Convertible Preferred Stock and one share was designated as Series B Preferred Stock. Series A Convertible Preferred Stock consisted of 2,922,634 shares of Series A-1 Stock, 208,760 shares of Series A-2 Stock, 843,132 shares of Series A-3 Stock, and 4,775,473 shares of Series A-4 Stock. At December 31, 2016, all of the authorized shares of Series A-1, Series A-2, and Series A-3 Stock and one Series B Stock were issued and outstanding.

Immediately prior to the closing of our IPO, the outstanding shares and accumulated and unpaid dividends of the Series A Convertible Preferred Stock converted into 64,211,172 common shares by applying the applicable conversion rates as prescribed in our certificate of incorporation. On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware and the Company’s Amended and Restated Bylaws became effective, and all outstanding shares of Series A Convertible Preferred Stock converted into shares of common stock.

Note 13. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of preferred stock.

Common Stock - As of December 31, 2016, we were governed by our pre-IPO charter, which provided the authority to issue 22,810,000 shares of common stock, with a par value of $0.01 per share, of which 22,379,800 shares were designated common stock and 430,200 shares were designated as Class B-1 Common Stock. On January 3, 2017, our pre-IPO charter was amended to authorize us to issue 904,732,200 shares of common stock, with a par value of $0.01 per share, of which 900,000,000 shares were designated common stock and 4,732,200 shares were designated as Class B-1 Common Stock. Each share of common stock (whether common stock or Class B-1 Common Stock) had the same rights, privileges, interest and attributes and was subject to the same limitations as every other share treating the Class B-1 Common Stock on an as-converted basis. Each share of Class B-1 Common Stock was convertible at the option of the holder into shares of common stock at the same ratio on the date of conversion as a share of Series A-1 Stock would have been convertible on such date of conversion, assuming that no cash dividends had been paid on the Series A-1 Stock (or its predecessor security) since the date of initial issuance. Immediately prior to the closing of our IPO, all of the outstanding shares of Class B-1 Common Stock were converted into 309,404 common shares of common stock.

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. A summary of activity for common and Class B-1 Common Stock outstanding for the three months ended April 1, 2017 is as follows:

	Common	B-1 Common
Beginning shares outstanding	17,894,393	177,221
Shares issued	22,329,118	—
Shares converted	64,520,576	(177,221)
Ending shares outstanding	104,744,087	—

Shares outstanding above excludes the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both April 1, 2017 and December 31, 2016 with a total original issuance value of $12.4 million.

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.7 million, including $5.9 million of capitalized costs included in "other assets" as of December 31, 2016 in the accompanying consolidated balance sheets were charged to equity upon completion of the IPO.

Note 14. Earnings (Loss) Per Share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculating by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Series A Stock, common stock options, Class B-1 Common Stock options, and unvested Common Restricted Stock Units are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for all periods presented.

The basic and diluted loss per share calculations for the three months ended April 1, 2017 and March 26, 2016 are presented below (in thousands, except share and per share amounts).

	April 1, 2017	March 26, 2016
Income from continuing operations	$5,947	$4,766
Equity earnings of non-consolidated entities	481	765
Income from continuing operations and equity earnings of non- consolidated entities	6,428	5,531
Undeclared Series A Convertible Preferred Stock dividends	(10,462)	(26,406)
Loss attributable to common shareholders from continuing operations	(4,034)	(20,875)
Income from discontinued operations, net of tax	—	514
Net loss attributable to common shareholders	$(4,034)	$(20,361)

Weighted-average outstanding shares of common stock basic and diluted	74,295,248	17,936,853
Basic and diluted loss per share
Loss from continuing operations	$(0.05)	$(1.16)
Income from discontinued operations	$—	$0.03
Net loss per share	$(0.05)	$(1.13)

Prior to its conversion, our Class B-1 Common Stock was considered a participating security as defined by ASC 260. However, because the effect of utilizing the two-class method to allocate earnings to Class B-1 Common Stock outstanding on an as-converted basis had an immaterial effect on the loss per share, we have elected to forgo the two-class method and separate presentation of loss per share for each participating class of common stock.

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	April 1, 2017	March 26, 2016
Series A Convertible Preferred Stock	—	3,974,525
Common Stock options	8,005,695	1,924,736
Class B-1 Common Stock options (converted to Common Stock options February 1, 2017)	—	3,479,157

In addition, unvested restricted stock units of 549,520, and 389,433 as of April 1, 2017 and March 26, 2016, respectively, have not been included as the vesting conditions have not been satisfied as of the respective period end.

Note 15. Stock Compensation

Our Amended and Restated Stock Incentive Plan, the “Stock Incentive Plan”, allowed for us to offer common options, B-1 common options and common RSUs for the benefit of our employees, affiliate employees and key non-employees. Under the Stock Incentive Plan, we can award up to an aggregate of 2,761,000 common shares and 4,732,200 B-1 common shares. The Stock Incentive Plan provides for accelerated vesting of awards upon the occurrence of certain events. Through December 31, 2016, we issued 5,156,976 options and 385,220 RSUs under the Stock Incentive Plan.

In connection with our IPO, the Board adopted and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, the “Omnibus Equity Plan”. Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock. Under the Omnibus Equity Plan, awards may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).

During the three months ended April 1, 2017, employees were granted 492,597 stock options with a weighted-average exercise price of $27.73. Stock options forfeited in the three months ended April 1, 2017 were 77,292 with a weighted-average exercise price of $13.17. Stock options exercised during the three months ended April 1, 2017 totaled 61,139 with a weighted-average exercise price of $12.14. During the three months ended April 1, 2017, our eligible non-employee directors were granted 21,198 RSUs at a weighted-average grant date fair value of $31.13 per RSU, with vesting on the first anniversary of the date of grant, and employees were granted 143,102 RSUs at a weighted-average grant date fair value of $27.72, with vesting on the third anniversary of the date of grant.

During the three months ended March 26, 2016, employees were granted 215,600 stock options with weighted-average exercise prices of $33.31. Stock options cancelled in the three months ended March 26, 2016 were 84,469 with a weighted-average exercise price of $16.49. Stock options exercised during the three months ended March 26, 2016 totaled 15,334 with a weighted-average exercise price of $17.25. During the three months ended March 26, 2016, employees were granted 11,000 restricted stock units.

Our stock-based compensation expense was $5.4 million and $5.1 million for the three month periods ended April 1, 2017 and March 26, 2016, respectively.

Note 16. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations. We review our operations to identify those not meeting our minimum profitability or return on investment levels.

In the first quarter of 2017, we incurred impairment and restructuring costs of $1.2 million, primarily related to ongoing restructuring costs in our Europe segment. In the first quarter of 2016, we incurred impairment and restructuring costs of $3.0 million, primarily related to ongoing global personnel restructuring.

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Impairments	$—	$605
Restructuring charges, net of fair value adjustment gains	1,202	2,376
Total impairment and restructuring charges	$1,202	$2,981

Short-term restructuring accruals are recorded in accrued expenses and totaled $1.6 million and $1.5 million as of April 1, 2017 and December 31, 2016, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $3.5 million and $3.6 million as of April 1, 2017 and December 31, 2016, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
April 1, 2017
Severance and sales restructuring costs	$836	$551	$(712)	$675
Disposal of property and equipment	—	89	(89)	—
Lease obligations and other	4,183	562	(265)	4,480
	$5,019	$1,202	$(1,066)	$5,155
March 26, 2016
Severance and sales restructuring costs	$5,424	$1,928	$(2,286)	$5,066
Lease obligations and other	3,083	448	(143)	3,388
	$8,507	$2,376	$(2,429)	$8,454

Note 17. Other Income (Expense)

Other income (expense for the three months ended April 1, 2017 and March 26, 2016 was as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Foreign currency losses	$(5,653)	$(3,270)
Settlement of contract escrow	2,247	—
Gain on sale of property and equipment	(48)	3,553
Other items	855	441
	$(2,599)	$724

Note 18. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the unaudited consolidated balance sheets at their respective fair values. For derivatives designated as hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in consolidated other comprehensive income (loss) until the hedged item affects earnings, to the extent the derivative is effective at offsetting the changes in cash flows being hedged. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the consolidated statements of operations. Changes in the fair value of a derivative that do not meet the criteria for designation as a fair value or cash flow hedge at inception, or fail to meet the criteria thereafter, are also recognized in the unaudited consolidated statements of operations.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not executed in the local currency of the operating unit, we are exposed to currency risk. In order to mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $80.1 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $72.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $174.2 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (expense) income. We recorded mark-to-market losses of $8.6 million, and $6.9 million in the three months ended April 1, 2017 and March 26, 2016 respectively.

Interest rate swap derivatives – We are exposed to interest rate market risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. The interest rate swaps mature in September 2019 and are forward-starting with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our $775.0 million Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the Incremental Term Loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate market risk associated with variable rate long-term debt. The additional interest rate swaps mature in September 2019 and are forward-starting, with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016.

The interest rate swap agreements are designated as cash flow hedges and effectively change the LIBOR portion of the interest rate (or "base rate") on a portion of the debt outstanding under our Term Loan Facility to the weighted average fixed rates per the time frames below:

Period	Notional (1)	Weighted Average Rate
	(amounts in thousands)
September 2015 - December 2015	$289,875	1.997%
December 2015 - June 2016	$273,000	1.997%
June 2016 - September 2016	$486,000	2.054%
September 2016 - December 2016	$759,000	2.161%
December 2016 - December 2017	$914,250	2.188%
December 2017 - December 2018	$825,000	2.190%
December 2018 - September 2019	$707,250	2.192%

(1)	Aggregate notional in effect during the period shown.

The cumulative pre-tax mark-to-market loss of $9.8 million relating to these interest rate contracts was recorded in consolidated other comprehensive income (loss) at April 1, 2017 as no portion was deemed ineffective. We recorded $2.7 million and $0.7 million of interest expense deriving from the interest rate swaps that were in effect during the three months ended April 1, 2017 and March 26, 2016, respectively.

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

The fair values of derivative instruments held as of April 1, 2017 and December 31, 2016 are as follows:

	Asset derivatives
(amounts in thousands)	Balance Sheet Location	April 1, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,082	$6,309

	Liability derivatives
	Balance Sheet Location	April 1, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$7,179	$9,050
	Deferred credits and other liabilities	$2,651	$3,878
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$4,062	$691

Note 19. Fair Value Measurements

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair value of these instruments were as follows:

	April 1, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash and equivalents	$—	$89,519	$—	$89,519
Derivative assets, recorded in other current assets	—	1,082	—	1,082
Derivative liabilities, recorded in accrued expenses	—	(13,892)	—	(13,892)
Total	$—	$76,709	$—	$76,709

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash and equivalents	$—	$6,059	$—	$6,059
Derivative assets, recorded in other current assets	—	6,309	—	6,309
Derivative liabilities, recorded in accrued expenses	—	(13,619)	—	(13,619)
Total	$—	$(1,251)	$—	$(1,251)

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

There were no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of April 1, 2017. The non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2016 are presented below.

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$1,445	$1,445	$1,602
Total	$—	$—	$1,445	$1,445	$1,602

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 20. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of April 1, 2017 and December 31, 2016 due to their short-term nature, variable interest rates and mark to market accounting for derivative contracts. The fair values of fixed rate long-term receivables and debt were evaluated using a discounted cash flow analysis and using market interest rates. The fair value of long-term receivables approximated carrying values at both April 1, 2017 and December 31, 2016; however, long-term fixed rate debt indicated a fair value of $10.7 million and $22.0 million higher than the recorded value as of April 1, 2017 and December 31, 2016, respectively.

Note 21. Commitments and Contingencies

Litigation – We are involved in various legal proceedings encountered in the normal course of business and accrue for loss amounts on legal matters when it is probable a liability has been incurred and the amount of liability can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying consolidated balance sheets.

Other than as described below, as of April 1, 2017, there are no current proceedings or litigation matters involving the Company or its property that we believe could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Steves and Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the contract, Steves filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division. The complaint alleges that our acquisition of CMI, together with subsequent price increases and termination of the contract, violated antitrust laws and constituted a breach of contract, breach of warranty, and tort. The complaint seeks injunctive relief, ordinary and treble damages, and declaratory relief. We believe Steves’ claims lack merit and intend to defend against this action vigorously.

ESOP - The JELD-WEN ESOP Plan, Administrative Committee, and individual trustees were sued by three separate groups of former employees and members of the ESOP for alleged violations relating to the management and distribution of the ESOP funds. These matters were pled as class actions and none of the cases were certified. In January 2015, we executed settlement agreements with applicable parties resulting in our recording $5.0 million in settlement expense in March 2015. Pursuant to the agreements, we accrued a $15.7 million liability to the plaintiffs in other accrued expenses and a $10.7 million insurance receivable in accounts receivable. In June 2015, we paid all settlement funds into an escrow account. On October 19, 2015, the court provided final approval of the settlement in all respects. We received $10.7 million from insurance carriers on December 1, 2016. All settlement funds have now been credited to claimant's respective accounts.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At April 1, 2017 and December 31, 2016, our accrued liability for self-insured risks was $73.1 million and $71.3 million, respectively.

Indemnifications – At April 1, 2017, we had commitments related to certain representations made on contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.

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

(amounts in thousands)	April 1, 2017	December 31, 2016
Self-insurance workers' compensation	$18,514	$18,514
Liability and other insurance	15,884	15,884
Environmental	14,186	14,086
Other	14,008	14,070
	$62,592	$62,554

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and present laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both April 1, 2017 and December 31, 2016. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets and totaled $0.1 million and $0.0 million at April 1, 2017 and December 31, 2016, respectively.

Everett, Washington WADOE Action - In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination at our former manufacturing site in Everett, Washington. As part of this order, we also agreed to develop a CAP identifying remediation options and the feasibility thereof. We are currently working with WADOE to finalize our assessment and draft CAP. We estimate the remaining cost to complete our assessment and develop the CAP at $0.5 million which we have fully accrued. We are working with insurance carriers who provided coverage to a previous owner and operator of the site, and at this time we cannot reasonably estimate the cost associated with any remedial action we would be required to undertake and have not provided for any remedial action in our accompanying consolidated financial statements. Should extensive remedial action ultimately be required, and if those costs are not found to be covered by insurance, the cost of remediation could have a material adverse effect on our results of operations and cash flows.

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In September 2015 we entered into a settlement agreement under which we will pay $1.2 million to settle the claim. Of the $1.2 million, the prior insurance carrier for the site has agreed to fund $1.0 million of the settlement. All amounts related to the settlement are fully accrued and we do not expect to incur any further significant loss related to the settlement of this matter.

Towanda, Pennsylvania Consent Order - In 2015, we entered into a COA with the Pennsylvania Department of Environmental Protection to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There is currently $10.7 million in bonds collateralized in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated then we may not be able to meet such deadlines.

Employee Stock Ownership Plan – We have historically provided cash to our U.S. ESOP plan in order to fund required distributions to participants through the repurchase of shares of our common stock. Following our February 2017 IPO, the value of a share of common stock held through the ESOP is now based on JELD-WEN’s public share price. We do not anticipate that JWH will fund future distributions.

Note 22. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using weighted-average assumptions made on January 1 of each year as summarized below:

(amounts in thousands)	Three Months Ended
Components of pension benefit expense - U.S. benefit plan	April 1, 2017	March 26, 2016
Service cost	$825	$800
Interest cost	3,350	4,100
Expected return on plan assets	(4,525)	(5,050)
Amortization of net actuarial pension loss	3,000	3,075
Pension benefit expense	$2,650	$2,925

There were no required contributions to our U.S. defined benefit pension plan, or "the Plan" during the three months ended April 1, 2017 and March 26, 2016, and we did not make any voluntary contributions in either period. The Plan currently exceeds the Pension Protection Act of 2006 guidelines and expects to be in excess of the guidelines for the near future. Therefore, no contributions are required in the near future.

Note 23. Supplemental Cash Flow Information

(amounts in thousands)	Three Months Ended
	April 1, 2017	March 26, 2016
Non-cash Operating Activities:
Costs associated with initial public offering in accounts payable	$1,310	$—
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$753	$2,651
Customer accounts receivable converted to notes receivable	117	119
Non-cash Financing Activities:
Costs associated with initial public offering formerly capitalized in prepaid expenses	$5,858	$—

Note 24. Subsequent Events

We have evaluated subsequent events from the balance sheet date through May 12, 2017, and determined that there are no other items to disclose.

Note 25. Revision of Prior Period Financial Statements

During the three months ended April 1, 2017, we identified errors related to the tax treatment of our share-based compensation expense and the inter-quarter allocation of a tax benefit associated with the release of a valuation allowance in a foreign jurisdiction that were reported for the year ended December 31, 2016. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270, Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded that the effects of these errors and the other accumulated misstatements were not material individually or in the aggregate to our previously reported quarterly or annual periods for the year ended December 31, 2016. The cumulative amount of the prior period adjustments would have been material to our current statement of operations and comprehensive loss had we made the correction in the current period, and accordingly we will revise our previously issued financial statements to correct this misstatement.  In addition, we also corrected the timing of other previously recorded immaterial out-of-period adjustments. As such, we will correct the applicable prior periods as such financial information is included in future filings with the SEC. The prior period financial statements included in this filing have been revised to reflect the correction of these errors and the other accumulated misstatements.

The effects of correcting the error and the other accumulated misstatements on our prior year’s financial statements have been summarized below.

	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$407,620	$(450)	$407,170
Total current assets	875,810	(450)	875,360
Deferred tax assets	268,965	14,911	283,876
Intangible assets, net	117,795	(1,205)	116,590
Other assets	63,020	527	63,547
Total assets	2,516,296	13,783	2,530,079
Accrued expenses and other current liabilities	173,521	(294)	173,227
Total current liabilities	513,126	(294)	512,832
Total liabilities	2,323,417	(294)	2,323,123
Retained earnings	202,562	14,077	216,639
Total shareholders' equity	41,922	14,077	55,999
Total liabilities, convertible preferred shares, and shareholders’ equity	2,516,296	13,783	2,530,079

	Three months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$754,620	$8	$754,628
Gross margin	218,549	(8)	218,541
Selling, general and administrative	181,047	1,647	182,694
Operating income	32,700	(1,655)	31,045
Income before taxes, equity earnings and discontinued operations	12,700	(1,655)	11,045
Income tax benefit	219,963	20,699	240,662
Income from continuing operations, net of tax	232,663	19,044	251,707
Equity earnings on non-consolidated entities	814	527	1,341
Net income	232,998	19,571	252,569
Net loss attributable to common shareholders	(93,243)	19,571	(73,672)

Weighted Average Common Shares *
Basic and diluted	18,086,012		18,086,012
Loss per share from continuing operations:
Basic and diluted	$(5.13)	$1.08	$(4.05)
Net loss per share:
Basic and diluted	$(5.16)	$1.08	$(4.08)
* Adjusted for 11 for 1 stock split

	Twelve months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,866,805	$405	$2,867,210
Gross margin	799,994	(405)	799,589
Selling, general and administrative	589,407	1,250	590,657
Operating income	196,740	(1,655)	195,085
Income before taxes, equity earnings and discontinued operations	131,975	(1,655)	130,320
Income tax benefit	225,596	15,205	240,801
Income from continuing operations, net of tax	357,571	13,550	371,121
Equity earnings on non-consolidated entities	3,264	527	3,791
Net income	357,511	14,077	371,588
Net loss attributable to common shareholders	(39,136)	14,077	(25,059)

Weighted Average Common Shares *
Basic and diluted	17,992,879		17,992,879
Loss per share from continuing operations:
Basic and diluted	$(1.99)	$0.78	$(1.21)
Net loss per share:
Basic and diluted	$(2.17)	$0.78	$(1.39)
* Adjusted for 11 for 1 stock split

	September 24, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$492,965	$(441)	$492,524
Total current assets	968,162	(441)	967,721
Deferred tax assets	50,698	(5,974)	44,724
Goodwill	510,658	(323)	510,335
Other assets	55,926	50	55,976
Total assets	2,435,813	(6,688)	2,429,125
Accrued payroll and benefits	144,941	(1,167)	143,774
Accrued expenses and other current liabilities	219,988	(1,082)	218,906
Total current liabilities	598,960	(2,249)	596,711
Deferred tax liabilities	10,397	245	10,642
Total liabilities	2,057,572	(2,004)	2,055,568
APIC	104,061	810	104,871
Accumulated deficit	(30,436)	(5,494)	(35,930)
Total shareholders' deficit	(79,995)	(4,684)	(84,679)
Total liabilities, convertible preferred shares, and shareholders’ equity	2,435,813	(6,688)	2,429,125

	Three months ended
	September 24, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$721,887	$(186)	$721,701
Gross margin	210,588	186	210,774
Selling, general and administrative	135,910	(1,001)	134,909
Operating income	70,733	1,187	71,920
Income before taxes, equity earnings and discontinued operations	59,917	1,187	61,104
Income tax (expense) benefit	(14,358)	881	(13,477)
Income from continuing operations, net of tax	45,559	2,068	47,627
Net income	44,016	2,068	46,084
Net income attributable to common shareholders	13,909	2,068	15,977

Weighted Average Common Shares *
Basic	18,001,225		18,001,225
Diluted	84,737,235		84,737,235
Earnings per share from continuing operations:
Basic	$0.92	$0.12	$1.04
Diluted	$0.55	$0.02	$0.57
Net earnings per share:
Basic	$0.77	$0.12	$0.89
Diluted	$0.52	$0.02	$0.54
* Adjusted for 11 for 1 stock split

	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$473,187	$(274)	$472,913
Total current assets	944,833	(274)	944,559
Deferred tax assets	55,007	(6,926)	48,081
Total assets	2,369,909	(7,200)	2,362,709
Accounts payable	210,798	373	211,171
Accrued expenses and other current liabilities	191,144	(551)	190,593
Total current liabilities	571,841	(178)	571,663
Total liabilities	2,025,339	(178)	2,025,161
APIC	98,464	540	99,004
Accumulated deficit	(74,452)	(7,562)	(82,014)
Total shareholders' deficit	(137,367)	(7,022)	(144,389)
Total liabilities, convertible preferred shares, and shareholders’ equity	2,369,909	(7,200)	2,362,709

	Three months ended
	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$751,874	$583	$752,457
Gross margin	212,734	(583)	212,151
Selling, general and administrative	140,858	204	141,062
Operating income	69,757	(787)	68,970
Income before taxes, equity earnings and discontinued operations	52,095	(787)	51,308
Income tax (expense) benefit	22,197	(6,484)	15,713
Income from continuing operations, net of tax	74,292	(7,271)	67,021
Net income	74,161	(7,271)	66,890
Net income attributable to common shareholders	22,459	(7,271)	15,188

Weighted Average Common Shares *
Basic	17,972,977		17,972,977
Diluted	82,947,084		82,947,084
Earnings per share from continuing operations:
Basic	$1.28	$(0.40)	$0.88
Diluted	$0.91	$(0.09)	$0.82
Net earnings per share:
Basic	$1.25	$(0.40)	$0.85
Diluted	$0.90	$(0.09)	$0.81
* Adjusted for 11 for 1 stock split

	March 26, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accrued expenses and other current liabilities	$173,937	$(109)	$173,828
Total current liabilities	543,426	(109)	543,317
Total liabilities	1,997,357	(109)	1,997,248
APIC	90,922	400	91,322
Accumulated deficit	(148,613)	(291)	(148,904)
Total shareholders' deficit	(208,838)	109	(208,729)
Total liabilities, convertible preferred shares, and shareholders’ equity	2,270,456	—	2,270,456

	Three months ended
	March 26, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative	$131,592	$400	$131,992
Operating income	23,550	(400)	23,150
Income before taxes, equity earnings and discontinued operations	7,263	(400)	6,863
Income tax (expense) benefit	(2,206)	109	(2,097)
Income from continuing operations, net of tax	5,057	(291)	4,766
Net income	6,336	(291)	6,045
Net loss attributable to common shareholders	(20,070)	(291)	(20,361)

Weighted Average Common Shares *
Basic and diluted	17,936,853		17,936,853
Loss per share from continuing operations:
Basic and diluted	$(1.15)	$(0.01)	$(1.16)
Net loss per share:
Basic and diluted	$(1.12)	$(0.01)	$(1.13)
* Adjusted for 11 for 1 stock split

Consolidated Statement of Cash Flow

The error did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 11 - Segment Information, Adjusted EBITDA

	Three months ended
	December 31, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$232,998	$19,571	$252,569
Equity earnings on non-consolidated entities	(814)	(527)	(1,341)
Income tax benefit	(219,963)	(20,699)	(240,662)
Depreciation and amortization	29,272	1,205	30,477
Share-based compensation expense	7,520	(810)	6,710
Adjusted EBITDA	103,033	(1,260)	101,773

	Three months ended
	September 24, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$44,016	$2,068	$46,084
Income tax (benefit) expense	14,358	(881)	13,477
Share-based compensation expense	4,867	270	5,137
Adjusted EBITDA	116,549	1,457	118,006

	Three months ended
	June 25, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$74,161	$(7,271)	$66,890
Income tax (benefit) expense	(22,197)	6,484	(15,713)
Share-based compensation expense	5,392	140	5,532
Adjusted EBITDA	113,394	(647)	112,747

	Three months ended
	March 26, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$6,336	$(291)	$6,045
Income tax (benefit) expense	2,206	(109)	2,097
Share-based compensation expense	4,685	400	5,085
Adjusted EBITDA	61,156	—	61,156

	Twelve months ended
	December 31, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$357,511	$14,077	$371,588
Equity earnings on non-consolidated entities	(3,264)	(527)	(3,791)
Income tax benefit	(225,596)	(15,205)	(240,801)
Depreciation and amortization	106,790	1,205	107,995
Share-based compensation expense	22,464	—	22,464
Adjusted EBITDA	394,132	(450)	393,682

Segment Information: Adjusted EBITDA

	Three months ended
	December 31, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$66,139	$32,157	$19,273	$117,569	$(14,536)	$103,033
Adjustment	(499)	—	(751)	(1,250)	(10)	(1,260)
As Revised	$65,640	$32,157	$18,522	$116,319	$(14,546)	$101,773

	Three months ended
	September 24, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$78,207	$31,431	$17,088	$126,726	$(10,177)	$116,549
Adjustment	499	—	751	1,250	207	1,457
As Revised	$78,706	$31,431	$17,839	$127,976	$(9,970)	$118,006

	Three months ended
	June 25, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$75,786	$34,290	$14,239	$124,315	$(10,921)	$113,394
Adjustment	—	—	—	—	(647)	(647)
As Revised	$75,786	$34,290	$14,239	$124,315	$(11,568)	$112,747

	Twelve months ended
	December 31, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$251,831	$122,574	$59,519	$433,924	$(39,792)	$394,132
Adjustment	—	—	—	—	(450)	(450)
As Revised	$251,831	$122,574	$59,519	$433,924	$(40,242)	$393,682

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, or “should”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our annual report on Form 10-K and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•our new ERP system that we anticipate implementing in the future proving ineffective;
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
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with the material weaknesses that have been identified;
•Onex Partners’ control of us; and

•	other risks and uncertainties, including those listed under Item 1A- Risk Factors in our annual report of Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in herein. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Form10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement in this Form 10-Q speaks only as of the date of this Form 10-Q or as of the date such statement was made. We do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context requires otherwise, references in this Form 10-Q to “we”, “us”, “our”, “the Company”, or “JELD-WEN” mean JELD-WEN Holding, Inc., together with our consolidated subsidiaries where the context requires, including our wholly owned subsidiary JWI.

This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors and included elsewhere in this Form 10-Q.

This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this Form 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:

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

In October 2011, Onex Partners acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. Following our IPO, Onex Partners continues to own the majority of our common stock, and Onex Partners has appointed the majority of our board of directors.

On February 1, 2017, we closed on the offering of 28,750,000 shares of our common stock at a public offering price of $23.00, resulting in net proceeds of $472.7 million after deducting underwriters' discounts and commissions and other offering expenses. We used a portion of the net proceeds from the offering to repay $375 million of indebtedness outstanding under our Term Loan Facility, and have used or will use the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. In the three months ended April 1, 2017, our North American operations accounted for 57% of net revenues ($484 million), our European operations accounted for 29% of net revenues ($242 million), and our Australasian operations accounted for 14% of net revenues ($121 million). In the three months ended March 26, 2016, our North American operations accounted for 58% of net revenues ($460 million), our European operations accounted for 30% of net revenues ($239 million), and our Australasian operations accounted for 12% of net revenues ($98 million). Financial information related to our business segments and can be found in Note 11- Segment Information in our unaudited financial statements for the three months ended April 1, 2017 included elsewhere in this Form 10-Q.

Acquisitions

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

We paid an aggregate of approximately $85.6 million in cash (net of cash acquired) for Trend and Breezway.

Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. All percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results for the three months ended March 26, 2016 has been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 25 - Revision of Prior Period Financial Statements.

Comparison of the Three Months Ended April 1, 2017 to the Three Months Ended March 26, 2016

	Three Months Ended
	April 1, 2017		March 26, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$847,787	100.0%	$796,547	100.0%
Cost of sales	661,816	78.1%	638,424	80.1%
Gross margin	185,971	21.9%	158,123	19.9%
Selling, general and administrative	147,079	17.3%	131,992	16.6%
Impairment and restructuring charges	1,202	0.1%	2,981	0.4%
Operating income	37,690	4.4%	23,150	2.9%
Interest expense, net	(26,892)	(3.2)%	(17,011)	(2.1)%
Other income	(2,599)	(0.3)%	724	0.1%
Income before taxes, equity earnings and discontinued operations	8,199	1.0%	6,863	0.9%
Income tax expense	(2,252)	(0.3)%	(2,097)	(0.3)%
Income from continuing operations, net of tax	5,947	0.7%	4,766	0.6%
Equity earnings of non-consolidated entities	481	0.1%	765	0.1%
Income from discontinued operations, net of tax	—	—%	514	0.1%
Net income	$6,428	0.8%	$6,045	0.8%

Consolidated Results

Net Revenues—Net revenues increased $51.2 million, or 6.4%, to $847.8 million in the three months ended April 1, 2017 from $796.5 million in the three months ended March 26, 2016. The increase in net revenues was primarily due to an increase in core revenues of 6% as well as a 1% increase associated with our recent acquisitions in our Australasia segment. Our core net revenues increased primarily as a result of increased shipping days in the quarter and positive pricing. These increases were partially offset by an unfavorable foreign exchange impact of 1%.

Gross Margin—Gross margin increased $27.8 million, or 17.6%, to $186.0 million in the three months ended April 1, 2017 from $158.1 million in the three months ended March 26, 2016. Gross margin as a percentage of net revenues was 21.9% in the three months ended April 1, 2017 and 19.9% in the three months ended March 26, 2016. The increases in gross margin and gross margin percentage were due to profitable core growth, acquisitions, price increases, and cost out initiatives, partially offset by the weakening of the British pound and the Euro compared to prior year which resulted in an unfavorable impact of foreign exchange.

SG&A Expense—SG&A expense increased $15.1 million, or 11.4%, to $147.1 million in the three months ended April 1, 2017 from $132.0 million in the three months ended March 26, 2016. SG&A expense as a percentage of net revenues was 17.3% for the three months ended April 1, 2017 and 16.6% for the three months ended March 26, 2016. The increases in SG&A expense and SG&A expense percentage were primarily due to increased professional fees as well as costs associated with our IPO process, SG&A expense associated with our recent acquisitions, and increased wages including stock compensation, partially offset by favorable impact of foreign exchange.

Impairment and Restructuring Charges—Impairment and restructuring charges decreased $1.8 million, or 59.7%, to $1.2 million in the three months ended April 1, 2017 from $3.0 million in the three months ended March 26, 2016. The charges in the three months ended April 1, 2017 consisted primarily of ongoing restructuring costs in our Europe segment. The charges for the three months ended March 26, 2016 consisted primarily of ongoing personnel restructuring in our North America segment.

Interest Expense, Net—Interest expense, net increased $9.9 million, or 58.1%, to $26.9 million in the three months ended April 1, 2017 from $17.0 million in the three months ended March 26, 2016. The increase was primarily due to additional interest expense resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $7.0 million in connection with the repayment of $375 million of incremental term loans with proceeds from our IPO. In addition, interest expense increased due to higher long-term debt levels for the first month of the period as a result of the borrowing of $375 million of incremental term loans, partially offset by lower applicable margins resulting from the 2017 term loan amendment, which became effective in March 2017.

Income Taxes—Income tax expense in the three months ended April 1, 2017 was $2.3 million, compared to $2.1 million in the three months ended March 26, 2016. The effective tax rate in the three months ended April 1, 2017 was 27.5% compared to an effective tax rate of 30.6% in the three months ended March 26, 2016.

Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), as adjusted for the following items: income (loss) from discontinued operations, net of tax; gain (loss) on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax benefit (expense); depreciation and intangible amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation income (loss); other non-cash items; other items; and costs related to debt restructuring, debt refinancing, and the Onex Partners Investment. For additional information on segment Adjusted EBITDA, see Note 11- Segment Information to our financial statements included in this Form 10-Q.

	Three Months Ended
(dollars in thousands)	April 1, 2017	March 26, 2016
Net revenues from external customers			% Variance
North America	$484,097	$460,225	5.2%
Europe	242,322	238,549	1.6%
Australasia	121,368	97,773	24.1%
Total Consolidated	$847,787	$796,547	6.4%
Percentage of total consolidated net revenues
North America	57.1%	57.8%
Europe	28.6%	29.9%
Australasia	14.3%	12.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$50,178	$31,699	58.3%
Europe	27,205	24,696	10.2%
Australasia	13,249	8,919	48.5%
Corporate and Unallocated costs	(9,670)	(4,158)	132.6%
Total Consolidated	$80,962	$61,156	32.4%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.4%	6.9%
Europe	11.2%	10.4%
Australasia	10.9%	9.1%
Total Consolidated	9.5%	7.7%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11- Segment Information.

North America
Net revenues in North America increased $23.9 million, or 5.2%, to $484.1 million in the three months ended April 1, 2017 from $460.2 million in the three months ended March 26, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 5%, comprised of increases in volume/mix of 3% and pricing of 2%. The increase in volume/mix was primarily the result of additional shipping days in the current period and increased demand for our products driven by our profitable growth initiatives compared to the same period in the prior year. The increase in pricing was the result of implementing our pricing optimization strategy.

Adjusted EBITDA in North America increased $18.5 million, or 58.3%, to $50.2 million in the three months ended April 1, 2017 from $31.7 million in the three months ended March 26, 2016. The increase in Adjusted EBITDA was primarily due to increased volume due to the additional shipping days, pricing and productivity initiatives partially offset by labor costs associated with key productivity initiatives and increased marketing and advertising expenses compared to the same period in the prior year.

Europe
Net revenues in Europe increased $3.8 million, or 1.6%, to $242.3 million in the three months ended April 1, 2017 from $238.5 million in the three months ended March 26, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 6%, comprised of an increase in volume/mix of approximately 5%, and an increase in pricing of approximately 1%. The increase in volume was due to additional shipping days in the current period and pricing as a result of implementing our pricing optimization strategy. These increases were partially offset by an unfavorable foreign exchange impact of 4%.

Adjusted EBITDA in Europe increased $2.5 million, or 10.2%, to $27.2 million in the three months ended April 1, 2017 from $24.7 million in the three months ended March 26, 2016. The increase in Adjusted EBITDA was primarily due to the additional shipping days in the current period, increase in pricing, the closure of a facility in France in 2015, and productivity initiatives.

Australasia
Net revenues in Australasia increased $23.6 million, or 24.1%, to $121.4 million in the three months ended April 1, 2017 from $97.8 million in the three months ended March 26, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 7%, comprised primarily of an increase in volume/mix of 6% and an increase in pricing of 1%. The increase in volume was due to additional shipping days in the current period and pricing as a result of implementing our pricing optimization strategy. Additionally, the acquisitions of Trend and Breezway provided a 12% increase in net revenues as well as foreign exchange impact of 5%.

Adjusted EBITDA in Australasia increased $4.3 million, or 48.5%, to $13.2 million in the three months ended April 1, 2017 from $8.9 million in the three months ended March 26, 2016. The increase in Adjusted EBITDA was primarily due to the acquisitions of Trend and Breezway as well as the additional shipping days in the current period, our pricing initiatives, and favorable foreign exchange impact.

Liquidity and Capital Resources
Overview

We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility. As of April 1, 2017, we had total liquidity (a non-GAAP measure) of $448.4 million, which included $185.5 million in cash, $208.6 million available for borrowing under the ABL Facility, AUD $18.0 million ($13.7 million) available for borrowing under the Australia Senior Secured Credit Facility, and €38.0 million ($40.6 million) available for borrowing under the Euro Revolving Facility. This compares to total liquidity of $381.9 million as of December 31, 2016. The increase in our total liquidity at April 1, 2017 compared to December 31, 2016 was primarily due to higher cash levels resulting from the retained portion of net proceeds of $472.7 million from the IPO.

In October 2014, we entered into the Corporate Credit Facilities, consisting of $775 million in Initial Term Loans and a $300 million ABL Facility. The proceeds from the Initial Term Loans were primarily used to (i) repay amounts outstanding under, and extinguish, our former revolving credit facility, (ii) redeem all of the outstanding 12.25% senior secured notes at a premium over face value of $28.2 million, and (iii) satisfy our obligation under a guarantee of certain letters of credit supporting an industrial revenue bond. We incurred $15.4 million of debt issuance costs related to the Corporate Credit Facilities, which is included as a reduction of the corresponding debt liability in the accompanying consolidated balance sheets and will be amortized to interest expense over the life of the facilities using the effective interest method.

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

On November 1, 2016 we increased borrowings under our existing Term Loan Facility and amended certain of its terms in the 2016 term loan amendment. We borrowed an incremental $375 million and refinanced the previously outstanding principal loan amount of $1,236.6 million for a consolidated total of $1,611.6 million in principal amount outstanding under the Amended Term Loans. The proceeds from the incremental term loan borrowing, along with cash on hand, were used to fund a distribution to shareholders and holders of equity awards (See Note 12- Convertible Preferred Shares). The offering price of the incremental term loan debt was 99.75% of par. We incurred $8.1 million of debt issuance costs related to the 2016 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets. In connection with and using a portion of the proceeds from the IPO, we prepaid $375 million of the Amended Term Loans on February 6, 2017.

On March 7, 2017, we further amended the Term Loan Facility in the 2017 term loan amendment to reduce the interest rate applicable to our outstanding term loans. The offering price of the Amended Term Loans was par. The Amended Term Loans bear interest at LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, depending on our ratio of net debt to Adjusted EBITDA, and require quarterly principal repayment beginning in March 2017. We incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	April 1, 2017	March 26, 2016
Cash provided by (used in):
Operating activities	$(9,485)	$(28,197)
Investing activities	(7,736)	(42,001)
Financing activities	98,307	(777)
Effect of changes in exchange rates on cash and cash equivalents	1,718	628
Net change in cash and cash equivalents	$82,804	$(70,347)

Cash Flow from Operations

Net cash used in operating activities decreased $18.7 million to $9.5 million in the three months ended April 1, 2017 from $28.2 million used in operations in the three months ended March 26, 2016. This decrease was primarily due to improved profitability, and changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities decreased $34.3 million to $7.7 million in the three months ended April 1, 2017 from $42.0 million in the three months ended March 26, 2016. The decrease was primarily due to prior year acquisitions of $25.7 million as well as a decrease in capital expenditures.

Cash Flow from Financing Activities

Net cash provided by financing activities was $98.3 million in the three months ended April 1, 2017 and was comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to paydown outstanding debt.

Net cash used in financing activities in the three months ended March 26, 2016 was $0.8 million and was comprised primarily of $1.0 million of short-term and long-term borrowings, partially offset by $0.2 million in common stock issuances.

As of April 1, 2017, our cash balances consisted of $88.5 million in the U.S. and $97.0 million in non-U.S. subsidiaries. We believe that our operations in the U.S. will be able to fund the majority of our near term cash requirements using cash flow from operations within the U.S. and availability under the ABL Facility.

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

The Euro Revolving Facility and Australia Senior Secured Credit Facility contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to us. Obligors under the Euro Revolving Facility may pay dividends only out of available cash flow and only while no default is continuing under such agreement. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. The amount of our consolidated net assets that were available to be distributed under these financing arrangements as of April 1, 2017 was $900.7 million. For further information regarding the Euro Revolving Facility and the Australia Senior Secured Credit Facility, see “Euro Revolving Facility” and “Australia Senior Secured Credit Facility” below.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Lines of Credit and Long-Term Debt

Corporate Credit Facilities

In October 2014, we entered into the Corporate Credit Facilities, which initially consisted of the Initial Term Loans and the ABL Facility. In July 2015, we entered the 2015 Incremental Term Loans and amended our Corporate Credit Facilities to, among other things, permit a distribution of approximately $420 million to holders of our common stock, our Series A Convertible Preferred Stock, and our Class B-1 Common Stock. In November 2016, we borrowed $375 million under our Term Loan Facility and entered the 2016 term loan amendment to, among other things, (i) permit a $400 million distribution, (ii) reduce the interest rate on the Initial Term Loans, and (iii) conform the terms (including providing for a maturity date of July 1, 2022) of all outstanding term loans under the Term Loan Facility. We incurred $8.1 million of debt issuance costs related to the 2016 term loan amendment. In February 2017, we prepaid $375 million of outstanding principal under our Term Loan Facility and have recorded interest expense of approximately $7.0 million due to the write-off of a portion of the original issue discount and unamortized debt issuance costs associated with the Term Loan Facility. In March 2017, we entered into the 2017 term loan amendment to reduce the interest rate applicable to all outstanding term loans and incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment. As of April 1, 2017, we had approximately $1,226.7 million of term loans outstanding under the Term Loan Facility. As of April 1, 2017, we were in compliance with the terms of the Corporate Credit Facilities.

Term Loan Facility

The Amended Term Loans bear interest at LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00% depending on a ratio of net debt to Adjusted EBITDA. We have entered into forward starting interest rate swap agreements in order to effectively change the interest rate on a substantial portion of our Term Loan Facility from a variable rate to a fixed rate. See Item 3- Quantitative and Qualitative Disclosures About Market Risk- Interest Rate Risk. The Amended Term Loans amortize in nominal quarterly installments of $3.1 million, which is equal to 0.25% of the initial aggregate principal amount of the Amended

Term Loans. The Term Loan Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies, but has no financial maintenance covenants. The Amended Term Loans mature on July 1, 2022.

The offering price of the Initial Term Loans was 99.00% of par, the offering price of the 2015 Incremental Term Loans was 99.50% of par, the offering price of the 2016 Term Loans was 99.75% of par and the offering price of the Amended Term Loans is 100.0% of par. Prior to the 2016 term loan amendment, the Initial Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 4.25%. Prior to the 2016 term loan amendment, the 2015 Incremental Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 3.75% to 4.00% depending on our ratio of net debt to Adjusted EBITDA. Prior to the 2017 term loan amendment, the 2016 Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% to 3.75% depending on our ratio of net debt to Adjusted EBITDA.

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

Borrowings under the ABL Facility bear interest primarily at LIBOR plus a margin that fluctuates from 1.50% to 2.00% depending on availability under the ABL Facility, although we may also borrow at other base rates plus a margin. We pay an annual commitment fee between 0.25% and 0.375% on the unused portion of the commitments under the ABL Facility. As of April 1, 2017, we had $208.6 million available under the ABL Facility. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. The ABL Facility matures on October 15, 2019.

The ABL Facility permits us to request increases in the amount of the commitments under the ABL Facility up to an aggregate maximum amount of $100 million, subject to certain conditions.

Australia Senior Secured Credit Facility

In September 2016, JWA amended and extended its credit agreement, the Australia Senior Secured Credit Facility, to provide for an AUD $18 million floating rate revolving loan facility, an AUD $5 million overdraft line of credit, and an $8 million AUD interchangeable facility for guarantees/letters of credit. The credit agreement matures in June 2019. At April 1, 2017, there were no borrowings under the revolving loan facility or the overdraft line of credit. Loans under the revolving loan facility bear interest at the BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At April 1, 2017, we had $13.7 million available under the revolving loan facility and $3.8 million available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent. As of April 1, 2017, we were in compliance with the terms of the Australia Senior Secured Credit Facility.

Euro Revolving Facility

In January 2015, JELD-WEN of Europe B.V. (which was subsequently merged with JELD-WEN A/S, which survived the merger) entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at CIBOR, CHF LIBOR, EURIBOR, NIBOR, STIBOR or LIBOR (subject to a floor of 0.00%), depending on the currency, plus a margin of 2.5%, and a commitment fee of 1% is also paid on the unutilized amount of the revolving credit facility calculated on a day-to-day basis. As of April 1, 2017, we had no outstanding borrowings and €1.0 million (or $1.0 million) of bank guarantees outstanding, and €38.0 million (or $40.6 million) available under this facility. The Euro Revolving Facility requires JELD-WEN A/S to maintain certain financial ratios, including a maximum ratio of senior leverage to adjusted EBITDA (as calculated therein), and a minimum ratio of adjusted EBITDA (as calculated therein) to net finance charges. In addition, the Euro Revolving Facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies. As of April 1, 2017, we were in compliance with the terms of the Euro Revolving Facility.

Mortgage Note

In December 2007, JELD-WEN Danmark A/S entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018 that will fully amortize the principal by the end of 2037. As of April 1, 2017, we had DKK 208.1 million (or $29.9 million) outstanding under these notes.

Installment Notes

We entered into installment notes representing insurance premium financing, miscellaneous capitalized equipment lease obligations, and a term loan secured by the related equipment with payments through 2022. As of April 1, 2017, we had $4.9 million outstanding under these notes.

Installment Notes for Stock

We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of April 1, 2017, we had $2.3 million outstanding under these notes.

Interest Rate Swaps

We have eight outstanding interest rate swap agreements for the purpose of managing our exposure to changes in interest by effectively converting the interest rate on a portion of the Term Loan Facility to a fixed rate. Two such agreements became effective on September 30, 2015, two on June 30, 2016, two on September 30, 2016, and two on December 30, 2016.

The counterparties for these swap agreements are Royal Bank of Canada, Barclays Bank PLC, and Wells Fargo Bank, N.A. The aggregate notional amount covered under these agreements, which all expire on September 30, 2019, totals $914.3 million as of April 1, 2017. The table below sets forth the period, notional amount and fixed rates for our interest rate swaps:

Period	Notional	Average Fixed Rate
	(dollars in thousands)
September 2015 - September 2019	$244,125	1.997%
June 2016 - September 2019	$213,000	2.126%
September 2016 - September 2019	$244,125	2.353%
December 2016 - September 2019	$213,000	2.281%

Each of the swap agreements receives a floating rate based on three month LIBOR and is settled every calendar quarter-end. The effect of these swap agreements is to lock in a fixed rate of interest on the aggregate notional amount hedged of approximately 2.1884% as of April 1, 2017, plus the applicable margin paid to lenders over three month LIBOR. At April 1, 2017, the effective rate on the aggregate notional amount hedged (including the applicable margin paid to lenders over three month LIBOR) was approximately 5.1884%. These swaps have been designated as cash flow hedges against variability in future interest rate payments on the Term Loan Facility and are marked to market through consolidated other comprehensive income (loss).

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if revolving credit facilities were fully drawn and taking into account the eight interest rate swaps that were in effect on April 1, 2017) would have increased or decreased our interest expense by $1.8 million for the three months ended April 1, 2017. A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if the revolving credit facilities were fully drawn and taking into account the two interest rate swaps that were in effect on March 26, 2016) would have increased or decreased our interest expense by $3.3 million for the three months ended March 26, 2016.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements presented in the Form 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Our significant and critical accounting policies have not changed significantly since the filing of our Form 10-K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risks, including the effects of adverse fluctuations in foreign currency exchange rates, adverse changes in interest rates, and adverse movements in commodity prices for products we use in our manufacturing. To reduce our exposure to these risks, we maintain risk management controls and policies to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. Our market risks have not changed significantly from those disclosed in the Form 10-K.

Item 4 - Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) required by Exchange Act Rules 13a-15(b) and 15d-15(b) our Chief Executive Officer and our Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting related to the accounting for income tax as described in Item 9A-Controls and Procedures in our Form 10-K, our disclosure controls and procedures were not effective as of April 1, 2017. Notwithstanding these material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

(b)  Changes in internal controls.  The remediation efforts described below under the caption "Remediation Plan" are the only changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Remediation Plan. As previously described in Item 9A-Controls and Procedures of our Form 10-K, we began implementing a remediation plan to address the control deficiencies that led to the material weaknesses mentioned above. The remediation plan includes the following:

•	Engagement of an external accounting firm to review our tax provision processes and recommend process enhancements;

•	Engagement of an external accounting firm to review our quarterly and annual tax calculations;

•	Hiring and recruitment of experienced resources with backgrounds in accounting for income taxes as well as public company experience; and

•	Implementation of a tax reporting software solution and enhancement of our related internal reporting requirements relating thereto.

We are actively looking for experienced resources and are in the process of identifying a new tax reporting software solution. We have engaged an external accounting firm to assist us in the quarterly and annual provision processes and recommend enhancements. While we expect the material weaknesses to be remediated by the end of 2017, the material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

The updates to and additional risk factors below are the only material changes to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our Form 10-K.
The notice given by the U.K. of its intent to withdraw from the E.U. could have a material adverse effect on our business, financial condition, and results of operations.
The recent notification by the U.K. of its intent to exit the E.U., or “Brexit”, has created volatility in the global financial markets. The terms of the withdrawal are subject to a negotiation period that could last up to two years after the government of the U.K. formally initiated the withdrawal process in March 2017. The effects of the U.K.’s withdrawal from the E.U. on the global economy, and on our business in particular, will depend on agreements the U.K. makes to retain access to E.U. markets both during a transitional period and more permanently. Brexit could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U. If the U.K. and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the U.K. and other E.U. member states or among the European Economic Area overall could be diminished or eliminated.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions, and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2016, we derived 4% of our net revenues from our operations in the U.K., and we have moved our Europe headquarters to the U.K. As a result, the effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
The elimination of the ENERGY STAR program could lower the demand for our products or otherwise adversely affect our business.
Many of our products comply with the federal government’s ENERGY STAR program.  We believe that labeling our products with the ENERGY STAR label gives us a competitive advantage as compared to competing products that are not labeled as ENERGY STAR products. The current U.S. administration has recently proposed discontinuing the use of ENERGY STAR program. Eliminating the ENERGY STAR program could neutralize our competitive advantage for ENERGY STAR compliant products and result in a material adverse effect on our business, financial condition and results of operations.
Changes in legislation, regulation and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements; and changes to financial legislation and public company reporting requirements.
In addition, U.S. lawmakers are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that would significantly impact U.S. taxation of corporations are under consideration, including reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of a capital expense deduction, the elimination of the interest deduction and changes to the international tax system, including the adoption of a territorial tax system, the introduction of a border adjustment tax, taxes on imports, and proposals to permit repatriation of offshore earnings at a reduced rate. Although a reduction in the U.S. corporate tax rate may lower our tax provision expense in future periods, it may also significantly decrease the value of our deferred tax assets, including the value of our deferred tax assets related to our substantial net operating loss, or “NOL”, carryforwards, which would result in a reduction of net income in the period in which the change is enacted. For instance, as of December 31, 2016, the deferred tax asset associated with our U.S. federal NOL carryforwards was $284.8 million. See Note 19-Income Taxes in our Form 10-K.

We are currently unable to predict whether policy change discussions will meaningfully change existing legislative and regulatory environments relevant for our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, cash flows and results of operations.
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
The ESOP and the JELD-WEN, Inc. KSOP, or “KSOP”, are designed as a tax-qualified retirement plans and employee stock ownership plans under the Code. Participants whose employment with us or our subsidiaries is terminated are entitled to receive distributions of accounts held under the ESOP and KSOP at specified times and in specified forms. In addition, each plan permits diversification of the Company’s common stock held in participants’ accounts at specified times. In order to fund cash distributions and diversifications, the ESOP and KSOP may sell shares of our common stock from time to time. In the years ended December 31, 2016, 2015, and 2014, the ESOP sold approximately zero, $12.1 million, and $14.8 million, respectively, of our common stock to fund required distributions. We do not expect to purchase any further shares from the ESOP or the KSOP because we expect that the ESOP and KSOP will sell shares in the open market to fund distributions and diversifications. The first diversification window under the terms of the KSOP opened ninety days after the date of our IPO, with subsequent diversification windows occurring quarterly. Diversification elections made to date are expected to result in the sale of approximately 244,000 shares by the administrator of the KSOP. Annual distributions under the terms of the ESOP typically occur in the second quarter, and for 2017, are expected to occur in the third quarter. As of April 1, 2017, the ESOP and KSOP owned approximately 3.8% of our common stock.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

Prior to the effectiveness of our registration statement on Form S-8 (File No. 333-215892), which registers the sale of Common Stock pursuant to our Amended and Restated Stock Incentive Plan, or "2011 Stock Plan", and our 2017 Omnibus Equity Plan, we issued to two employees an aggregate of 4,672 shares of our Common Stock at per share purchase prices ranging from $6.74 to $21.77 pursuant to exercises of options granted under our 2011 Stock Incentive Plan.

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

USE OF PROCEEDS FROM OUR PUBLIC OFFERING

On January 26, 2017, our Registration Statement on Form S-1 (File No. 333-211761) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 22,272,727 shares of our common stock at a price of $23.00 per share. The offering commenced on January 26, 2017 and did not terminate before all of the securities registered in the registration statement were sold. The offering closed on February 1, 2017, resulting in net proceeds of $472.7 million to us after deducting underwriters' discounts and commissions of $32.0 million and other offering expenses of $7.7 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. Barclays, Citigroup, Credit Suisse, J.P. Morgan, Deutsche Bank Securities, RBC Capital Markets, BofA Merrill Lynch, Goldman, Sachs & Co.

and Wells Fargo acted as joint book-running managers in the offering. Baird, FBR, and SunTrust Robinson Humphrey acted as co-managers in the offering.

We used or will use the net proceeds to us from the IPO as follows: (i) to pay fees and expenses of approximately $7.7 million in connection with the IPO, (ii) to repay $375 million of indebtedness outstanding under our Term Loan Facility; and (iii) working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

There has been no material change in the use of proceeds as described in the final prospectus filed on January 30, 2017.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 1, 2017

3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017

10.1	Amendment No. 3 to Credit Agreement, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other parties thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 7, 2017

10.14*+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: May 12, 2017