Form 10-Q
period 2017-07-01
JELD-WEN Holding, Inc.
filed 2017-08-08
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 105,239,833 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 4, 2017.

13109250.2

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meaning indicated below:

2015 Incremental Term Loans	$480 million incremental term loans borrowed under the Term Loan Facility in July 2015
2016 Term Loans
Term loans outstanding under our Term Loan Facility after the November 2016 amendment, which (i) provided for an incremental $375 million of term loans, (ii) permitted a $400 million distribution, (iii) reduced the interest rate on the outstanding term loans, and (iv) conformed the terms of all outstanding term loans under the Term Loan Facility

ABL Facility
Our $300 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent

Adjusted EBITDA
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

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation
CHF LIBOR	Swiss Franc LIBOR
CIBOR	Copenhagen Interbank Rate
Class B-1 Common Stock	Shares of our Class B-1 Common Stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility
DKK	Danish Krone
Dooria	Dooria AS
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
EURIBOR	Euro Interbank Offered Rate
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN A/S, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gases
Initial Term Loans	$775 million term loans borrowed under the Term Loan Facility in October 2014
IBOR	Interbank Offered Rate
IPO	The initial public offering of our shares, as further described in our Form 10-K or this Form 10-Q
JELD-WEN	JELD-WEN Holding, Inc., together with its subsidiaries where the context requires, including JWI
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
Mattiovi	Mattiovi Oy
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIBOR	Norwegian Interbank Offered Rate
NRD	Natural Resource Damage Trustee Council
Onex Partners	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
R&R	Repair and remodel
RSU	Restricted stock units
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net revenues	$948,736	$964,608	$1,796,523	$1,761,155
Cost of sales	712,998	752,457	1,374,814	1,390,881
Gross margin	235,738	212,151	421,709	370,274
Operating expenses
Selling, general and administrative	151,464	141,062	298,543	273,054
Impairment and restructuring charges	554	2,119	1,756	5,100
Operating income	83,720	68,970	121,410	92,120
Other (expense) income
Interest expense, net	(17,547)	(18,167)	(44,439)	(35,178)
Other	(2,765)	505	(5,364)	1,229
Income before taxes, equity earnings and discontinued operations	63,408	51,308	71,607	58,171
Income tax (expense) benefit	(17,703)	15,713	(19,955)	13,616
Income from continuing operations, net of tax	45,705	67,021	51,652	71,787
Equity earnings of non-consolidated entities	1,073	487	1,554	1,252
Loss from discontinued operations, net of tax	—	(618)	—	(104)
Net income	$46,778	$66,890	$53,206	$72,935
Convertible preferred stock dividends	—	51,702	10,462	78,108
Net income (loss) attributable to common shareholders	$46,778	$15,188	$42,744	$(5,173)

Weighted average common shares outstanding
Basic	104,794,294	17,972,977	89,544,882	17,956,433
Diluted	109,086,129	82,947,084	93,733,650	17,956,433
Income (loss) per share from continuing operations
Basic	$0.45	$0.88	$0.48	$(0.28)
Diluted	$0.43	$0.82	$0.46	$(0.28)
Loss per share from discontinued operations
Basic	$—	$(0.03)	$—	$(0.01)
Diluted	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share
Basic	$0.45	$0.85	$0.48	$(0.29)
Diluted	$0.43	$0.81	$0.46	$(0.29)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$46,778	$66,890	$53,206	$72,935
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38,029	(8,088)	55,631	7,857
Interest rate hedge adjustments, net of tax of ($75), $0, $887, and $0, respectively	(30)	(5,238)	2,105	(12,583)
Defined benefit pension plans, net of tax of $980, $0, $1,779, and $0, respectively	1,923	3,094	4,029	6,165
Total other comprehensive income (loss), net of tax	39,922	(10,232)	61,765	1,439
Comprehensive income	$86,700	$56,658	$114,971	$74,374

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	July 1, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$227,663	$102,701
Restricted cash	986	751
Accounts receivable, net	491,367	407,170
Inventories	375,537	334,634
Other current assets	27,687	30,104
Total current assets	1,123,240	875,360
Property and equipment, net	708,576	704,651
Deferred tax assets	286,311	283,876
Goodwill	518,912	486,055
Intangible assets, net	129,460	116,590
Other assets	57,869	63,547
Total assets	$2,824,368	$2,530,079
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$231,805	$188,906
Accrued payroll and benefits	139,534	130,668
Accrued expenses and other current liabilities	176,173	173,227
Notes payable and current maturities of long-term debt	14,595	20,031
Total current liabilities	562,107	512,832
Long-term debt	1,231,237	1,600,004
Unfunded pension liability	127,097	126,646
Deferred credits and other liabilities	82,227	74,455
Deferred tax liabilities	18,504	9,186
Total liabilities	2,021,172	2,323,123
Commitments and contingencies (Note 21)
Convertible preferred stock	—	150,957
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 104,923,708 shares outstanding as of July 1, 2017; 904,732,200 shares authorized, par value $0.01 per share, 17,894,393 shares outstanding as of December 31, 2016; 177,221 shares of Class B-1 Common Stock outstanding as of December 31, 2016	1,049	180
Additional paid-in capital	667,084	36,362
Retained earnings	270,480	216,639
Accumulated other comprehensive loss	(135,417)	(197,182)
Total shareholders’ equity	803,196	55,999
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,824,368	$2,530,079

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	July 1, 2017		June 25, 2016
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	17,894,393	$178	17,829,240	$178
Shares issued for exercise/vesting of share-based compensation awards	323,848	4	3,190	—
Shares issued upon conversion of Class B-1 Common Stock	309,404	3	—	—
Shares issued upon conversion of convertible preferred stock to common stock	64,211,172	642	—	—
Shares surrendered for tax obligations for employee share-based transactions	(87,836)	(1)	—	$—
Shares issued in initial public offering	22,272,727	223	—	$—
Balance at period end	104,923,708	1,049	17,832,430	178
Class B-1 Common Stock
Balance as of January 1	177,221	2	68,046	1
Shares issued for exercise of stock options	—	—	19,316	—
Class B-1 Common stock converted to common	(177,221)	(2)	—	—
Balance at period end	—	—	87,362	1
Balance at period end		$1,049		$179
Additional paid-in capital
Balance as of January 1		$37,205		$89,101
Shares issued for exercise/vesting of share-based compensation awards		596		272
Shares surrendered for tax obligations for employee share-based transactions		(2,883)		—
Conversion of convertible preferred stock		150,901		—
Initial public offering proceeds, net of underwriting fees and commissions		480,306		—
Costs associated with initial public offering		(7,923)		—
Amortization of share-based compensation		9,713		10,617
Balance at period end		667,915		99,990
Director notes
Balance as of January 1		—		(2,068)
Net issuances, payments and accrued interest on Notes		—		2,068
Balance at period end		—		—
Employee stock notes
Balance as of January 1		(843)		(1,011)
Net issuances, payments and accrued interest on Notes		12		25
Balance at period end		(831)		(986)
Balance at period end		$667,084		$99,004
Retained earnings (accumulated deficit)
Balance as of January 1		$216,639		$(154,949)
Adoption of new accounting standard ASU 2016-09		635		—
Net income		53,206		72,935
Balance at period end		$270,480		$(82,014)
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$(65,949)		$(33,575)
Change during period		55,631		7,857
Balance at end of period		(10,318)		(25,718)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(13,296)		(10,617)
Change during period		2,105		(12,583)
Balance at end of period		(11,191)		(23,200)
Net actuarial pension (loss) gain
Balance as of January 1		(117,937)		(118,805)
Change during period		4,029		6,165
Balance at end of period		(113,908)		(112,640)
Balance at period end		$(135,417)		$(161,558)
Total shareholders’ equity (deficit) at end of period		$803,196		$(144,389)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016
OPERATING ACTIVITIES
Net income	$53,206	$72,935
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	53,052	52,049
Deferred income taxes	8,546	(25,382)
Loss (gain) on sale of business units, property and equipment	219	(3,263)
Adjustment to carrying value of assets	—	895
Equity earnings in non-consolidated entities	(1,554)	(1,252)
Amortization of deferred financing costs	7,376	1,830
Stock-based compensation	10,783	10,617
Other items, net	(1,416)	(387)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(64,755)	(138,362)
Inventories	(23,559)	(19,067)
Other assets	(1,383)	(1,346)
Accounts payable and accrued expenses	25,636	63,326
Net cash provided by operating activities	66,151	12,593
INVESTING ACTIVITIES
Purchases of property and equipment	(18,210)	(40,026)
Proceeds from sale of business units, property and equipment	405	4,762
Purchase of intangible assets	(1,619)	(3,225)
Purchases of businesses, net of cash acquired	(21,153)	(25,669)
Cash received on notes receivable	1,820	275
Net cash used in investing activities	(38,757)	(63,883)
FINANCING ACTIVITIES
Borrowings on long-term debt	94	—
Payments of long-term debt	(384,220)	(8,395)
Payments of notes payable	(100)	(90)
Employee note repayments	26	2,165
Payments of debt issuance costs	(1,144)	—
Common stock issued for exercise of options	596	272
Payments to tax authority for employee share-based compensation	(2,883)	—
Proceeds from the sale of common stock, net of underwriting fees and commissions	480,306	—
Payments associated with initial public offering	(2,066)	—
Net cash provided by (used in) financing activities	90,609	(6,048)
Effect of foreign currency exchange rates on cash	6,959	184
Net increase (decrease) in cash and cash equivalents	124,962	(57,154)
Cash and cash equivalents, beginning	102,701	113,571
Cash and cash equivalents, ending	$227,663	$56,417

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business – JWH, along with its subsidiaries, is a vertically-integrated global manufacturer and distributor of windows and doors that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JWH”, “JELD-WEN”, “we”, “us”, “our”, or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.

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

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.

Ownership – On October 3, 2011, we completed a transaction with Onex Partners whereby Onex Partners invested $700.0 million in return for Series A Convertible Preferred Stock. Concurrent with the investment, Onex Partners provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex Partners invested an additional $49.8 million in return for Series A Convertible Preferred Stock of the Company to fund an acquisition. In April 2013, the $71.6 million outstanding balance of our convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex Partners purchased $65.8 million in common stock from another investor. As part of the IPO, Onex Partners sold a total of 6,477,273 shares of our common stock, and we did not receive any proceeds from the shares of common stock sold by Onex Partners. In May 2017, Onex Partners sold a total of 15,693,139 shares of our common stock, and we did not receive any proceeds from the shares of common stock sold by Onex Partners. As of July 1, 2017, Onex Partners owned approximately 45% of the Company’s outstanding shares.

Stock Split – On January 3, 2017, the majority of our shareholders approved amendments to our then-existing certificate of incorporation increasing the authorized number of shares and effecting an 11-for-1 stock split of our then-outstanding common stock and Class B-1 Common Stock. Accordingly, all share and per share amounts for all periods presented in these unaudited consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.

Stock Conversion and Initial Public Offering – On February 1, 2017, all of the outstanding shares of our Series A Convertible Preferred Stock and all accumulated and unpaid dividends converted into 64,211,172 shares of our common stock, and all of the outstanding shares of our Class B-1 Common Stock converted into 309,404 shares of our common stock. In addition, the one outstanding share of our Series B Preferred Stock was canceled. On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware, and our Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO. The Charter, among other things, provided that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

On February 1, 2017, we closed our IPO and received $472.4 million in proceeds, net of underwriting discounts, fees and commissions and $7.9 million of offering expenses from the issuance of 22,272,727 shares of our common stock.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets including goodwill and other intangible assets, employee benefit obligations, income tax uncertainties, contingent assets and liabilities, provisions for bad debt, inventory, warranty liabilities, legal claims, valuation of derivatives, environmental remediation and claims relating to self-insurance. Actual results could differ due to the uncertainty inherent in the nature of these estimates.

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

Recent Accounting Standards not Yet Adopted – In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years and is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods and will be applied retrospectively. Early adoption is permitted in certain circumstances. The adoption of this guidance will impact our operating income but will have no material impact on our net income, earnings per share, consolidated balance sheets or statements of cash flows.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended July 1, 2017 that are of significance or potential significance to us.

Note 2. Acquisitions

On June 30, 2017, we acquired all of the issued and outstanding shares of Mattiovi for total consideration of approximately $21.2 million in cash. Mattiovi is a leading manufacturer of interior doors and door frames in Finland and is part of our Europe segment. Our preliminary estimate of the excess purchase price over the fair value of net assets acquired was $12.5 million, of which $8.6 million and $3.9 million were preliminarily allocated to goodwill and intangibles, respectively. Goodwill of $8.6 million is calculated as the excess of purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and is not expected to be fully tax-deductible. The intangible assets will be amortized over an estimated weighted average amortization period of 11 years. Accrued acquisition-related costs are included in selling, general and administrative expense in our unaudited consolidated statements of operations and are immaterial for the period.

On February 1, 2016, we acquired all of the issued and outstanding shares of Trend for total consideration of approximately $25.7 million, net of cash acquired. Trend is a leading manufacturer of doors and windows in Australia. The excess purchase price over the fair value of net assets acquired of $3.6 million and $6.7 million was allocated to goodwill and intangible assets, respectively. Goodwill of $3.6 million is the excess of purchase price over the fair value of net assets acquired in business combinations and represents cost savings from reduced overhead and operational expenses by leveraging our manufacturing footprint, supply chain savings and sales synergies and is not expected to be fully tax-deductible. The intangible assets include technology, tradenames, trademarks, software, permits and customer relationships and are being amortized over a weighted average amortization period of 33 years. As of April 1, 2017, the purchase price allocation was considered complete. Acquisition-related costs of $0.9 million were expensed as incurred and are included in selling, general and administrative expense in our unaudited consolidated statements of operations for the six months ended June 25, 2016.

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

The results of Mattiovi, Trend and Breezway are included in our unaudited consolidated financial statements from the date of their acquisition.

Note 3. Discontinued Operations and Divestitures

Our discontinued operations consisted primarily of our Silver Mountain resort and real estate located in Idaho which was sold in November 2016 and was included in our Corporate and unallocated cost segment’s assets presented in the accompanying unaudited consolidated financial statements. The results of these operations have been removed from the results of continuing operations for all periods presented. As of December 31, 2016, there are no remaining assets or liabilities of discontinued operations separately presented in the unaudited consolidated balance sheets.

The results of discontinued operations including the gains on sale of discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net revenues	$—	$1,487	$—	$5,120
Loss before tax and non-controlling interest	—	(903)	—	(104)
Loss from discontinued operations, net of tax	—	(618)	—	(104)

Note 4. Accounts Receivable

We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral. As of July 1, 2017 and December 31, 2016, we had an allowance for doubtful accounts of $4.2 million and $3.8 million, respectively.

Note 5. Inventories

Inventories are stated at net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	July 1, 2017	December 31, 2016
Raw materials	$245,439	$233,730
Work in process	36,301	30,202
Finished goods	93,797	70,702
Inventories	$375,537	$334,634

Note 6. Property and Equipment, Net

(amounts in thousands)	July 1, 2017	December 31, 2016
Property and equipment	$1,775,827	$1,712,682
Accumulated depreciation	(1,067,251)	(1,008,031)
Property and equipment, net	$708,576	$704,651

We monitor all property, plant and equipment for any indicators of potential impairment. We recorded no impairment charges during the three and six months ended July 1, 2017 and $0.3 million and $0.9 million during the three and six months ended June 25, 2016, respectively.

Build-to-Suit Lease – In November of 2016, the Company entered into a build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina.  The lease commences upon completion of construction which is anticipated to be early 2018. In accordance with ASC 840, Leases, for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the accounting owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding liability for contributions by the landlord toward construction. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, the Company will remove the asset and related financial obligation from the Consolidated Balance Sheet and treat the building lease as either an operating or capital lease. If upon completion of construction, the lease does not meet the “sale-leaseback” criteria, the build-to-suit asset will be depreciated over its estimated useful life and lease payments will be applied as debt service against the liability. As of July 1, 2017, $9.5 million of build-to-suit assets is included in Property and equipment, net, and the corresponding financial obligation of $9.5 million in deferred credits and other long-term liabilities in the accompanying unaudited consolidated balance sheet.

Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of sales	$19,076	$19,368	$37,971	$37,961
Selling, general and administrative	1,844	1,806	3,934	3,724
	$20,920	$21,174	$41,905	$41,685

Note 7. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$187,376	$229,112	$69,567	$486,055
Acquisitions	—	8,569	—	8,569
Currency translation	225	19,733	4,330	24,288
Balance at end of period	$187,601	$257,414	$73,897	$518,912

Note 8. Warranty Liability

Warranty terms range primarily from one year to lifetime on certain window and door components. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners, and are either limited to ten years from the date of manufacture, or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical experience, and we periodically adjust these provisions to reflect actual experience.

An analysis of our warranty liability is as follows:

(amounts in thousands)	July 1, 2017	June 25, 2016
Balance as of January 1	$45,398	$44,891
Current period expense	11,928	11,014
Liabilities assumed due to acquisition	—	16
Experience adjustments	674	(1,271)
Payments	(11,834)	(7,535)
Currency translation	529	530
Balance at end of period	46,695	47,645
Current portion	(19,630)	(16,962)
Long-term portion	$27,065	$30,683

The most significant component of our warranty liability is in the North America segment which totaled $42.1 million at July 1, 2017 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.2 million. During the second quarter of 2016, we recorded an out-of-period adjustment which increased our warranty expense and reserve by approximately $2.5 million. The current and long-term portions of the warranty liability are included in accrued expenses and other current liabilities, and deferred credits and other liabilities, respectively, in the accompanying unaudited consolidated balance sheets.

Note 9. Notes Payable and Long-Term Debt

As of July 1, 2017 and December 31, 2016, notes payable consisted of the following and are included in notes payable and current maturities of long-term debt in the accompanying unaudited consolidated balance sheets:

(amounts in thousands)	July 1, 2017 Interest Rate	July 1, 2017	December 31, 2016
Variable rate industrial revenue bonds	1.10% - 1.25%	$105	$205

As of July 1, 2017 and December 31, 2016, our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	July 1, 2017 Effective Interest Rate	July 1, 2017	December 31, 2016
Revolving credit facility	2.50%	$835	$742
Term loan, net of original discount of $6,526 and $8,086, respectively	4.30%	1,223,929	1,603,551
Mortgage notes	1.15%	31,977	29,505
Installment notes	2.90% - 6.38%	4,144	5,880
Installment notes for stock	3.00% - 3.75%	2,078	3,260
Unamortized debt issuance costs		(17,236)	(23,108)
		1,245,727	1,619,830
Current maturities of long-term debt		(14,490)	(19,826)
Long-term debt		$1,231,237	$1,600,004

In January 2015, we entered into a new €39.0 million committed Euro Revolving Facility that matures in January 2019. The revolving credit facility bears interest at the IBOR (subject to a floor of 0.00%) + 2.50%. The agreement requires that we maintain certain financial ratios, including an interest coverage ratio and a leverage ratio.

Subsequent to our IPO, we prepaid $375.0 million of outstanding principal under our Term Loan Facility. As a result of this prepayment, we recorded interest expense due to the write-off of a portion of the unamortized debt issuance costs of approximately $6.1 million and a portion of the original issue discount of approximately $0.9 million associated with the Term Loan Facility.

On March 7, 2017, we amended our Term Loan Facility to reduce the interest rate applicable to the term loans outstanding under the credit agreement. Pursuant to the amendment, certain lenders under the credit agreement converted their 2016 Term Loans into Amended Term Loans in an aggregate amount, along with additional Amended Term Loans advanced by a replacement lender, of approximately $1.237 billion. The proceeds of the Amended Term Loans advanced by the replacement lender were used to prepay in full all of the 2016 Term Loans that were not converted into Amended Term Loans. Under the amendment, the rate at which Amended Term Loans bear interest is LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, depending on our net leverage ratio. In addition, the amendment removes the cap on the amount of cash used in the calculation of net debt. We incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets. Furthermore, the amendment requires that 0.25% (or $3.1 million) of the aggregate principal amount of the Amended Term Loans be repaid quarterly prior to the final maturity date, resulting in an outstanding principal balance, net of original discount, of $1,223.9 million on July 1, 2017.

The Amended Term Loans are secured by the same collateral and guaranteed by the same guarantors as the 2016 Term Loans. The other terms of the Amended Term Loans are also generally the same as the terms of the 2016 Term Loans including maturity and payment terms.

At July 1, 2017, we had combined borrowing availability of $300.3 million under our revolving facilities. As of July 1, 2017 and December 31, 2016, we were in compliance with the terms of all of our Credit Facilities.

Note 10. Income Taxes

The effective income tax rate for continuing operations was 27.9% for the three and six months ended July 1, 2017 compared to (30.6)% and (23.4)% for the three and six months ended June 25, 2016, respectively. In accordance with ASC 740-270, we recorded tax expense of $17.7 million and $20.0 million from continuing operations in the three and six months ended July 1, 2017, respectively, compared to a tax benefit of $15.7 million and $13.6 million for the corresponding periods ended June 25, 2016, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities which are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit related to discrete items included in the tax provision for continuing operations for the three and six months ended July 1, 2017 was $1.0 million and $1.3 million, respectively, compared to a tax benefit of $26.1 million and $25.1 million for the three and six months ended June 25, 2016. The discrete amounts for the three and six months ended July 1, 2017 were comprised primarily of tax benefits attributable to a tax effect of deductions in excess of share-based compensation cost. The discrete amounts for the three and six months ended June 25, 2016 were comprised primarily of a net release of our valuation allowance of $22.8 million and recognition of additional deferred tax assets related to the UK of $2.5 million.

The effective tax rate for discontinued operations was 31.6% and 0.0% for the three and six months ended June 25, 2016.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $11.6 million as of July 1, 2017 and December 31, 2016.

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

The following tables set forth certain information relating to our segments’ operations. We revised total net revenues and elimination of intersegment net revenues for our North America and Australasia segments to eliminate an inconsistency in the presentation of intersegment net revenues to properly reflect only sales between segments for all of our segments. There are no changes to net revenues from external customers by segment or in total. These corrections were not material to the prior periods presented.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended July 1, 2017
Total net revenues	$552,246	$259,426	$140,693	$952,365	$—	$952,365
Elimination of intersegment net revenues	(561)	(537)	(2,531)	(3,629)	—	(3,629)
Net revenues from external customers	$551,685	$258,889	$138,162	$948,736	$—	$948,736
Impairment and restructuring charges	99	451	—	550	4	554
Adjusted EBITDA	79,830	37,065	17,335	134,230	(8,903)	125,327
Three Months Ended June 25, 2016
Total net revenues	$568,056	$267,231	$132,458	$967,745	$—	$967,745
Elimination of intersegment net revenues	(621)	(456)	(2,060)	(3,137)	—	(3,137)
Net revenues from external customers	$567,435	$266,775	$130,398	$964,608	$—	$964,608
Impairment and restructuring charges	673	1,114	86	1,873	246	2,119
Adjusted EBITDA	75,786	34,290	14,239	124,315	(11,568)	112,747

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended July 1, 2017
Total net revenues	$1,036,810	$502,094	$265,035	$1,803,939	$—	$1,803,939
Elimination of intersegment net revenues	(1,028)	(883)	(5,505)	(7,416)	—	(7,416)
Net revenues from external customers	$1,035,782	$501,211	$259,530	$1,796,523	$—	$1,796,523
Impairment and restructuring charges	335	1,324	—	1,659	97	1,756
Adjusted EBITDA	130,008	64,270	30,584	224,862	(18,573)	206,289
Six Months Ended June 25, 2016
Total net revenues	$1,028,822	$504,628	$232,015	$1,765,465	$—	$1,765,465
Elimination of intersegment net revenues	(1,162)	696	(3,844)	(4,310)	—	(4,310)
Net revenues from external customers	$1,027,660	$505,324	$228,171	$1,761,155	$—	$1,761,155
Impairment and restructuring charges	2,550	1,881	169	4,600	500	5,100
Adjusted EBITDA	107,485	58,986	23,158	189,629	(15,726)	173,903

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$46,778	$66,890	$53,206	$72,935
Earnings from discontinued operations, net of tax	—	618	—	104
Equity earnings of non-consolidated entities	(1,073)	(487)	(1,554)	(1,252)
Income tax expense (benefit)	17,703	(15,713)	19,955	(13,616)
Depreciation and intangible amortization	25,990	26,357	53,052	52,049
Interest expense, net (a)	17,547	18,167	44,439	35,178
Impairment and restructuring charges (b)	577	5,278	1,757	8,178
(Gain) loss on sale of property and equipment	(34)	301	(77)	(3,343)
Stock-based compensation expense	5,339	5,532	10,783	10,617
Non-cash foreign exchange transaction/translation loss	2,754	1,784	7,114	6,767
Other non-cash items (c)	(16)	2,602	(15)	3,027
Other items (d)	9,754	1,419	17,341	3,249
Costs relating to debt restructuring and debt refinancing (e)	8	(1)	288	10
Adjusted EBITDA	$125,327	$112,747	$206,289	$173,903

(a)
Interest expense for the six months ended July 1, 2017 includes $7,002 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges above include charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations. See Note 16- Impairment and Restructuring Charges of Continuing Operations included elsewhere in this Form 10-Q.

(c)
Other non-cash items include; (i) in the three months ended June 25, 2016, (1) $2,550 out-of-period charge for European warranty liability adjustment; and (ii) in the six months ended June 25, 2016, (1) $2,550 out-of-period charge for European warranty liability adjustment, and (2) charges of $357 for Trend PPA inventory valuation adjustment.

(d)
Other items not core to business activity include: (i) in the three months ended July 1, 2017, (1) $7,766 in legal costs, (2) $1,026 in secondary offering costs and (3) $665 in legal entity consolidation costs; (ii) in the three months ended June 25, 2016, (1) $351 professional fees related to the IPO process, (2) $251 related to a legal settlement accrual for CMI, (3) $216 of non-recurring audit fees, and (4) $165 in acquisition costs; (iii) in the six months ended July 1, 2017, (1) $15,762 in legal costs, (2) $(2,247) gain on settlement of contract escrow, (3) $1,026 secondary offering costs, (4) $811 in legal entity consolidation costs, (5) $643 in facility shut down costs, and (6) $348 in IPO costs; and (iv) in the six months ended June 25, 2016, (1) $1,033 in acquisition costs, (2) $351 of professional fees related to IPO process, (3) $330 in Dooria plant closure costs, (4) $251 related to a legal settlement accrual for CMI, (5) $237 of tax consulting costs in Europe, and (6) $216 of non-recurring audit fees.

(e)	Includes non-recurring fees and expenses related to professional advisors retained in connection with the refinancing of our debt obligations.

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

Immediately prior to the closing of our IPO, the outstanding shares and accumulated and unpaid dividends of the Series A Convertible Preferred Stock converted into 64,211,172 common shares by applying the applicable conversion rates as prescribed in our then-existing certificate of incorporation.

Note 13. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware, and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of preferred stock.

Common Stock - As of December 31, 2016, we were governed by our pre-IPO charter, which provided the authority to issue 22,810,000 shares of common stock, with a par value of $0.01 per share, of which 22,379,800 shares were designated common stock and 430,200 shares were designated as Class B-1 Common Stock. On January 3, 2017, our pre-IPO charter was amended authorizing us to issue 904,732,200 shares of common stock, with a par value of $0.01 per share, of which 900,000,000 shares were designated common stock and 4,732,200 shares were designated as Class B-1 Common Stock. Each share of common stock (whether common stock or Class B-1 Common Stock) had the same rights, privileges, interest and attributes and was subject to the same limitations as every other share treating the Class B-1 Common Stock on an as-converted basis. Each share of Class B-1 Common Stock was convertible at the option of the holder into shares of common stock at the same ratio on the date of conversion as a share of Series A-1 Stock would have been convertible on such date of conversion, assuming that no cash dividends had been paid on the Series A-1 Stock (or its predecessor security) since the date of initial issuance. Immediately prior to the closing of our IPO, all of the outstanding shares of Class B-1 Common Stock were converted into 309,404 common shares of common stock.

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. A summary of activity for common and Class B-1 Common Stock outstanding for the six months ended July 1, 2017 is as follows:

	Common	B-1 Common
Beginning shares outstanding	17,894,393	177,221
Shares issued	22,508,739	—
Shares converted	64,520,576	(177,221)
Ending shares outstanding	104,923,708	—

Shares outstanding above excludes the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both July 1, 2017 and December 31, 2016 with a total original issuance value of $12.4 million.

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of December 31, 2016 in the accompanying unaudited consolidated balance sheets, were charged to equity upon completion of the IPO.

Note 14. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share is calculating by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Series A Stock, common stock options, Class B-1 Common Stock options, and unvested Common Restricted Stock Units are considered to be common stock equivalents included in the calculation of diluted net income (loss) per share.

The basic and diluted income (loss) per share calculations for the three and six months ended July 1, 2017 and June 25, 2016 are presented below (in thousands, except share and per share amounts).

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Earnings (loss) per share basic:
Income from continuing operations	$45,705	$67,021	$51,652	$71,787
Equity earnings of non-consolidated entities	1,073	487	1,554	1,252
Income from continuing operations and equity earnings of non- consolidated entities	46,778	67,508	53,206	73,039
Undeclared Series A Convertible Preferred Stock dividends	—	(28,001)	(10,462)	(54,407)
Deemed Dividend on Series A Convertible Preferred Stock from Settlement Agreement	—	(23,701)	—	(23,701)
Income (loss) attributable to common shareholders from continuing operations	46,778	15,806	42,744	(5,069)
Loss from discontinued operations, net of tax	—	(618)	—	(104)
Net income (loss) attributable to common shareholders - basic	$46,778	$15,188	$42,744	$(5,173)

Weighted average outstanding shares of common stock basic	104,794,294	17,972,977	89,544,882	17,956,433
Basic income (loss) per share
Income (loss) from continuing operations	$0.45	$0.88	$0.48	$(0.28)
Loss from discontinued operations	$—	$(0.03)	$—	$(0.01)
Net income (loss) per share	$0.45	$0.85	$0.48	$(0.29)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Earnings (loss) per share diluted:
Net income (loss) attributable to common shareholders - basic	$46,778	$15,188	$42,744	$(5,173)
Undeclared Series A Convertible Preferred Stock dividends	—	28,001	—	—
Deemed Dividend on Series A Convertible Preferred Stock from Settlement Agreement	—	23,701	—	—
Net income (loss) attributable to common shareholders - diluted	$46,778	$66,890	$42,744	$(5,173)

Weighted average outstanding shares of common stock basic	104,794,294	17,972,977	89,544,882	17,956,433
Dilutive convertible preferred stock	—	61,565,878	—	—
Restricted stock units and options to purchase common stock	4,291,835	3,408,229	4,188,768	—
Weighted average outstanding shares of common stock diluted	109,086,129	82,947,084	93,733,650	17,956,433
Dilutive income (loss) per share
Income (loss) from continuing operations	$0.43	$0.82	$0.46	$(0.28)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share	$0.43	$0.81	$0.46	$(0.29)

Prior to its conversion, our Class B-1 Common Stock was considered a participating security as defined by ASC 260. However, because the effect of utilizing the two-class method to allocate earnings to Class B-1 Common Stock outstanding on an as-converted basis had an immaterial effect on the income (loss) per share, we have elected to forgo the two-class method and separate presentation of income (loss) per share for each participating class of common stock.

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Series A Convertible Preferred Stock	—	—	—	43,719,775
Common Stock options	623,570	1,048,135	636,099	5,432,174
Restricted stock units	—	—	—	405,933

Note 15. Stock Compensation

Prior to the IPO, our Amended and Restated Stock Incentive Plan, the “Stock Incentive Plan”, allowed us to offer common options, B-1 common options and common RSUs for the benefit of our employees, affiliate employees and key non-employees. Under the Stock Incentive Plan, we can award up to an aggregate of 2,761,000 common shares and 4,732,200 B-1 common shares. The Stock Incentive Plan provides for accelerated vesting of awards upon the occurrence of certain events. Through December 31, 2016, we issued 5,156,976 options and 385,220 RSUs under the Stock Incentive Plan.

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

	Three Months Ended
	July 1, 2017		June 25, 2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	13,422	$32.79	151,800	$42.55
Options canceled	63,861	16.29	97,207	15.50
Options exercised	320,190	13.20	26,312	18.87

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - employee	6,659	$31.95	16,500	$30.60

	Six Months Ended
	July 1, 2017		June 25, 2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	492,597	$27.73	367,400	$37.13
Options canceled	141,153	14.58	200,376	16.07
Options exercised	375,568	13.07	41,646	19.32

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	21,198	$31.13	—	$—
RSUs granted - employee	146,102	27.79	27,500	28.14

Our stock-based compensation expense was $5.3 million and $10.8 million for the three and six months ended July 1, 2017, respectively and $5.5 million and $10.6 million in the corresponding periods ended June 25, 2016. As of July 1, 2017, there was $27.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Note 16. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations. In the second quarter of 2017, we incurred impairment and restructuring costs of $0.6 million, primarily related to ongoing restructuring costs in our Europe segment. In the second quarter of 2016, we incurred impairment and restructuring costs of $2.1 million, including $1.1 million of restructuring costs in Europe related to the closure of a manufacturing plant in Sweden and restructuring of corporate personnel.

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

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Impairments	$—	$290	$—	$895
Restructuring charges, net of fair value adjustment gains	554	1,829	1,756	4,205
Total impairment and restructuring charges	$554	$2,119	$1,756	$5,100

Short-term restructuring accruals are recorded in accrued expenses and totaled $1.0 million and $1.5 million as of July 1, 2017 and December 31, 2016, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $3.4 million and $3.6 million as of July 1, 2017 and December 31, 2016, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
July 1, 2017
Severance and sales restructuring costs	$836	$993	$(1,163)	$666
Disposal of property and equipment	—	113	(113)	—
Lease obligations and other	4,183	650	(1,105)	3,728
	$5,019	$1,756	$(2,381)	$4,394
June 25, 2016
Severance and sales restructuring costs	$5,424	$3,358	$(4,994)	$3,788
Disposal of property and equipment	—	(49)	49	—
Lease obligations and other	3,083	896	(1,183)	2,796
	$8,507	$4,205	$(6,128)	$6,584

Note 17. Other Income (Expense)

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Foreign currency losses	$(3,096)	$(1,621)	$(8,749)	$(4,891)
Legal settlement income	14	1,545	31	1,460
(Loss) gain on sale of property and equipment	(58)	(337)	(106)	3,216
Settlement of contract escrow	—	—	2,247	—
Other items	375	918	1,213	1,444
	$(2,765)	$505	$(5,364)	$1,229

Note 18. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the unaudited consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria thereafter, are also recognized in the unaudited consolidated statements of operations.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In order to mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $157.0 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $71.6 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $180.4 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (expense) income. We recorded mark-to-market losses of $3.1 million and $11.7 million, in the three and six months ended July 1, 2017, respectively and $1.5 million and $8.5 million in the corresponding periods ended June 25, 2016.

Interest rate swap derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our $775.0 million Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the Incremental Term Loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016.

The interest rate swap agreements are designated as cash flow hedges and effectively change the LIBOR-based portion of the interest rate (or “base rate”) on a portion of the debt outstanding under our Term Loan Facility to the weighted average fixed rates per the time frames below:

Period	Notional (1)	Weighted Average Rate
	(amounts in thousands)
December 2015 - June 2016	$273,000	1.997%
June 2016 - September 2016	$486,000	2.054%
September 2016 - December 2016	$759,000	2.161%
December 2016 - December 2017	$914,250	2.188%
December 2017 - December 2018	$825,000	2.190%
December 2018 - September 2019	$707,250	2.192%

(1)	Aggregate notional amounts in effect during the period shown.

The cumulative pre-tax mark-to-market loss of $9.9 million relating to these interest rate contracts was recorded in consolidated other comprehensive income (loss) at July 1, 2017 as no portion was deemed ineffective. We recorded $2.4 million and $5.1 million of interest expense deriving from the interest rate swaps that were in effect during the three and six months ended July 1, 2017, respectively, and $0.7 million and $1.3 million in the corresponding periods ended June 25, 2016.

The agreements with our counterparties contain a provision where we could be declared in default on our derivative obligations if we either default or, in certain cases, are capable of being declared in default on any of our indebtedness greater than specified thresholds. These agreements also contain a provision where we could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker.

The fair values of derivative instruments held as of July 1, 2017 and December 31, 2016 are as follows:

	Asset derivatives
(amounts in thousands)	Balance Sheet Location	July 1, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,359	$6,309

	Liability derivatives
	Balance Sheet Location	July 1, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$6,457	$9,050
	Deferred credits and other liabilities	$3,478	$3,878
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$7,477	$691

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair value of these instruments were as follows:

	July 1, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$113,720	$—	$113,720
Derivative assets, recorded in other current assets	—	1,359	—	1,359
Derivative liabilities, recorded in accrued expenses	—	(17,412)	—	(17,412)
Total	$—	$97,667	$—	$97,667

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$6,059	$—	$6,059
Derivative assets, recorded in other current assets	—	6,309	—	6,309
Derivative liabilities, recorded in accrued expenses	—	(13,619)	—	(13,619)
Total	$—	$(1,251)	$—	$(1,251)

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

There were no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of July 1, 2017. The non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2016 are presented below.

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$1,445	$1,445	$1,602
Total	$—	$—	$1,445	$1,445	$1,602

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 20. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of July 1, 2017 and December 31, 2016 due to their short-term nature, variable interest rates and mark to market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both July 1, 2017 and December 31, 2016. Long-term debt indicated a fair value of $10.8 million and $22.0 million higher than the gross recorded value as of July 1, 2017 and December 31, 2016, respectively.

Note 21. Commitments and Contingencies

Litigation – We are involved in various legal proceedings encountered in the normal course of business and accrue for loss amounts on legal matters when it is probable a liability has been incurred and the amount of liability can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Other than as described below, as of July 1, 2017, there are no current proceedings or litigation matters involving the Company or its property that we believe could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Steves and Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the contract, Steves, filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division. The complaint alleges that our acquisition of CMI, together with subsequent price increases and termination of the contract, violated antitrust laws and constituted a breach of contract, breach of warranty, and tort. The complaint seeks injunctive relief, ordinary and treble damages, and declaratory relief. We believe Steves’ claims lack merit and intend to defend against this action vigorously.

ESOP - The JELD-WEN ESOP Plan, Administrative Committee, and individual trustees were sued by three separate groups of former employees and members of the ESOP for alleged violations relating to the management and distribution of the ESOP funds. These matters were pled as class actions and none of the cases were certified. In January 2015, we executed settlement agreements with applicable parties resulting in our recording $5.0 million in settlement expense in June 2015. Pursuant to the agreements, we accrued a $15.7 million liability to the plaintiffs in other accrued expenses and a $10.7 million insurance receivable in accounts receivable. In June 2015, we paid all settlement funds into an escrow account. On October 19, 2015, the court provided final approval of the settlement in all respects. We received $10.7 million from insurance carriers on December 1, 2016. All settlement funds have now been credited to claimant’s respective accounts.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At July 1, 2017 and December 31, 2016, our accrued liability for self-insured risks was $72.6 million and $71.3 million, respectively.

Indemnifications – At July 1, 2017, we had commitments related to certain representations made on contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.

Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	July 1, 2017	December 31, 2016
Self-insurance workers’ compensation	$21,072	$18,514
Liability and other insurance	14,932	15,884
Environmental	14,186	14,086
Other	13,951	14,070
	$64,141	$62,554

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and present laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both July 1, 2017 and December 31, 2016. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets and totaled $0.1 million and $0.0 million at July 1, 2017 and December 31, 2016, respectively.

Everett, Washington WADOE Action - In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination at our former manufacturing site in Everett, Washington. As part of this order, we also agreed to develop a CAP identifying remediation options and the feasibility thereof. We are currently working with WADOE to finalize our assessment and draft CAP. We estimate the remaining cost to complete our assessment and develop the CAP at $0.5 million which we have fully accrued. We are working with insurance carriers who provided coverage to a previous owner and operator of the site, and at this time we cannot reasonably estimate the cost associated with any remedial action we would be required to undertake and have not provided for any remedial action in our accompanying unaudited consolidated financial statements. Should extensive remedial action ultimately be required, and if those costs are not found to be covered by insurance, the cost of remediation could have a material adverse effect on our results of operations and cash flows.

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In September 2015 we entered into a settlement agreement under which we will pay $1.2 million to settle the claim. Of the $1.2 million, the prior insurance carrier for the site has agreed to fund $1.0 million of the settlement. All amounts related to the settlement are fully accrued, and we do not expect to incur any further significant loss related to the settlement of this matter.

Towanda, Pennsylvania Consent Order - In 2015, we entered into a COA with the Pennsylvania Department of Environmental Protection to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There is currently $10.7 million in bonds collateralized in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, then we may not be able to meet such deadlines.

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

Beginning in 2017, the Company moved from utilizing a weighted average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefits costs. The change in estimate provides a more accurate measurement of service and interest cost by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs from the six months ended July 1, 2017.

The components of net periodic benefit cost are summarized as follows:

(amounts in thousands)	Three Months Ended		Six Months Ended
Components of pension benefit expense - U.S. benefit plan	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Service cost	$825	$800	$1,650	$1,600
Interest cost	3,350	4,100	6,700	8,200
Expected return on plan assets	(4,525)	(5,050)	(9,050)	(10,100)
Amortization of net actuarial pension loss	3,000	3,075	6,000	6,150
Pension benefit expense	$2,650	$2,925	$5,300	$5,850

There were no required contributions to our U.S. defined benefit pension plan, or “the Plan” during the three and six months ended July 1, 2017 and June 25, 2016, and we did not make any voluntary contributions in either period. The Plan currently exceeds the Pension Protection Act of 2006 guidelines and expects to be in excess of the guidelines for the remainder of 2017.

Note 23. Supplemental Cash Flow Information

(amounts in thousands)	Six Months Ended
	July 1, 2017	June 25, 2016
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$8,731	$2,730
Property and equipment purchased for debt	91	273
Customer accounts receivable converted to notes receivable	229	464
Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$—	$2,954
Costs associated with initial public offering formerly capitalized in prepaid expenses	5,857	—

Note 24. Subsequent Events

We have evaluated subsequent events from the balance sheet date through August 8, 2017, and determined that there are no other items to disclose.

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

The effects of correcting the error and the other accumulated misstatements on our prior year’s financial statements have been summarized below.

	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$407,620	$(450)	$407,170
Total current assets	875,810	(450)	875,360
Deferred tax assets	268,965	14,911	283,876
Intangible assets, net	117,795	(1,205)	116,590
Other assets	63,020	527	63,547
Total assets	2,516,296	13,783	2,530,079
Accrued expenses and other current liabilities	173,521	(294)	173,227
Total current liabilities	513,126	(294)	512,832
Total liabilities	2,323,417	(294)	2,323,123
Retained earnings	202,562	14,077	216,639
Total shareholders’ equity	41,922	14,077	55,999
Total liabilities, convertible preferred shares, and shareholders’ equity	2,516,296	13,783	2,530,079

	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Accounts receivable	$473,187	$(274)	$472,913
Total current assets	944,833	(274)	944,559
Deferred tax assets	55,007	(6,926)	48,081
Total assets	2,369,909	(7,200)	2,362,709
Accounts payable	210,798	373	211,171
Accrued expenses and other current liabilities	191,144	(551)	190,593
Total current liabilities	571,841	(178)	571,663
Total liabilities	2,025,339	(178)	2,025,161
APIC	98,464	540	99,004
Accumulated deficit	(74,452)	(7,562)	(82,014)
Total shareholders’ deficit	(137,367)	(7,022)	(144,389)
Total liabilities, convertible preferred shares, and shareholders’ equity	2,369,909	(7,200)	2,362,709

	Three months ended
	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$751,874	$583	$752,457
Gross margin	212,734	(583)	212,151
Selling, general and administrative	140,858	204	141,062
Operating income	69,757	(787)	68,970
Income before taxes, equity earnings and discontinued operations	52,095	(787)	51,308
Income tax benefit	22,197	(6,484)	15,713
Income from continuing operations, net of tax	74,292	(7,271)	67,021
Net income	74,161	(7,271)	66,890
Net income attributable to common shareholders	22,459	(7,271)	15,188
Weighted Average Common Shares *
Basic	17,972,977		17,972,977
Diluted	82,947,084		82,947,084
Earnings per share from continuing operations:
Basic	$1.28	$(0.40)	$0.88
Diluted	$0.91	$(0.09)	$0.82
Net earnings per share:
Basic	$1.25	$(0.40)	$0.85
Diluted	$0.90	$(0.09)	$0.81
* Adjusted for 11 for 1 stock split

	Six months ended
	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Cost of sales	$1,390,298	$583	$1,390,881
Gross margin	370,857	(583)	370,274
Selling, general and administrative	272,450	604	273,054
Operating income	93,307	(1,187)	92,120
Income before taxes, equity earnings and discontinued operations	59,358	(1,187)	58,171
Income tax benefit	19,991	(6,375)	13,616
Income from continuing operations, net of tax	79,349	(7,562)	71,787
Net income	80,497	(7,562)	72,935
Net income (loss) attributable to common shareholders	2,389	(7,562)	(5,173)
Weighted Average Common Shares *
Basic	17,956,433		17,956,433
Diluted	21,103,830		17,956,433
Earnings (loss) per share from continuing operations:
Basic	$0.14	$(0.42)	$(0.28)
Diluted	$0.12	$(0.40)	$(0.28)
Net earnings (loss) per share:
Basic	$0.13	$(0.42)	$(0.29)
Diluted	$0.12	$(0.41)	$(0.29)
* Adjusted for 11 for 1 stock split

Consolidated Statement of Cash Flow

The error did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 11 - Segment Information, Adjusted EBITDA

	Three months ended
	June 25, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$74,161	$(7,271)	$66,890
Income tax (benefit) expense	(22,197)	6,484	(15,713)
Share-based compensation expense	5,392	140	5,532
Adjusted EBITDA	113,394	(647)	112,747

	Six months ended
	June 25, 2016
(dollars in thousands)	As Reported	Adjustment	As Revised
Net income	$80,497	$(7,562)	$72,935
Income tax (benefit) expense	(19,991)	6,375	(13,616)
Share-based compensation expense	10,077	540	10,617
Adjusted EBITDA	174,550	(647)	173,903

Segment Information: Adjusted EBITDA

	Three months ended
	June 25, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$75,786	$34,290	$14,239	$124,315	$(10,921)	$113,394
Adjustment	—	—	—	—	(647)	(647)
As Revised	$75,786	$34,290	$14,239	$124,315	$(11,568)	$112,747

	Six months ended
	June 25, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$107,485	$58,986	$23,158	$189,629	$(15,079)	$174,550
Adjustment	—	—	—	—	(647)	(647)
As Revised	$107,485	$58,986	$23,158	$189,629	$(15,726)	$173,903

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•the extent of Onex Partners’ control of us; and

•	other risks and uncertainties, including those listed under Item 1A- Risk Factors in our annual report of Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in herein. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

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

We operate 117 manufacturing facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.

In October 2011, Onex Partners acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity.

In February 2017, we closed on the offering of 28,750,000 shares of our common stock at a public offering price of $23.00, resulting in net proceeds of $472.4 million after deducting underwriters’ discounts and commissions and other offering expenses. We used a portion of the net proceeds from the offering to repay $375 million of indebtedness outstanding under our Term Loan Facility, and have used or will use the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets. Following our IPO, Onex Partners continued to own the majority of our common stock, and Onex Partners has appointed the majority of our board of directors.

In May 2017, we completed a secondary public offering of 16.1 million shares of our common stock, substantially all of which were owned by Onex Partners, including the exercise of the over-allotment option. Following the completion of the secondary offering, Onex Partners owned approximately 45% of our common stock.

Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 11- Segment Information of our unaudited financial statements included elsewhere in this Form 10-Q.

Acquisitions

In June 2017, we acquired Mattiovi, headquartered in Finland. Mattiovi is a leading manufacturer of interior doors and door frames in Finland and will become part of our Europe segment. The acquisition enhances our market position in the Nordic region, increases our product offering, and also provides us with additional door frame capacity to support growth in the region. We paid an aggregate of approximately $21.2 million in cash (net of cash acquired) for Mattiovi.

In February 2016, we acquired Trend, headquartered in Sydney, Australia. Trend is a leading manufacturer of doors and windows in Australia and is now part of our Australasia segment. The acquisition of Trend strengthened our market position in the Australian window market and expanded our product portfolio with new and innovative window designs. In August 2016, we acquired the shares of Arcpac Building Products Limited, which includes its primary operating subsidiary Breezway, headquartered in Brisbane, Australia. Breezway is a manufacturer of louver window systems for the residential and commercial window markets. Breezway’s primary sales market is Australia and it also maintains a presence in Malaysia and Hawaii. The acquisition of Breezway is expected to strengthen our position in the Australian window market and expand our product portfolio with new and innovative window designs as well as other complementary products. We paid an aggregate of approximately $85.9 million in cash (net of cash acquired) for Trend and Breezway.

Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. All percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results for the three and six months ended June 25, 2016 have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 25 - Revision of Prior Period Financial Statements.

Comparison of the Three Months Ended July 1, 2017 to the Three Months Ended June 25, 2016

	Three Months Ended
	July 1, 2017		June 25, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$948,736	100.0%	$964,608	100.0%
Cost of sales	712,998	75.2%	752,457	78.0%
Gross margin	235,738	24.8%	212,151	22.0%
Selling, general and administrative	151,464	16.0%	141,062	14.6%
Impairment and restructuring charges	554	0.1%	2,119	0.2%
Operating income	83,720	8.8%	68,970	7.2%
Interest expense, net	(17,547)	(1.8)%	(18,167)	(1.9)%
Other (expense) income	(2,765)	(0.3)%	505	0.1%
Income before taxes, equity earnings and discontinued operations	63,408	6.7%	51,308	5.3%
Income tax (expense) benefit	(17,703)	(1.9)%	15,713	1.6%
Income from continuing operations, net of tax	45,705	4.8%	67,021	6.9%
Equity earnings of non-consolidated entities	1,073	0.1%	487	(0.1)%
Loss from discontinued operations, net of tax	—	—%	(618)	0.1%
Net income	$46,778	4.9%	$66,890	6.9%

Consolidated Results

Net Revenues—Net revenues decreased $15.9 million, or 1.6%, to $948.7 million in the three months ended July 1, 2017 from $964.6 million in the three months ended June 25, 2016. The decrease in net revenues was primarily due to a decrease in core revenues of 1%, a 2% decrease due to an unfavorable foreign exchange impact, partially offset by a 1% increase associated with the recent acquisition in our Australasia segment. Core net revenues decreased in North America and were partially offset by core revenue growth in Europe and Australasia.

Gross Margin—Gross margin increased $23.6 million, or 11.1%, to $235.7 million in the three months ended July 1, 2017 from $212.2 million in the three months ended June 25, 2016. Gross margin as a percentage of net revenues was 24.8% in the three months ended July 1, 2017 and 22.0% in the three months ended June 25, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost saving initiatives and the contribution from recent acquisitions.

SG&A Expense—SG&A expense increased $10.4 million, or 7.4%, to $151.5 million in the three months ended July 1, 2017 from $141.1 million in the three months ended June 25, 2016. SG&A expense as a percentage of net revenues was 16.0% for the three months ended July 1, 2017 and 14.6% for the three months ended June 25, 2016. The increase in SG&A expense and SG&A expense percentage was primarily due to increased professional fees as well as costs associated with our secondary offering, partially offset by favorable foreign exchange impact.

Impairment and Restructuring Charges—Impairment and restructuring charges decreased $1.6 million, or 73.9%, to $0.6 million in the three months ended July 1, 2017 from $2.1 million in the three months ended June 25, 2016. The charges in the three months ended July 1, 2017 and June 25, 2016 consisted primarily of ongoing restructuring costs in our Europe segment.

Interest Expense, Net—Interest expense, net decreased $0.6 million, or 3.4%, to $17.5 million in the three months ended July 1, 2017 from $18.2 million in the three months ended June 25, 2016. The decrease was primarily due to lower debt levels and lower applicable margins resulting from the 2017 term loan amendment, which became effective in March 2017.

Income Taxes—Income tax expense in the three months ended July 1, 2017 was $17.7 million, compared to a $15.7 million benefit in the three months ended June 25, 2016. The effective tax rate in the three months ended July 1, 2017 was 27.9% compared to an effective tax rate of (30.6)% in the three months ended June 25, 2016. The prior year tax benefit of $15.7 million was due primarily to the net release of our valuation allowance of $22.8 million.

Comparison of the Six Months Ended July 1, 2017 to the Six Months Ended June 25, 2016

	Six Months Ended
	July 1, 2017		June 25, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,796,523	100.0%	$1,761,155	100.0%
Cost of sales	1,374,814	76.5%	1,390,881	79.0%
Gross margin	421,709	23.5%	370,274	21.0%
Selling, general and administrative	298,543	16.6%	273,054	15.5%
Impairment and restructuring charges	1,756	0.1%	5,100	0.3%
Operating income	121,410	6.8%	92,120	5.2%
Interest expense, net	(44,439)	(2.5)%	(35,178)	(2.0)%
Other (expense) income	(5,364)	(0.3)%	1,229	0.1%
Income before taxes, equity earnings and discontinued operations	71,607	4.0%	58,171	3.3%
Income tax (expense) benefit	(19,955)	(1.1)%	13,616	0.8%
Income from continuing operations, net of tax	51,652	2.9%	71,787	4.1%
Equity earnings of non-consolidated entities	1,554	0.1%	1,252	0.1%
Loss from discontinued operations, net of tax	—	—%	(104)	—%
Net income	$53,206	3.0%	$72,935	4.1%

Consolidated Results

Net Revenues—Net revenues increased $35.4 million, or 2.0%, to $1,796.5 million in the six months ended July 1, 2017 from $1,761.2 million in the six months ended June 25, 2016. The increase in net revenues was primarily due to an increase in core revenues of 2% and a 1% increase associated with the recent acquisitions in our Australasia segment. The increase in core revenues was primarily the result of increased shipping days in the current year compared to prior year as well as increased pricing, partially offset by a 1% unfavorable foreign exchange impact.

Gross Margin—Gross margin increased $51.4 million, or 13.9%, to $421.7 million in the six months ended July 1, 2017 from $370.3 million in the six months ended June 25, 2016. Gross margin as a percentage of net revenues was 23.5% in the six months ended July 1, 2017 and 21.0% in the six months ended June 25, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost savings initiatives and contribution from recent acquisitions, partially offset by an unfavorable foreign exchange impact due to the weakening of the U.S. dollar.

SG&A Expense—SG&A expense increased $25.5 million, or 9.3%, to $298.5 million in the six months ended July 1, 2017 from $273.1 million in the six months ended June 25, 2016. SG&A expense as a percentage of net revenues was 16.6% for the six months ended July 1, 2017 and 15.5% for the six months ended June 25, 2016. The increase in SG&A expense and SG&A expense percentage was primarily due to increased professional fees, costs associated with our IPO and secondary offering, SG&A expense associated with our recent acquisitions, and increased wages including stock compensation partially offset by favorable foreign exchange impact.

Impairment and Restructuring Charges—Impairment and restructuring charges decreased $3.3 million, or 65.6%, to $1.8 million in the six months ended July 1, 2017 from $5.1 million in the six months ended June 25, 2016. The charges in the six months ended July 1, 2017 consisted primarily of ongoing restructuring costs in our Europe segment. The charges for the six months ended June 25, 2016 consisted primarily of ongoing personnel restructuring in our Europe and North America segment.

Interest Expense, Net—Interest expense, net increased $9.3 million, or 26.3%, to $44.4 million in the six months ended July 1, 2017 from $35.2 million in the six months ended June 25, 2016. The increase was primarily due to interest expense resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $7.0 million in connection with the repayment of $375 million of incremental term loans with proceeds from our IPO. In addition, interest expense increased due to higher long-term debt levels for the first month of the period as a result of incremental borrowing of $375 million under our Term Loan Facility, partially offset by lower applicable margins resulting from the 2017 term loan amendment, which became effective in March 2017.

Income Taxes—Income tax expense in the six months ended July 1, 2017 was $20.0 million, compared to a $13.6 million benefit in the six months ended June 25, 2016. The effective tax rate in the six months ended July 1, 2017 was 27.9% compared to an effective tax rate of (23.4)% in the six months ended June 25, 2016. The prior year tax benefit of $13.6 million was due primarily to the net release of our valuation allowance of $22.8 million.

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

	Three Months Ended
(dollars in thousands)	July 1, 2017	June 25, 2016
Net revenues from external customers			% Variance
North America	$551,685	$567,435	(2.8)%
Europe	258,889	266,775	(3.0)%
Australasia	138,162	130,398	6.0%
Total Consolidated	$948,736	$964,608	(1.6)%
Percentage of total consolidated net revenues
North America	58.1%	58.8%
Europe	27.3%	27.7%
Australasia	14.6%	13.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$79,830	$75,786	5.3%
Europe	37,065	34,290	8.1%
Australasia	17,335	14,239	21.7%
Corporate and Unallocated costs	(8,903)	(11,568)	(23.0)%
Total Consolidated	$125,327	$112,747	11.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	14.5%	13.4%
Europe	14.3%	12.9%
Australasia	12.5%	10.9%
Total Consolidated	13.2%	11.7%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11- Segment Information.

North America
Net revenues in North America decreased $15.8 million, or 2.8%, to $551.7 million in the three months ended July 1, 2017 from $567.4 million in the three months ended June 25, 2016. The decrease in net revenues was primarily due to a decrease in core net revenues of 2%, comprised of decreases in volume/mix of 4%, offset by price increases of 2%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida. The rationalization was consistent with our overall strategic focus on profitable growth and has enabled us to begin winning accretive opportunities in the region.

Adjusted EBITDA in North America increased $4.0 million, or 5.3%, to $79.8 million in the three months ended July 1, 2017 from $75.8 million in the three months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to pricing and cost saving initiatives, partially offset by increased marketing and advertising expenses and decreased demand compared to the same period in the prior year.

Europe
Net revenues in Europe decreased $7.9 million, or 3.0%, to $258.9 million in the three months ended July 1, 2017 from $266.8 million in the three months ended June 25, 2016. The decrease in net revenues was primarily due to unfavorable foreign exchange impact of 4%, offset by an increase in core net revenues of 1% which was comprised of an increase in volume/mix of approximately 1%.

Adjusted EBITDA in Europe increased $2.8 million, or 8.1%, to $37.1 million in the three months ended July 1, 2017 from $34.3 million in the three months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to cost saving initiatives and an increase in volume associated with the realignment of our customer and product portfolio aimed at driving profitable growth.

Australasia
Net revenues in Australasia increased $7.8 million, or 6.0%, to $138.2 million in the three months ended July 1, 2017 from $130.4 million in the three months ended June 25, 2016. The increase in net revenues was primarily due to the acquisition of Breezway which provided a 5% increase in net revenues. Core net revenues increased 1%, comprised primarily of an increase in pricing of 1%.

Adjusted EBITDA in Australasia increased $3.1 million, or 21.7%, to $17.3 million in the three months ended July 1, 2017 from $14.2 million in the three months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to the acquisition of Breezway and our pricing initiatives.

	Six Months Ended
(dollars in thousands)	July 1, 2017	June 25, 2016
Net revenues from external customers			% Variance
North America	$1,035,782	$1,027,660	0.8%
Europe	501,211	505,324	(0.8)%
Australasia	259,530	228,171	13.7%
Total Consolidated	$1,796,523	$1,761,155	2.0%
Percentage of total consolidated net revenues
North America	57.7%	58.4%
Europe	27.9%	28.7%
Australasia	14.4%	13.0%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$130,008	$107,485	21.0%
Europe	64,270	58,986	9.0%
Australasia	30,584	23,158	32.1%
Corporate and Unallocated costs	(18,573)	(15,726)	18.1%
Total Consolidated	$206,289	$173,903	18.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.6%	10.5%
Europe	12.8%	11.7%
Australasia	11.8%	10.1%
Total Consolidated	11.5%	9.9%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11- Segment Information.

North America
Net revenues in North America increased $8.1 million, or 0.8%, to $1,035.8 million in the six months ended July 1, 2017 from $1,027.7 million in the six months ended June 25, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 1% comprised of increases in pricing of 2%, offset by a decrease in volume/mix of 1%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida, partially offset by an increase in volume due to additional shipping days in the first quarter of 2017.

Adjusted EBITDA in North America increased $22.5 million, or 21.0%, to $130.0 million in the six months ended July 1, 2017 from $107.5 million in the six months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to pricing and cost saving initiatives compared to the same period in the prior year.

Europe
Net revenues in Europe decreased $4.1 million, or 0.8%, to $501.2 million in the six months ended July 1, 2017 from $505.3 million in the six months ended June 25, 2016. The decrease in net revenues was primarily due to an unfavorable foreign exchange impact of 5%, partially offset by an increase in core net revenues of 4% which was comprised of an increase in volume/mix of approximately 3%, and an increase in pricing of approximately 1%. The increase in volume was primarily due to additional shipping days in the first quarter of 2017.

Adjusted EBITDA in Europe increased $5.3 million, or 9.0%, to $64.3 million in the six months ended July 1, 2017 from $59.0 million in the six months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to the additional shipping days in the first quarter of 2017, an increase in pricing, and our cost saving initiatives.

Australasia
Net revenues in Australasia increased $31.4 million, or 13.7%, to $259.5 million in the six months ended July 1, 2017 from $228.2 million in the six months ended June 25, 2016. The increase in net revenues was primarily due to the acquisitions of Trend and Breezway which provided a 8% increase in net revenues. Core net revenues increased 3%, comprised primarily of an increase in volume/mix of 2% and an increase in pricing of 1%. The increase in volume was due to additional shipping days in the first quarter of 2017 and pricing as a result of our cost saving initiatives. Foreign exchange rates had an additional favorable impact of 3%.

Adjusted EBITDA in Australasia increased $7.4 million, or 32.1%, to $30.6 million in the six months ended July 1, 2017 from $23.2 million in the six months ended June 25, 2016. The increase in Adjusted EBITDA was primarily due to the acquisitions of Trend and Breezway as well as the additional shipping days in the first quarter of 2017, our pricing initiatives, and favorable foreign exchange impact.

Liquidity and Capital Resources
Overview

We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility. As of July 1, 2017, we had total liquidity (a non-GAAP measure) of $527.9 million, which included $227.7 million in cash, $243.8 million available for borrowing under the ABL Facility, AUD $18.0 million ($13.8 million) available for borrowing under the Australia Senior Secured Credit Facility, and €37.3 million ($42.6 million) available for borrowing under the Euro Revolving Facility. This compares to total liquidity of $381.9 million as of December 31, 2016. The increase in our total liquidity at July 1, 2017 compared to December 31, 2016 was primarily due to higher cash levels resulting from the retained portion of net proceeds of $472.4 million from the IPO, and increased availability under the ABL Facility.

In October 2014, we entered into the Corporate Credit Facilities, consisting of $775 million in Initial Term Loans and a $300 million ABL Facility. The proceeds from the Initial Term Loans were primarily used to (i) repay amounts outstanding under, and extinguish, our former revolving credit facility, (ii) redeem all of the outstanding 12.25% senior secured notes at a premium over face value of $28.2 million, and (iii) satisfy our obligation under a guarantee of certain letters of credit supporting an industrial revenue bond. We incurred $15.4 million of debt issuance costs related to the Corporate Credit Facilities, which is included as a reduction of the corresponding debt liability in the accompanying unaudited consolidated balance sheets and will be amortized to interest expense over the life of the facilities using the effective interest method.

In July 2015, we amended our Term Loan Facility and borrowed an incremental $480 million in 2015 Incremental Term Loans. The proceeds were primarily used to make payments of approximately $431 million to holders of our then outstanding common stock, Series A Convertible Preferred Stock, Class B-1 Common Stock, options, and RSUs. We incurred $7.9 million of debt issuance costs related to the $480 million of incremental borrowings, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets and will be amortized to interest expense over the life of the facility using the effective interest method.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	July 1, 2017	June 25, 2016
Cash provided by (used in):
Operating activities	$66,151	$12,593
Investing activities	(38,757)	(63,883)
Financing activities	90,609	(6,048)
Effect of changes in exchange rates on cash and cash equivalents	6,959	184
Net change in cash and cash equivalents	$124,962	$(57,154)

Cash Flow from Operations

Net cash provided by operating activities increased $53.6 million to $66.2 million in the six months ended July 1, 2017 from $12.6 million used in operations in the six months ended June 25, 2016. This increase was primarily due to improved profitability, and changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities decreased $25.1 million to $38.8 million in the six months ended July 1, 2017 from $63.9 million in the six months ended June 25, 2016. The decrease was primarily due to the completion of the glass plant in Australia in January 2017, which resulted in lower capital expenditures compared to prior period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $90.6 million in the six months ended July 1, 2017 and was comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to paydown outstanding debt.

Net cash used in financing activities in the six months ended June 25, 2016 was $6.0 million and was comprised primarily of $8.4 million of short-term and long-term debt payments, partially offset by $2.2 million in employee note repayment.

As of July 1, 2017, our cash balances consisted of $117.1 million in the U.S. and $110.5 million in non-U.S. subsidiaries. We believe that our operations in the U.S. will be able to fund the majority of our near-term cash requirements using cash flow from operations within the U.S. and availability under the ABL Facility.

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

The Euro Revolving Facility and Australia Senior Secured Credit Facility contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to us. Obligors under the Euro Revolving Facility may pay dividends only out of available cash flow and only while no default is continuing under such agreement. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. The amount of our consolidated net assets that were available to be distributed under these financing arrangements as of July 1, 2017 was $938.4 million. For further information regarding the Euro Revolving Facility and the Australia Senior Secured Credit Facility, see “Euro Revolving Facility” and “Australia Senior Secured Credit Facility” below.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Lines of Credit and Long-Term Debt

Corporate Credit Facilities

In October 2014, we entered into the Corporate Credit Facilities, which initially consisted of the Initial Term Loans and the ABL Facility. In July 2015, we entered the 2015 Incremental Term Loans and amended our Corporate Credit Facilities to, among other things, permit a distribution of approximately $420 million to holders of our common stock, our Series A Convertible Preferred Stock, and our Class B-1 Common Stock. In November 2016, we borrowed $375 million under our Term Loan Facility and entered the 2016 term loan amendment to, among other things, (i) permit a $400 million distribution, (ii) reduce the interest rate on the Initial Term Loans, and (iii) conform the terms (including providing for a maturity date of July 1, 2022) of all outstanding term loans under the Term Loan Facility. We incurred $8.1 million of debt issuance costs related to the 2016 term loan amendment. In February 2017, we prepaid $375 million of outstanding principal under our Term Loan Facility and have recorded interest expense of approximately $7.0 million due to the write-off of a portion of the original issue discount and unamortized debt issuance costs associated with the Term Loan Facility. In March 2017, we entered into the 2017 term loan amendment to reduce the interest rate applicable to all outstanding term loans and incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment. As of July 1, 2017, we had approximately $1,230.5 million of term loans outstanding under the Term Loan Facility. As of July 1, 2017, we were in compliance with the terms of the Corporate Credit Facilities.

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

Borrowings under the ABL Facility bear interest primarily at LIBOR plus a margin that fluctuates from 1.50% to 2.00% depending on availability under the ABL Facility, although we may also borrow at other base rates plus a margin. We pay an annual commitment fee between 0.25% and 0.375% on the unused portion of the commitments under the ABL Facility. As of July 1, 2017, we had $243.8 million available under the ABL Facility. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. The ABL Facility matures on October 15, 2019.

The ABL Facility permits us to request increases in the amount of the commitments under the ABL Facility up to an aggregate maximum amount of $100 million, subject to certain conditions.

Australia Senior Secured Credit Facility

In September 2016, JWA amended and extended its credit agreement, the Australia Senior Secured Credit Facility, to provide for an AUD $18 million floating rate revolving loan facility, an AUD $5 million overdraft line of credit, and an $8 million AUD interchangeable facility for guarantees/letters of credit. The credit agreement matures in June 2019. At July 1, 2017, there were no borrowings under the revolving loan facility or the overdraft line of credit. Loans under the revolving loan facility bear interest at the BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At July 1, 2017, we had $13.8 million available under the revolving loan facility and $3.8 million available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent. As of July 1, 2017, we were in compliance with the terms of the Australia Senior Secured Credit Facility.

Euro Revolving Facility

In January 2015, JELD-WEN of Europe B.V. (which was subsequently merged with JELD-WEN A/S, which survived the merger) entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at CIBOR, CHF LIBOR, EURIBOR, NIBOR, STIBOR or LIBOR (subject to a floor of 0.00%), depending on the currency, plus a margin of 2.5%, and a commitment fee of 1% is also paid on the unutilized amount of the revolving credit facility calculated on a day-to-day basis. As of July 1, 2017, we had €0.7 million (or $0.8 million) in outstanding borrowings and €1.0 million (or $1.1 million) of bank guarantees outstanding, and €37.3 million (or $42.6 million) available under this facility. The Euro Revolving Facility requires JELD-WEN A/S to maintain certain financial ratios, including a maximum ratio of senior leverage to adjusted EBITDA (as calculated therein), and a minimum ratio of adjusted EBITDA (as calculated therein) to net finance charges. In addition, the Euro Revolving Facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies. As of July 1, 2017, we were in compliance with the terms of the Euro Revolving Facility.

Mortgage Note

In December 2007, JELD-WEN Danmark A/S entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018 that will fully amortize the principal by the end of 2037. As of July 1, 2017, we had DKK 208.1 million (or $32.0 million) outstanding under these notes.

Installment Notes

We entered into installment notes representing insurance premium financing, miscellaneous capitalized equipment lease obligations, and a term loan secured by the related equipment with payments through 2022. As of July 1, 2017, we had $4.1 million outstanding under these notes.

Installment Notes for Stock

We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of July 1, 2017, we had $2.1 million outstanding under these notes.

Interest Rate Swaps

We have eight outstanding interest rate swap agreements for the purpose of managing market risk and our exposure to changes in interest rates by effectively converting the variable interest rate on a portion of the Term Loan Facility to a fixed rate. Two such agreements became effective on September 30, 2015, two on June 30, 2016, two on September 30, 2016, and two on December 30, 2016.

The counterparties for these swap agreements are Royal Bank of Canada, Barclays Bank PLC, and Wells Fargo Bank, N.A. The aggregate notional amount covered under these agreements, which all expire on September 30, 2019, totals $914.3 million as of July 1, 2017. The table below sets forth the period, notional amount and fixed rates for our interest rate swaps:

Period	Notional	Average Fixed Rate
	(dollars in thousands)
September 2015 - September 2019	$244,125	1.997%
June 2016 - September 2019	$213,000	2.126%
September 2016 - September 2019	$244,125	2.353%
December 2016 - September 2019	$213,000	2.281%

Each of the swap agreements receives a floating rate based on three month LIBOR and is settled every calendar quarter-end. The effect of these swap agreements is to lock in a fixed rate of interest on the aggregate notional amount hedged of approximately 2.188% as of July 1, 2017, plus the applicable margin paid to lenders over three month LIBOR. At July 1, 2017, the effective rate on the aggregate notional amount hedged (including the applicable margin paid to lenders over three month LIBOR) was approximately 5.188%. These swaps have been designated as cash flow hedges against variability in future interest rate payments on the Term Loan Facility and are marked to market through consolidated other comprehensive income (loss).

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if revolving credit facilities were fully drawn and taking into account the eight interest rate swaps that were in effect on July 1, 2017) would have increased or decreased our interest expense by $3.6 million for the six months ended July 1, 2017. A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if the revolving credit facilities were fully drawn and taking into account the two interest rate swaps that were in effect on June 25, 2016) would have increased or decreased our interest expense by $3.2 million for the six months ended June 25, 2016.

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

Item 4 - Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) required by Exchange Act Rules 13a-15(b) and 15d-15(b) our Chief

Executive Officer and our Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting related to the accounting for income tax as described in Item 9A-Controls and Procedures in our Form 10-K, our disclosure controls and procedures were not effective as of July 1, 2017. Notwithstanding these material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

(b)  Changes in internal controls.  The remediation efforts described below under the caption “Remediation Plan” are the only changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

For a discussion of the risk factors associated with the Company’s business, see Part I, Item 1A of the Form 10-K and Part II and Item 1A of the Form 10-Q for the quarter ended April 1, 2017, in each case under the heading “Risk Factors.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

USE OF PROCEEDS FROM OUR PUBLIC OFFERING

On January 26, 2017, our Registration Statement on Form S-1 (File No. 333-211761) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 22,272,727 shares of our common stock at a price of $23.00 per share. The offering closed on February 1, 2017, resulting in net proceeds of $472.4 million to us after deducting underwriters’ discounts and commissions of $32.0 million and other offering expenses of $7.9 million.

We used or will use the net proceeds to us from the IPO as follows: (i) to pay fees and expenses of approximately $7.9 million in connection with the IPO, (ii) to repay $375 million of indebtedness outstanding under our Term Loan Facility; and (iii) working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

There has been no material change in the use of proceeds as described in the final prospectus filed on January 30, 2017.

Item 5 - Other Information

Appointment of New Director to the Board of Directors

On August 3, 2017, the Company’s Board of Directors (the “Board”) voted to increase the size of the Board from ten to eleven members and elected William F. Banholzer, Ph.D, to fill the newly created vacancy. Dr. Banholzer will serve as a Class II director with a term expiring at the annual meeting of stockholders to be held in 2019, and as a member of the Board’s Compensation Committee.

Dr. Banholzer will receive compensation for his services as a director in accordance our non-employee director compensation policy, which provides for annual cash compensation of $90,000 and annual equity compensation of $110,000, prorated where applicable for a partial year of service. On August 3, 2017, Dr. Banholzer received restricted stock units with an aggregate value of $66,000 pursuant to the policy. Dr. Banholzer also entered into our standard indemnification agreement with the Company.

Dr. Banholzer, age 60, has served as a Research Professor at the University of Wisconsin since October 2013, with appointments in the Chemical & Biological Engineering Department, Chemistry Department, Wisconsin Energy Institute and the Wisconsin Institute for Discovery. Dr. Banholzer retired from Dow Chemical Company in January 2014 where he had served as Executive Vice President and Chief Technology Officer since July 2005. During his time at Dow Chemical, Dr. Banholzer also served as a member of the board of directors for Dow Corning Corporation, Dow Kokam and the Dow Foundation. Prior to his time at Dow Chemical, Dr. Banholzer had a 22-year career with General Electric Company (GE) where he held positions of increasing authority including his role of Vice President, Global Technology, GE Advanced Materials. Dr. Banholzer holds a bachelor’s degree in chemistry from Marquette University as well as a master’s degree and doctorate in chemical engineering from the University of Illinois.

Employment Agreements with the Company’s Named Executive Officers

Effective August 7, 2017, the Company entered into new executive employment agreements with each of our named executive officers (our “NEOs”) that provide for “at will” employment, meaning that either we or the NEO may terminate the employment relationship at any time without cause. Our NEOs are: Mark Beck, President and Chief Executive Officer; L. Brooks Mallard, Executive Vice President and Chief Financial Officer; Laura Doerre, Executive Vice President, General Counsel and Chief Compliance Officer; and John Dinger, Executive Vice President and President, North America.

The initial base salary under each of the new employment agreements for Mr. Beck, Mr. Mallard, Ms. Doerre and Mr. Dinger will be $875,000, $505,000, $500,000 and $410,000, respectively, which is subject to annual review and adjustment by the Board. Mr. Beck, Mr. Mallard, Ms. Doerre and Mr. Dinger each will be eligible to earn an annual cash incentive bonus under the Company’s Management Incentive Plan with a target amount equal to 125%, 75%, 75% and 60%, respectively, of his or her base salary. Each NEO is also eligible to participate in the Company’s long-term incentive compensation plan on terms and conditions that are appropriate to his or her position and the employee benefit plans available to our employees, subject to the terms of those plans.

In addition, Mr. Beck and his family members are entitled to use of the Company aircraft for personal travel with a value limited to $150,000 annually. Mr. Beck’s employment agreement also provides that he shall be nominated for reelection to the Board at the conclusion of each term of his service as a director so long as he remains an employee of the Company.

The employment agreements for these NEOs provide that, in the event that his/her employment is terminated by us without “cause” or the executive resigns for “good reason” (as those terms are defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including two-year post-termination non-compete and non-solicitation provisions and a general release of claims in our favor, the NEO will be entitled to receive (i) an amount equal to the sum of (x) his/her current base salary and (y) his/her target annual cash incentive bonus for the year of termination; (ii) a pro-rated annual cash incentive bonus based on actual Company performance through the date of termination; (iii) treatment of equity awards held by the NEO pursuant to the terms of the applicable award agreement; (iv) if the NEO is participating in our group health plan immediately prior to his/her termination, payment of 12 months of healthcare coverage following termination; and (v) outplacement services not to exceed $10,000 in total.

In the event that the NEO’s employment is terminated by us without cause or he/she resigns for good reason, in either case within 24 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including two-year post-termination non-compete and non-solicitation provisions and a general release of claims in our favor, the NEO will be entitled to receive (i) an amount equal to two times (one times for Mr. Dinger) the sum of (x) his/her current base salary and (y) his/her average cash incentive bonus for the three full fiscal years prior to the change in control event or the three full fiscal years prior to the year of termination, if greater; (ii) a pro-rated annual cash incentive bonus based on the NEO’s annual bonus target amount or that fiscal year through the date of termination; (iii) full acceleration of all time-based equity awards held by the NEO; (iv) acceleration of vesting of performance share units at target amounts pro-rated through the date of termination, rounded to the full year; (v) if the NEO is participating in our group health plan immediately prior to his/her termination and elects to continue coverage, payment of 24 months of healthcare coverage following termination (12 months for Mr. Dinger) ; and (vi) outplacement services not to exceed $10,000 in total.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 1, 2017

3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017

4.1	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated May 12, 2017	S-1	333-217994	4.3	May 15, 2017

10.1+*	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of Mark A. Beck, L. Brooks Mallard, and Laura W. Doerre, effective August 7, 2017.

10.2+*	Executive Employment Agreement between JELD-WEN Holding, Inc. and John A. Dinger, effective August 7, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: August 8, 2017