Form 10-Q
period 2017-09-30
JELD-WEN Holding, Inc.
filed 2017-11-08
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 105,414,143 shares of Common Stock, par value $0.01 per share, issued and outstanding as of November 3, 2017.

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

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation
CHF LIBOR	Swiss Franc LIBOR
CIBOR	Copenhagen Interbank Offered Rate
Class B-1 Common Stock	Shares of our Class B-1 Common Stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
CO2	Carbon Dioxide
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
EURIBOR	Euro Interbank Offered Rate

Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN A/S, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gases
Initial Term Loans	$775 million term loans borrowed under the Term Loan Facility in October 2014
IBOR	Interbank Offered Rate
IPO	The initial public offering of our shares, as further described in our Form 10-K or this Form 10-Q
JELD-WEN	JELD-WEN Holding, Inc., together with its subsidiaries where the context requires, including JWI
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
Mattiovi	Mattiovi Oy
MMI Door	Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIBOR	Norwegian Interbank Offered Rate
NRD	Natural Resource Damage Trustee Council
Onex Partners	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
R&R	Repair and remodel
RSU	Restricted stock units
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Form 10-Q includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI DoorTM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, and True BLUTM. Our trademarks are either registered or have been used as a common law trademark by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, TrendTM, The Perfect FitTM, Aneeta®, Breezway®, KolderTM and Corinthian® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, and Alupan® in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This Form 10-Q contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Form 10-Q appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net revenues	$991,408	$932,475	$2,787,931	$2,693,630
Cost of sales	763,196	726,792	2,145,425	2,124,681
Gross margin	228,212	205,683	642,506	568,949
Selling, general and administrative	142,615	129,818	433,743	395,864
Impairment and restructuring charges	2,262	3,945	4,018	9,045
Operating income	83,335	71,920	204,745	164,040
Interest expense, net	17,200	18,547	61,639	53,725
Other expense (income)	2,893	(7,731)	8,257	(8,960)
Income before taxes, equity earnings and discontinued operations	63,242	61,104	134,849	119,275
Income tax expense (benefit)	13,042	13,477	32,997	(139)
Income from continuing operations, net of tax	50,200	47,627	101,852	119,414
Equity earnings of non-consolidated entities	1,075	1,198	2,629	2,450
Loss from discontinued operations, net of tax	—	(2,741)	—	(2,845)
Net income	$51,275	$46,084	$104,481	$119,019
Convertible preferred stock dividends	—	30,107	10,462	108,215
Net income attributable to common shareholders	$51,275	$15,977	$94,019	$10,804

Weighted average common shares outstanding
Basic	105,064,299	18,001,225	94,718,021	17,965,178
Diluted	108,962,240	84,737,235	98,807,146	21,156,751
Income per share from continuing operations
Basic	$0.49	$1.04	$0.99	$0.76
Diluted	$0.47	$0.57	$0.95	$0.65
Loss per share from discontinued operations
Basic	$—	$(0.15)	$—	$(0.16)
Diluted	$—	$(0.03)	$—	$(0.13)
Net income per share
Basic	$0.49	$0.89	$0.99	$0.60
Diluted	$0.47	$0.54	$0.95	$0.52

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$51,275	$46,084	$104,481	$119,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25,549	3,875	81,180	11,732
Interest rate hedge adjustments, net of tax of $567, $0, $1,453, and $0, respectively	1,837	812	3,942	(11,771)
Defined benefit pension plans, net of tax of $644, $0, $2,424, and $0, respectively	2,252	3,071	6,281	9,236
Total other comprehensive income, net of tax	29,638	7,758	91,403	9,197
Comprehensive income	$80,913	$53,842	$195,884	$128,216

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$219,457	$102,701
Restricted cash	995	751
Accounts receivable, net	529,397	407,170
Inventories	398,541	334,634
Other current assets	31,701	30,104
Total current assets	1,180,091	875,360
Property and equipment, net	725,584	704,651
Deferred tax assets	274,615	283,876
Goodwill	566,126	486,055
Intangible assets, net	159,456	116,590
Other assets	59,405	63,547
Total assets	$2,965,277	$2,530,079
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$264,085	$188,906
Accrued payroll and benefits	139,762	130,668
Accrued expenses and other current liabilities	189,889	173,227
Notes payable and current maturities of long-term debt	16,837	20,031
Total current liabilities	610,573	512,832
Long-term debt	1,234,358	1,600,004
Unfunded pension liability	127,290	126,646
Deferred credits and other liabilities	87,834	74,455
Deferred tax liabilities	20,525	9,186
Total liabilities	2,080,580	2,323,123
Commitments and contingencies (Note 23)
Convertible preferred stock	—	150,957
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 105,194,748 shares outstanding as of September 30, 2017; 904,732,200 shares authorized, par value $0.01 per share, 17,894,393 shares outstanding as of December 31, 2016; 177,221 shares of Class B-1 Common Stock outstanding as of December 31, 2016	1,052	180
Additional paid-in capital	667,669	36,362
Retained earnings	321,755	216,639
Accumulated other comprehensive loss	(105,779)	(197,182)
Total shareholders’ equity	884,697	55,999
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,965,277	$2,530,079

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	September 30, 2017		September 24, 2016
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	17,894,393	$178	17,829,240	$178
Shares issued for exercise/vesting of share-based compensation awards	729,540	8	13,222	—
Shares issued upon conversion of Class B-1 Common Stock	309,404	3	—	—
Shares issued upon conversion of convertible preferred stock to common stock	64,211,172	642	—	—
Shares surrendered for tax obligations for employee share-based transactions	(222,488)	(2)	—	$—
Shares issued in initial public offering	22,272,727	223	—	$—
Balance at period end	105,194,748	1,052	17,842,462	178
Class B-1 Common Stock
Balance as of January 1	177,221	2	68,046	1
Shares issued for exercise of stock options	—	—	58,091	1
Class B-1 Common stock converted to common	(177,221)	(2)	—	—
Balance at period end	—	—	126,137	2
Balance at period end		$1,052		$180
Additional paid-in capital
Balance as of January 1		$37,205		$89,101
Shares issued for exercise/vesting of share-based compensation awards		1,018		1,016
Shares surrendered for tax obligations for employee share-based transactions		(7,237)		—
Conversion of convertible preferred stock		150,901		—
Initial public offering proceeds, net of underwriting fees and commissions		480,306		—
Costs associated with initial public offering		(7,923)		—
Amortization of share-based compensation		14,237		15,753
Balance at period end		668,507		105,870
Director notes
Balance as of January 1		—		(2,068)
Net issuances, payments and accrued interest on notes		—		2,068
Balance at period end		—		—
Employee stock notes
Balance as of January 1		(843)		(1,011)
Net issuances, payments and accrued interest on notes		5		12
Balance at period end		(838)		(999)
Balance at period end		$667,669		$104,871
Retained earnings (accumulated deficit)
Balance as of January 1		$216,639		$(154,949)
Adoption of new accounting standard ASU 2016-09		635		—
Net income		104,481		119,019
Balance at period end		$321,755		$(35,930)
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$(65,949)		$(33,575)
Change during period		81,180		11,732
Balance at end of period		15,231		(21,843)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(13,296)		(10,617)
Change during period		3,942		(11,771)
Balance at end of period		(9,354)		(22,388)
Net actuarial pension (loss) gain
Balance as of January 1		(117,937)		(118,805)
Change during period		6,281		9,236
Balance at end of period		(111,656)		(109,569)
Balance at period end		$(105,779)		$(153,800)
Total shareholders’ equity (deficit) at end of period		$884,697		$(84,679)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016
OPERATING ACTIVITIES
Net income	$104,481	$119,019
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	80,603	77,518
Deferred income taxes	13,171	(25,576)
Loss (gain) on sale of business units, property and equipment	240	(3,124)
Adjustment to carrying value of assets	216	4,176
Equity earnings in non-consolidated entities	(2,629)	(2,450)
Amortization of deferred financing costs	8,437	2,770
Stock-based compensation	15,840	15,754
Other items, net	(1,201)	(1,111)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(75,424)	(153,755)
Inventories	(26,387)	(2,763)
Other assets	(2,700)	(4,014)
Accounts payable and accrued expenses	59,480	83,746
Net cash provided by operating activities	174,127	110,190
INVESTING ACTIVITIES
Purchases of property and equipment	(29,810)	(57,976)
Proceeds from sale of business units, property and equipment	688	5,327
Purchase of intangible assets	(2,579)	(4,500)
Purchases of businesses, net of cash acquired	(123,733)	(84,885)
Cash received on notes receivable	1,967	425
Net cash used in investing activities	(153,467)	(141,609)
FINANCING ACTIVITIES
Distributions paid	—	(23,701)
Borrowings on long-term debt	4,785	15,753
Payments of long-term debt	(389,739)	(12,439)
Payments of notes payable	(155)	(135)
Employee note repayments	26	2,080
Payments of debt issuance costs	(1,144)	—
Common stock issued for exercise of options	1,026	1,016
Payments to tax authority for employee share-based compensation	(7,239)	—
Proceeds from the sale of common stock, net of underwriting fees and commissions	480,306	—
Payments associated with initial public offering	(2,066)	—
Net cash provided by (used in) financing activities	85,800	(17,426)
Effect of foreign currency exchange rates on cash	10,296	631
Net increase (decrease) in cash and cash equivalents	116,756	(48,214)
Cash and cash equivalents, beginning	102,701	113,571
Cash and cash equivalents, ending	$219,457	$65,357

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business – JWH, along with its subsidiaries, is a vertically integrated global manufacturer and distributor of windows and doors that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JWH”, “JELD-WEN”, “we”, “us”, “our”, or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.

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

Basis of Presentation – The consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements, which have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 26 - Revision of Prior Period Financial Statements, but does not include all disclosures required by GAAP. The consolidated balance sheet as of December 31, 2016 and the unaudited consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016 filed as part of our Form 10-K. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016 except for those adopted during fiscal year 2017.

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.

Ownership – On October 3, 2011, we completed a transaction with Onex Partners whereby Onex Partners invested $700.0 million in return for Series A Convertible Preferred Stock. Concurrent with the investment, Onex Partners provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex Partners invested an additional $49.8 million in return for Series A Convertible Preferred Stock of the Company to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex Partners purchased $65.8 million in common stock from another investor. As part of the IPO, Onex Partners sold a total of 6,477,273 shares of our common stock. In May 2017, Onex Partners sold a total of 15,693,139 shares of our common stock. We did not receive any proceeds from the shares of common stock sold by Onex Partners, in either offering. As of September 30, 2017, Onex Partners owned approximately 45% of the Company’s outstanding shares.

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

Consolidated Statements of Cash Flows – Cash flows from continuing and discontinued operations are not separated in the consolidated statements of cash flows. Cash balances associated with our discontinued operations are reflected in our consolidated balance sheet as cash and cash equivalents. See Note 3- Discontinued Operations and Divestitures.

Customer Displays – Customer displays include all costs to manufacture, ship and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 3 to 4 years. Related amortization is included in SG&A expense in the accompanying consolidated statements of operations and was $1.6 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, compared to $1.8 million and $6.3 million for the three and nine months ended September 24, 2016, respectively.

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

Recent Accounting Standards Not Yet Adopted – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods and will be applied retrospectively. Early adoption is permitted in certain circumstances. The adoption of this guidance will impact our operating income but is not expected to have a material impact on our net income, earnings per share, consolidated balance sheets or statements of cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide new guidance to determine when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in an identifiable asset or group of similar identifiable assets. If this threshold is met, the set of transferred assets is not a business. If the threshold is not met, the entity then must evaluate whether the set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU removes the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. Early adoption is permitted in certain circumstances. The amendments should be applied prospectively on or after the effective date. We have reviewed the revised requirements, and do not anticipate that the changes will impact our policies or recent conclusions related to our acquisition activities.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The amendments should be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Topic 230: Restricted Cash, which provided clarification on how restricted cash was to be presented in the cash flow statement. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments will be applied using a retrospective transition method to each period presented. Because we do not have a material amount of restricted cash, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU requires entities to recognize revenue in the way they expect to be entitled for the transfer of promised goods or services to customers. This ASU will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU clarify the implementation guidance on principal versus agent considerations. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU narrow certain aspects of the guidance issued in Update 2014-09. These standards are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which requires us to adopt the standard in fiscal year 2018. Early application in fiscal year 2017 is permitted. The updates permit the use of either the retrospective or cumulative effect transition method. This ASU is effective for us January 1, 2018, and we plan to adopt using the modified retrospective approach. We have completed the initial assessment of the impact of this ASU on our financial statements and disclosures with respect to our material revenue streams, and we have extended the impact assessment to our other revenue streams. Currently, we do not expect the adoption to have a material impact on the timing of the recognition of revenue; however, the adoption of the ASU may impact the amount of revenue recognized with an offsetting increase or decrease in cost of sales. Further, we expect the adoption to materially impact the disclosures in our financial statements with respect to revenue recognition.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2017 that are of significance or potential significance to us.

Note 2. Acquisitions

On August 31, 2017, we acquired all of the issued and outstanding shares of Kolder, a leading provider of shower enclosures, closet systems, and related building products in Australia. Kolder is now part of our Australasia segment. On August 25, 2017, we acquired all of the issued and outstanding shares and membership interests of MMI Door, a leading provider of doors and related value-added services in the Midwest region of the United States. MMI Door is now part of our North America segment. On June 30, 2017, we acquired all of the issued and outstanding shares of Mattiovi, a leading manufacturer of interior doors and door frames in Finland. Mattiovi is now part of our Europe segment. We completed these three acquisitions for total cash consideration of approximately $123.7 million, net of cash acquired.

The fair values of the assets and liabilities acquired are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$23,900	$—	$23,900
Inventories	20,169	854	21,023
Other assets	1,270	(333)	937
Property and equipment	15,450	565	16,015
Identifiable intangible assets	30,430	4,614	35,044
Goodwill	47,754	(3,149)	44,605
Total assets	$138,973	$2,551	$141,524
Accounts payable and accrued liabilities	13,372	(14)	13,358
Other liabilities	1,868	2,565	4,433
Total liabilities	$15,240	$2,551	$17,791
Purchase Price:
Total consideration, net of cash acquired	$123,733	$—	$123,733

Goodwill of $44.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and $30.3 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 16 years. Acquisition-related costs of $0.9 million, for the three and nine months ended September 30, 2017, are included in selling, general and administrative expense in our unaudited consolidated statements of operations. We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate and therefore, have omitted the pro forma disclosures under ASC 805-10-50.

During 2016, we completed two acquisitions for total consideration of approximately $85.9 million, net of cash acquired. The excess purchase price over the fair value of net assets acquired of $16.8 million and $48.0 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents cost savings from reduced overhead and operational expenses by leveraging our manufacturing footprint, supply chain savings and sales synergies and is not expected to be fully tax-deductible. The intangible assets include technology, tradenames, trademarks, software, permits and customer relationships and are being amortized over a weighted average amortization period of 20 years. Acquisition-related costs of $0.4 million and $1.3 million for three and nine months ended September 24, 2016, respectively, were expensed as incurred and are included in selling, general and administrative expense in our unaudited consolidated statements of operations. In 2016, the measurement period adjustment reduced the preliminary allocation of goodwill and deferred tax liabilities by $5.9 million and $2.2 million, respectively, and increased the preliminary allocation of intangible assets and property and equipment by $3.1 million and $1.5 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2017, the measurement period adjustment increased the preliminary allocation of goodwill and deferred tax liabilities by $0.8 million. As of September 30, 2017, the purchase price allocation is considered complete for both acquisitions.

The results of MMI Door, Kolder, Mattiovi, Trend and Breezway are included in our unaudited consolidated financial statements from the date of their acquisition.

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

The results of discontinued operations including the gains on sale of discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net revenues	$—	$2,144	$—	$7,264
Loss before tax and non-controlling interest	—	(2,741)	—	(2,845)
Loss from discontinued operations, net of tax	—	(2,741)	—	(2,845)

Note 4. Accounts Receivable

We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral. As of September 30, 2017 and December 31, 2016, we had an allowance for doubtful accounts of $4.6 million and $3.8 million, respectively.

Note 5. Inventories

Inventories are stated at net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	September 30, 2017	December 31, 2016
Raw materials	$275,431	$233,730
Work in process	38,036	30,202
Finished goods	85,074	70,702
Inventories	$398,541	$334,634

Note 6. Property and Equipment, Net

(amounts in thousands)	September 30, 2017	December 31, 2016
Property and equipment	$1,823,275	$1,712,682
Accumulated depreciation	(1,097,691)	(1,008,031)
Property and equipment, net	$725,584	$704,651

We monitor all property, plant and equipment for any indicators of potential impairment. We recorded impairment charges of $0.2 million during the three and nine months ended September 30, 2017 and $1.0 million and $1.9 million during the three and nine months ended September 24, 2016, respectively.

Build-to-Suit Lease – In November of 2016, the Company entered into a build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina.  The lease commences upon completion of construction which is anticipated to occur in early 2018. In accordance with ASC 840, Leases, for build-to-suit arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or takes some level of construction risk, the Company is considered the accounting owner of the assets and land during the construction period. Accordingly, during construction activities, the Company recorded a Construction in progress asset within Property and equipment and a corresponding liability for contributions by the landlord toward construction. Once the construction is completed, the build-to-suit asset will be depreciated over its estimated useful life and lease payments will be applied as debt service against the liability. As of September 30, 2017, $14.3 million of build-to-suit assets is included in Property and equipment, net, and the corresponding financial obligation of $14.3 million in deferred credits and other long-term liabilities in the accompanying unaudited consolidated balance sheet.

Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Cost of sales	$20,191	$19,095	$58,162	$57,056
Selling, general and administrative	1,788	1,976	5,722	5,700
	$21,979	$21,071	$63,884	$62,756

Note 7. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$187,376	$229,112	$69,567	$486,055
Acquisitions	30,251	8,569	8,934	47,754
Acquisition remeasurements	—	(3,149)	837	(2,312)
Currency translation	474	28,600	5,555	34,629
Balance at end of period	$218,101	$263,132	$84,893	$566,126

Note 8. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows for the periods indicated:

(amounts in thousands)	September 30, 2017	December 31, 2016
Trademarks and trade names	$47,377	$28,709
Software	36,254	24,397
Patents, licenses and rights	40,553	38,217
Customer relationships and agreements	97,697	69,739
Total amortizable intangibles	$221,881	$161,062
Accumulated amortization	(62,425)	(46,972)
	$159,456	$114,090
Indefinite-lived intangibles	—	2,500
	$159,456	$116,590

Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized.

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Amortization expense	$4,007	$2,619	$10,924	$8,440

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 30, 2017	December 31, 2016
Accrued sales and advertising rebates	$67,569	$70,862
Accrued expenses	58,271	44,717
Current portion of warranty liability (Note 10)	17,524	18,240
Accrued claim costs relating to self-insurance programs	12,157	11,965
Current portion of deferred income	13,189	11,644
Current portion of derivative liability (Note 20)	13,884	9,741
Income taxes payable	4,901	4,319
Current portion of restructuring accrual (Note 18)	2,200	1,467
Accrued interest payable	194	272
	$189,889	$173,227

Note 10. Warranty Liability

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

An analysis of our warranty liability is as follows:

(amounts in thousands)	September 30, 2017	September 24, 2016
Balance as of January 1	$45,398	$44,891
Current period expense	12,952	13,243
Liabilities assumed due to acquisition	—	16
Experience adjustments	(29)	(3,399)
Payments	(14,015)	(8,265)
Currency translation	978	462
Balance at end of period	45,284	46,948
Current portion	(17,524)	(16,765)
Long-term portion	$27,760	$30,183

The most significant component of our warranty liability is in the North America segment which totaled $40.6 million at September 30, 2017 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $3.3 million. During the second quarter of 2016, we recorded an out-of-period adjustment which increased our warranty expense and reserve by approximately $2.5 million. The current and long-term portions of the warranty liability are included in accrued expenses and other current liabilities, and deferred credits and other liabilities, respectively, in the accompanying unaudited consolidated balance sheets.

Note 11. Notes Payable and Long-Term Debt

As of September 30, 2017 and December 31, 2016, notes payable consisted of the following amounts which are included in notes payable and current maturities of long-term debt in the accompanying unaudited consolidated balance sheets:

(amounts in thousands)	September 30, 2017 Interest Rate	September 30, 2017	December 31, 2016
Variable rate industrial revenue bonds	0.87%	$50	$205

As of September 30, 2017 and December 31, 2016, our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	September 30, 2017 Effective Interest Rate	September 30, 2017	December 31, 2016
Revolving credit facility	-	$—	$742
Term loan, net of original discount of $6,201 and $8,086, respectively	4.33%	1,221,162	1,603,551
Mortgage notes	1.15%	33,048	29,505
Installment notes	2.15% - 6.38%	11,273	5,880
Installment notes for stock	3.00% - 4.25%	2,017	3,260
Unamortized debt issuance costs		(16,355)	(23,108)
		1,251,145	1,619,830
Current maturities of long-term debt		(16,787)	(19,826)
Long-term debt		$1,234,358	$1,600,004

Subsequent to our IPO, we prepaid $375.0 million of outstanding principal under our Term Loan Facility. As a result of this prepayment, we recorded interest expense due to the write-off of a portion of the unamortized debt issuance costs of approximately $6.1 million and a portion of the original issue discount of approximately $0.9 million associated with the Term Loan Facility.

On March 7, 2017, we amended our Term Loan Facility to reduce the interest rate applicable to the term loans outstanding under the credit agreement. Pursuant to the amendment, certain lenders under the credit agreement converted their 2016 Term Loans into Amended Term Loans in an aggregate amount, along with additional Amended Term Loans advanced by a replacement lender, of approximately $1.237 billion. The proceeds of the Amended Term Loans advanced by the replacement lender were used to prepay in full all of the 2016 Term Loans that were not converted into Amended Term Loans. Under the amendment, the rate at which Amended Term Loans bear interest is LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, depending on our net leverage ratio. In addition, the amendment removes the cap on the amount of cash used in the calculation of net debt. We incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets. Furthermore, the amendment requires that 0.25% (or $3.1 million) of the aggregate principal amount of the Amended Term Loans be repaid quarterly prior to the final maturity date, resulting in an outstanding principal balance, net of original discount, of $1,221.2 million on September 30, 2017.

The Amended Term Loans are secured by the same collateral and guaranteed by the same guarantors as the 2016 Term Loans. The other terms of the Amended Term Loans are also generally the same as the terms of the 2016 Term Loans including maturity and payment terms.

At September 30, 2017, we had combined borrowing availability of $299.3 million under our revolving facilities. As of September 30, 2017 and December 31, 2016, we were in compliance with the terms of all of our Credit Facilities.

Note 12. Income Taxes

The effective income tax rate for continuing operations was 20.6% and 24.5% for the three and nine months ended September 30, 2017, respectively compared to 22.1% and (0.1)% for the three and nine months ended September 24, 2016, respectively. In accordance with ASC 740-270, we recorded tax expense of $13.0 million and $33.0 million from continuing operations in the three and nine months ended September 30, 2017, respectively, compared to a tax expense of $13.5 million and benefit of $0.1 million for the corresponding periods ended September 24, 2016, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities which are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit related to discrete items included in the tax provision for continuing operations for the three and nine months ended September 30, 2017 was $2.7 million and $4.0 million, respectively, compared to a tax expense of $0.7 million and tax benefit of $24.1 million for the three and nine months ended September 24, 2016, respectively. The discrete amounts for the three and nine months ended September 30, 2017 were comprised primarily of $2.7 million of tax benefit attributable to the tax effect of deductions in excess of share-based compensation cost, and $1.9 million of tax benefit attributable to Latvia tax reform, offset by tax expense of $1.5 million attributable to current period interest expense on uncertain tax positions and return-to-provision adjustments for certain foreign subsidiaries. The discrete expense amounts for the three months ended September 24, 2016 were comprised primarily of tax expense of $1.8 million attributable to current period interest expense on uncertain tax positions, return-to-provision adjustments for certain foreign subsidiaries and withholding tax on dividends, offset by $1.1 million attributed to change in valuation allowance. The discrete benefit amounts for the nine months ended September 24, 2016 were comprised of a net release of our valuation allowance of $26.3 million for our UK subsidiary offset by current period interest expense on uncertain tax positions and return-to-provision adjustments for certain foreign subsidiaries.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $12.7 million and $11.6 million as of September 30, 2017 and December 31, 2016, respectively.

Note 13. Segment Information

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available and the information presented to the CODM. Management reviews net revenues and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), as adjusted for the following items: income (loss) from discontinued operations, net of tax; gain (loss) on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax expense (benefit); depreciation and intangible amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

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

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 30, 2017
Total net revenues	$572,481	$265,372	$156,141	$993,994	$—	$993,994
Elimination of intersegment net revenues	(520)	(255)	(1,811)	(2,586)	—	(2,586)
Net revenues from external customers	$571,961	$265,117	$154,330	$991,408	$—	$991,408
Impairment and restructuring charges	911	1,395	(49)	2,257	5	2,262
Adjusted EBITDA	82,494	33,375	22,901	138,770	(10,554)	128,216
Three Months Ended September 24, 2016
Total net revenues	$552,865	$246,933	$135,780	$935,578	$—	$935,578
Elimination of intersegment net revenues	(640)	(58)	(2,405)	(3,103)	—	(3,103)
Net revenues from external customers	$552,225	$246,875	$133,375	$932,475	$—	$932,475
Impairment and restructuring charges	784	2,650	240	3,674	271	3,945
Adjusted EBITDA	78,706	31,431	17,839	127,976	(9,970)	118,006

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 30, 2017
Total net revenues	$1,609,291	$767,466	$421,173	$2,797,930	$—	$2,797,930
Elimination of intersegment net revenues	(1,548)	(1,138)	(7,313)	(9,999)	—	(9,999)
Net revenues from external customers	$1,607,743	$766,328	$413,860	$2,787,931	$—	$2,787,931
Impairment and restructuring charges	1,246	2,719	(49)	3,916	102	4,018
Adjusted EBITDA	212,502	97,645	53,485	363,632	(29,127)	334,505
Nine Months Ended September 24, 2016
Total net revenues	$1,581,686	$752,953	$367,796	$2,702,435	$—	$2,702,435
Elimination of intersegment net revenues	(1,801)	(754)	(6,250)	(8,805)	—	(8,805)
Net revenues from external customers	$1,579,885	$752,199	$361,546	$2,693,630	$—	$2,693,630
Impairment and restructuring charges	3,334	4,531	409	8,274	771	9,045
Adjusted EBITDA	186,191	90,417	40,997	317,605	(25,696)	291,909

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$51,275	$46,084	$104,481	$119,019
Loss from discontinued operations, net of tax	—	2,741	—	2,845
Equity earnings of non-consolidated entities	(1,075)	(1,198)	(2,629)	(2,450)
Income tax expense (benefit)	13,042	13,477	32,997	(139)
Depreciation and intangible amortization	27,551	25,469	80,603	77,518
Interest expense, net (a)	17,200	18,547	61,639	53,725
Impairment and restructuring charges (b)	2,262	3,944	4,019	12,122
(Gain) loss on sale of property and equipment	(105)	73	(182)	(3,270)
Stock-based compensation expense	5,057	5,137	15,840	15,754
Non-cash foreign exchange transaction/translation (income) loss	(1,805)	401	5,309	7,168
Other non-cash items (c)	549	60	534	3,087
Other items (d)	14,261	3,270	31,602	6,519
Costs relating to debt restructuring and debt refinancing (e)	4	1	292	11
Adjusted EBITDA	$128,216	$118,006	$334,505	$291,909

(a)
Interest expense for the nine months ended September 30, 2017 includes $7,002 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges, in the nine months ended September 24, 2016, include charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations. See Note 18- Impairment and Restructuring Charges included elsewhere in this Form 10-Q.

(c)
Other non-cash items include; (i) in the three and nine months ended September 30, 2017, (1) charges of $439 for Mattiovi PPA inventory valuation adjustment; and (ii) in the nine months ended September 24, 2016, (1) $2,550 out-of-period charge for European warranty liability adjustment, and (2) charges of $357 for Trend PPA inventory valuation adjustment.

(d)
Other items not core to business activity include: (i) in the three months ended September 30, 2017, (1) $9,144 in legal costs, (2) $2,720 in realized loss on hedges (3) $1,358 in acquisition costs and (4) $281 in secondary offering costs; (ii) in the three months ended September 24, 2016, (1) $2,098 professional fees related to the IPO process, (2) $509 in acquisition costs and (3) $215 in legal costs associated with disposal of non-core properties in Europe; (iii) in the nine months ended September 30, 2017, (1) $24,907 in legal costs, (2)$2,720 in realized loss on hedges, (3) $1,432 in acquisition costs, (4) $1,307 secondary offering costs, (5) $811 in legal entity consolidation costs, (6) $348 in IPO costs and (7) $(2,247) gain on settlement of contract escrow; (iv) in the nine months ended September 24, 2016, (1) $2,449 of professional fees related to IPO process, (2) $1,542 in acquisition costs, (3) $350 in Dooria plant closure costs, (4) $253 related to a legal settlement accrual for CMI, and (5) $218 in legal costs associated with disposal of non-core properties in Europe.

(e)	Includes non-recurring fees and expenses related to professional advisors retained in connection with the refinancing of our debt obligations.

Note 14. Series A Convertible Preferred Shares

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

Note 15. Capital Stock

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

Common Stock - As of December 31, 2016, we were governed by our pre-IPO charter, which provided the authority to issue 22,810,000 shares of common stock, with a par value of $0.01 per share, of which 22,379,800 shares were designated common stock and 430,200 shares were designated as Class B-1 Common Stock. On January 3, 2017, our pre-IPO charter was amended authorizing us to issue 904,732,200 shares of common stock, with a par value of $0.01 per share, of which 900,000,000 shares were designated common stock and 4,732,200 shares were designated as Class B-1 Common Stock. Each share of common stock (whether common stock or Class B-1 Common Stock) had the same rights, privileges, interest and attributes and was subject to the same limitations as every other share treating the Class B-1 Common Stock on an as-converted basis. Each share of Class B-1 Common Stock was convertible at the option of the holder into shares of common stock at the same ratio on the date of conversion as a share of Series A-1 Stock would have been convertible on such date of conversion, assuming that no cash dividends had been paid on the Series A-1 Stock (or its predecessor security) since the date of initial issuance. Immediately prior to the closing of our IPO, all of the outstanding shares of Class B-1 Common Stock were converted into 309,404 shares of common stock.

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 30, 2017 and December 31, 2016 with a total original issuance value of $12.4 million.

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

Note 16. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Series A Stock, common stock options, Class B-1 Common Stock options, and unvested Common Restricted Stock Units are considered to be common stock equivalents included in the calculation of diluted net income (loss) per share.

The basic and diluted income (loss) per share calculations for the three and nine months ended September 30, 2017 and September 24, 2016 are presented below (in thousands, except share and per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Earnings (loss) per share basic:
Income from continuing operations	$50,200	$47,627	$101,852	$119,414
Equity earnings of non-consolidated entities	1,075	1,198	2,629	2,450
Income from continuing operations and equity earnings of non- consolidated entities	51,275	48,825	104,481	121,864
Undeclared Series A Convertible Preferred Stock dividends	—	(30,107)	(10,462)	(84,514)
Deemed Dividend on Series A Convertible Preferred Stock from Settlement Agreement	—	—	—	(23,701)
Income attributable to common shareholders from continuing operations	51,275	18,718	94,019	13,649
Loss from discontinued operations, net of tax	—	(2,741)	—	(2,845)
Net income attributable to common shareholders - basic	$51,275	$15,977	$94,019	$10,804

Weighted average outstanding shares of common stock basic	105,064,299	18,001,225	94,718,021	17,965,178
Basic income (loss) per share
Income from continuing operations	$0.49	$1.04	$0.99	$0.76
Loss from discontinued operations	$—	$(0.15)	$—	$(0.16)
Net income per share	$0.49	$0.89	$0.99	$0.60

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Earnings (loss) per share diluted:
Net income attributable to common shareholders - basic	$51,275	$15,977	$94,019	$10,804
Undeclared Series A Convertible Preferred Stock dividends	—	30,107	—	—
Net income attributable to common shareholders - diluted	$51,275	$46,084	$94,019	$10,804

Weighted average outstanding shares of common stock basic	105,064,299	18,001,225	94,718,021	17,965,178
Dilutive convertible preferred stock	—	63,079,148	—	—
Restricted stock units and options to purchase common stock	3,897,941	3,656,862	4,089,125	3,191,573
Weighted average outstanding shares of common stock diluted	108,962,240	84,737,235	98,807,146	21,156,751
Dilutive income (loss) per share
Income from continuing operations	$0.47	$0.57	$0.95	$0.65
Loss from discontinued operations	$—	$(0.03)	$—	$(0.13)
Net income per share	$0.47	$0.54	$0.95	$0.52

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

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Series A Convertible Preferred Stock	—	—	—	43,719,775
Common Stock options	596,916	708,411	587,893	1,057,661

Note 17. Stock Compensation

Prior to the IPO, our Amended and Restated Stock Incentive Plan, the “Stock Incentive Plan”, allowed us to offer common options, B-1 common options and common RSUs for the benefit of our employees, affiliate employees and key non-employees. Under the Stock Incentive Plan, we could award up to an aggregate of 2,761,000 common shares and 4,732,200 B-1 common shares. The Stock Incentive Plan provided for accelerated vesting of awards upon the occurrence of certain events. Through December 31, 2016, we issued 5,156,976 options and 385,220 RSUs under the Stock Incentive Plan.

In connection with our IPO, the Board adopted and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, the “Omnibus Equity Plan”. Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock. Under the Omnibus Equity Plan, awards may be granted in the form of options, RSUs, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).

	Nine Months Ended
	September 30, 2017		September 24, 2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	505,122	$27.78	367,400	$37.13
Options canceled	162,937	13.79	278,784	16.90
Options exercised	1,020,779	12.84	97,526	18.48

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	23,245	$31.22	—	$—
RSUs granted - employee	339,097	28.66	27,500	28.14

Our stock-based compensation expense was $5.1 million and $15.8 million for the three and nine months ended September 30, 2017, respectively and $5.1 million and $15.8 million in the corresponding periods ended September 24, 2016. As of September 30, 2017, there was $28.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Note 18. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations.

In the third quarter of 2017, we incurred impairment and restructuring costs of $2.3 million, primarily related to administrative restructuring in the U.S. and ongoing restructuring costs in our Europe segment. In the third quarter of 2016, we incurred impairment and restructuring costs of $3.9 million, including $1.0 million impairment on a held-for-sale building in Europe and ongoing personnel restructuring, primarily in Europe.

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

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Impairments	$216	$1,041	$216	$1,936
Restructuring charges, net of fair value adjustment gains	2,046	2,904	3,802	7,109
Total impairment and restructuring charges	$2,262	$3,945	$4,018	$9,045

Short-term restructuring accruals are recorded in accrued expenses and totaled $2.2 million and $1.5 million as of September 30, 2017 and December 31, 2016, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $2.9 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
September 30, 2017
Severance and sales restructuring costs	$836	$3,136	$(1,778)	$2,194
Disposal of property and equipment	—	147	(147)	—
Lease obligations and other	4,183	519	(1,805)	2,897
	$5,019	$3,802	$(3,730)	$5,091
September 24, 2016
Severance and sales restructuring costs	$5,424	$6,012	$(9,233)	$2,203
Disposal of property and equipment	—	(71)	71	—
Lease obligations and other	3,083	1,168	(1,587)	2,664
	$8,507	$7,109	$(10,749)	$4,867

Note 19. Other (Income) Expense

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Foreign currency losses	$5,148	$1,051	$13,897	$5,942
Legal settlement income	(1,301)	(8,186)	(1,332)	(9,646)
(Gain) loss on sale of property and equipment	(13)	162	93	(3,054)
Settlement of Contract Escrow	—	—	(2,247)	—
Other items	(941)	(758)	(2,154)	(2,202)
	$2,893	$(7,731)	$8,257	$(8,960)

In July 2016, we entered into a confidential settlement agreement on a commercial matter in our North America segment that originated in 2011, pursuant to which we received $8.4 million. We recorded the gain associated with this settlement in other income in the accompanying unaudited consolidated statements of operations.

Note 20. Derivative Financial Instruments

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

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In order to mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $103.3 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $75.8 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $146.7 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (expense) income. We recorded mark-to-market losses of $0.3 million and $12.1 million, in the three and nine months ended September 30, 2017, respectively and $0.7 million and $9.2 million in the corresponding periods ended September 24, 2016.

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

The cumulative pre-tax mark-to-market loss of $7.5 million relating to these interest rate contracts was recorded in consolidated other comprehensive income (loss) at September 30, 2017 as no portion was deemed ineffective. We recorded $2.1 million and $7.2 million of interest expense deriving from the interest rate swaps that were in effect during the three and nine months ended September 30, 2017, respectively, and $1.3 million and $2.6 million in the corresponding periods ended September 24, 2016.

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

The fair values of derivative instruments held as of September 30, 2017 and December 31, 2016 are as follows:

	Asset derivatives
(amounts in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,996	$6,309

	Liability derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$5,409	$9,050
	Deferred credits and other liabilities	$2,123	$3,878
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8,475	$691

Note 21. Fair Value Measurements

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair values of these instruments were as follows:

	September 30, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$72,928	$—	$72,928
Derivative assets, recorded in other current assets	—	1,996	—	1,996
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(16,006)	—	(16,006)
Total	$—	$58,918	$—	$58,918

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$6,059	$—	$6,059
Derivative assets, recorded in other current assets	—	6,309	—	6,309
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(13,619)	—	(13,619)
Total	$—	$(1,251)	$—	$(1,251)

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

There were no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of September 30, 2017. The non-financial assets that are measured at fair value on a non-recurring basis as of December 31, 2016 are presented below.

	December 31, 2016
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$1,445	$1,445	$1,602
Total	$—	$—	$1,445	$1,445	$1,602

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 22. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of September 30, 2017 and December 31, 2016 due to their short-term nature, variable interest rates and mark to market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both September 30, 2017 and December 31, 2016. The fair value of our debt is estimated using quoted market prices when available. When quoted marked prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. Long-term debt indicated a fair value of $13.0 million and $22.0 million higher than the gross recorded value as of September 30, 2017 and December 31, 2016, respectively.

Note 23. Commitments and Contingencies

Litigation – We are involved in various legal proceedings encountered in the normal course of business and accrue for loss amounts on legal matters when it is probable a liability has been incurred and the amount of liability can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Other than as described below, as of September 30, 2017, there are no current proceedings or litigation matters involving the Company or its property that we believe could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Steves and Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves, filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division. The complaint alleges that our acquisition of CMI, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract and breach of warranty. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

Steves’ expert witnesses have opined that the damages suffered by Steves range from $36 million to $60 million, a portion of which Steves asserts is subject to trebling in the event Steves prevails on its antitrust claims. Steves also seeks recovery of its attorneys’ fees incurred in pursuing its claims, which amounts have not yet been quantified. We believe Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We are defending vigorously against this action.

Management does not believe that a loss in this matter is probable and, therefore, has not accrued a reserve for this loss contingency. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and therefore it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows. We have filed a motion for summary judgment on several grounds, seeking dismissal of certain of Steves’ claims. A hearing on that motion is scheduled to occur on November 16, 2017. Trial of this matter is set to begin on January 8, 2018.

During the course of the proceedings, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously.

ESOP - The JELD-WEN ESOP Plan, Administrative Committee, and individual trustees were sued by three separate groups of former employees and members of the ESOP for alleged violations relating to the management and distribution of the ESOP funds. These matters were pled as class actions and none of the cases were certified. In January 2015, we executed settlement agreements with applicable parties resulting in our recording $5.0 million in settlement expense in September 2015. Pursuant to the agreements, we accrued a $15.7 million liability to the plaintiffs in other accrued expenses and a $10.7 million insurance receivable in accounts receivable. In June 2015, we paid all settlement funds into an escrow account. On October 19, 2015, the court provided final approval of the settlement in all respects. We received $10.7 million from insurance carriers on December 1, 2016. All settlement funds have now been credited to claimant’s respective accounts.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 30, 2017 and December 31, 2016, our accrued liability for self-insured risks was $72.0 million and $71.3 million, respectively.

Indemnifications – At September 30, 2017, we had commitments related to certain representations made on contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.

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

(amounts in thousands)	September 30, 2017	December 31, 2016
Self-insurance workers’ compensation	$21,072	$18,514
Liability and other insurance	12,900	15,884
Environmental	14,452	14,086
Other	11,023	14,070
	$59,447	$62,554

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and present laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both September 30, 2017 and December 31, 2016. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets and totaled $0.1 million and $0.0 million at September 30, 2017 and December 31, 2016, respectively.

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

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In September 2015, we entered into a settlement agreement under which we will pay $1.2 million to settle the claim. Of the $1.2 million, the prior insurance carrier for the site has agreed to fund $1.0 million of the settlement. All amounts related to the settlement are fully accrued, and we do not expect to incur any further significant loss related to the settlement of this matter.

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

Other Commitments and Contingencies – In October 2017, in conjunction with a pending contract, we entered into bank guarantees of approximately €28.9 million and collateralized those guarantees with cash.

In October 2017, we signed a definitive agreement to acquire Domoferm from holding company Domoferm International GmbH. We expect the transaction to close in mid to late first quarter of 2018, subject to customary closing conditions, at which point the full purchase price will be due.

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan

Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.

Beginning in 2017, the Company moved from utilizing a weighted average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot yield rate curve to estimate the pension benefit obligation and net periodic benefits costs. The change in estimate provides a more accurate measurement of service and interest cost by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs from the nine months ended September 30, 2017.

The components of net periodic benefit cost are summarized as follows:

(amounts in thousands)	Three Months Ended		Nine Months Ended
Components of pension benefit expense - U.S. benefit plan	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Service cost	$825	$800	$2,475	$2,400
Interest cost	3,350	4,100	10,050	12,300
Expected return on plan assets	(4,525)	(5,050)	(13,575)	(15,150)
Amortization of net actuarial pension loss	3,000	3,075	9,000	9,225
Pension benefit expense	$2,650	$2,925	$7,950	$8,775

There were no required contributions to our U.S. defined benefit pension plan, or “the Plan” during the three and nine months ended September 30, 2017 and September 24, 2016, and we did not make any voluntary contributions in either period. The Plan currently exceeds the Pension Protection Act of 2006 guidelines and expects to be in excess of the guidelines for the remainder of 2017.

Note 25. Supplemental Cash Flow Information

(amounts in thousands)	Nine Months Ended
	September 30, 2017	September 24, 2016
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$10,318	$2,576
Property and equipment purchased for debt	204	481
Customer accounts receivable converted to notes receivable	229	794
Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$2,662	$2,954
Costs associated with initial public offering formerly capitalized in prepaid expenses	5,857	—

Note 26. Revision of Prior Period Financial Statements

Correction of Immaterial Misclassification – During the three months ended September 30, 2017, we identified and corrected errors related to the allocation of certain expenses between cost of sales and selling, general and administrative that were previously reported in our quarterly and annual periods for the year ended December 31, 2014, December 31, 2015, December 31, 2016 as well as the quarterly and year to date periods ended March 26, 2016, June 25, 2016, September 24, 2016, April 1, 2017 and July 1, 2017.

Correction of Immaterial Errors – In March 2017, we reported that we corrected errors related to the tax treatment of our share-based compensation expense and the inter-quarter allocation of a tax benefit associated with the release of a valuation allowance in a foreign jurisdiction that were reported for the year ended December 31, 2016, and the timing of other previously recorded immaterial out-of-period adjustments.

In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270, Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded that the effects of these errors and the other accumulated misstatements were not material individually or in the aggregate to our previously reported quarterly or annual periods for the year ended December 31, 2014, December 31, 2015, December 31, 2016 or the quarterly and year to date periods ended March 26, 2016, June 25, 2016, September 24, 2016, April 1, 2017 and July 1, 2017. As such, we will correct the applicable prior periods as such financial information is included in future filings with the SEC. The prior period financial statements included in this filing have been revised to reflect the correction of these errors and the other accumulated misstatements.

The following tables reflect the effects of correcting the immaterial misclassification errors identified above for the twelve month periods ended December 31, 2014 December 31, 2015 three month periods ended March 26, 2016, June 25, 2016, April 1, 2017 and July 1, 2017.

	Twelve months ended
	December 31, 2014
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,919,864	$6,113	$2,925,977
Gross margin	587,342	(6,113)	581,229
Selling, general and administrative	488,477	(6,113)	482,364
Operating income	60,477	—	60,477

	Twelve months ended
	December 31, 2015
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,715,125	$6,216	$2,721,341
Gross margin	665,935	(6,216)	659,719
Selling, general and administrative	512,126	(6,216)	505,910
Operating income	132,467	—	132,467

	Three months ended
	March 26, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$638,424	$1,766	$640,190
Gross margin	158,123	(1,766)	156,357
Selling, general and administrative	131,992	(1,766)	130,226
Operating income	23,150	—	23,150

	Three months ended
	June 25, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$752,457	$5,242	$757,699
Gross margin	212,151	(5,242)	206,909
Selling, general and administrative	141,062	(5,242)	135,820
Operating income	68,970	—	68,970

	Three months ended
	April 1, 2017
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$661,816	$3,552	$665,368
Gross margin	185,971	(3,552)	182,419
Selling, general and administrative	147,079	(3,552)	143,527
Operating income	37,690	—	37,690

	Three months ended
	July 1, 2017
(amounts in thousands, except per share data)	As Reported	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$712,998	$3,863	$716,861
Gross margin	235,738	(3,863)	231,875
Selling, general and administrative	151,464	(3,863)	147,601
Operating income	83,720	—	83,720

The tables below reflect the effects of correcting for the three and nine month periods ended September 24, 2016, and the three and twelve month periods ended December 31, 2016:

•Correction of immaterial errors including other accumulated misstatements previously disclosed in our
Form 10-Q for the period ending April 1, 2017, and;

•Correction of immaterial misclassification errors discussed above.

	Three months ended
	September 24, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$721,887	$(186)	$5,091	$726,792
Gross margin	210,588	186	(5,091)	205,683
Selling, general and administrative	135,910	(1,001)	(5,091)	129,818
Operating income	70,733	1,187	—	71,920
Income before taxes, equity earnings and discontinued operations	59,917	1,187	—	61,104
Income tax expense (benefit)	14,358	(881)	—	13,477
Income from continuing operations, net of tax	45,559	2,068	—	47,627
Net income	44,016	2,068	—	46,084
Net income attributable to common shareholders	13,909	2,068	—	15,977

Weighted Average Common Shares *
Basic	18,001,225			18,001,225
Diluted	84,737,235			84,737,235
Earnings per share from continuing operations:
Basic	$0.92	$0.12	$—	$1.04
Diluted	$0.55	$0.02	$—	$0.57
Net earnings per share:
Basic	$0.77	$0.12	$—	$0.89
Diluted	$0.52	$0.02	$—	$0.54
* Adjusted for 11 for 1 stock split

	Nine months ended
	September 24, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,112,185	$397	$12,099	$2,124,681
Gross margin	581,445	(397)	(12,099)	568,949
Selling, general and administrative	408,360	(397)	(12,099)	395,864
Operating income	164,040	—		164,040
Income tax (benefit) expense	(5,633)	5,494	—	(139)
Income from continuing operations, net of tax	124,908	(5,494)	—	119,414
Net income	124,513	(5,494)	—	119,019
Net income attributable to common shareholders	16,298	(5,494)	—	10,804

Weighted Average Common Shares *
Basic	17,965,178			17,965,178
Diluted	21,156,751			21,156,751
Earnings per share from continuing operations:
Basic	$1.07	$(0.31)	$—	$0.76
Diluted	$0.90	$(0.25)	$—	$0.65
Net earnings per share:
Basic	$0.91	$(0.31)	$—	$0.60
Diluted	$0.77	$(0.25)	$—	$0.52
* Adjusted for 11 for 1 stock split

	Three months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$754,620	$8	$8,460	$763,088
Gross margin	218,549	(8)	(8,460)	210,081
Selling, general and administrative	181,047	1,647	(8,460)	174,234
Operating income	32,700	(1,655)	—	31,045
Income before taxes, equity earnings and discontinued operations	12,700	(1,655)	—	11,045
Income tax benefit	(219,963)	(20,699)	—	(240,662)
Income from continuing operations, net of tax	232,663	19,044	—	251,707
Equity earnings on non-consolidated entities	814	527	—	1,341
Net income	232,998	19,571	—	252,569
Net loss attributable to common shareholders	(93,243)	19,571	—	(73,672)

Weighted Average Common Shares *
Basic and diluted	18,086,012			18,086,012
Diluted	18,086,012			18,086,012
Loss per share from continuing operations:
Basic and diluted	$(5.13)	$1.08	$—	$(4.05)
Diluted	$(5.13)	1.08		$(4.05)
Net loss per share:
Basic and diluted	$(5.16)	$1.08	$—	$(4.08)
Diluted	$(5.16)	$1.08		$(4.08)
* Adjusted for 11 for 1 stock split

	Twelve months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,866,805	$405	$20,559	$2,887,769
Gross margin	799,994	(405)	(20,559)	779,030
Selling, general and administrative	589,407	1,250	(20,559)	570,098
Operating income	196,740	(1,655)	—	195,085
Income before taxes, equity earnings and discontinued operations	131,975	(1,655)	—	130,320
Income tax benefit	(225,596)	(15,205)	—	(240,801)
Income from continuing operations, net of tax	357,571	13,550	—	371,121
Equity earnings on non-consolidated entities	3,264	527	—	3,791
Net income	357,511	14,077	—	371,588
Net loss attributable to common shareholders	(39,136)	14,077	—	(25,059)

Weighted Average Common Shares *
Basic and diluted	17,992,879			17,992,879
Diluted	17,992,879			17,992,879
Loss per share from continuing operations:
Basic and diluted	$(1.99)	$0.78	$—	$(1.21)
Diluted	$(1.99)	$0.78	$—	$(1.21)
Net loss per share:
Basic and diluted	$(2.17)	$0.78	$—	$(1.39)
Diluted	$(2.17)	$0.78	$—	$(1.39)
* Adjusted for 11 for 1 stock split

Consolidated Statement of Cash Flow

The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 13 - Segment Information, Adjusted EBITDA

	Nine months ended
	September 24, 2016
(dollars in thousands)	As Reported	Correction of Errors	As Revised
Net income	$124,513	$(5,494)	$119,019
Income tax (benefit) expense	(5,633)	5,494	(139)
Share-based compensation expense	14,944	810	15,754
Adjusted EBITDA	291,099	810	291,909

Segment Information: Adjusted EBITDA

	Nine months ended
	September 24, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$185,692	$90,417	$40,246	$316,355	$(25,256)	$291,099
Correction of Errors	499	—	751	1,250	(440)	810
As Revised	$186,191	$90,417	$40,997	$317,605	$(25,696)	$291,909

Note 27. Subsequent Events

In October 2017, we signed a definitive agreement to acquire Domoferm from holding company Domoferm International GmbH. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets. Domoferm is based in Gänserndorf, Austria, with four manufacturing sites in Austria, Germany, and the Czech Republic. We expect the transaction to close in mid to late first quarter of 2018, subject to customary closing conditions.

In October 2017, pursuant to the terms of the acquisition agreement, we reached an agreement with the sellers of Mattiovi on a working capital adjustment, which increased the purchase price by an immaterial amount.

In November 2017, we exercised an option to purchase the facilities associated with Kolder’s operations for approximately AUD $9 million.

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

We operate 125 manufacturing facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.

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

Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 13- Segment Information of our unaudited financial statements included elsewhere in this Form 10-Q.

Acquisitions

In June 2017, we acquired Mattiovi, headquartered in Finland. Mattiovi is a leading manufacturer of interior doors and door frames in Finland and is part of our Europe segment. The acquisition enhances our market position in the Nordic region, increases our product offering, and also provides us with additional door frame capacity to support growth in the region.

In August 2017, we acquired MMI Door, headquartered in Sterling Heights, Michigan. MMI Door is a leading provider of doors and related value-added services in the Midwest region of the United States and is part of our North America segment. The acquisition complements our North America door business and allows us to improve service offerings and lead times to our channel partners.

In August 2017, we also acquired the Kolder Group, headquartered in Smithfield, Australia. Kolder is a leading Australian provider of shower enclosures, closet systems, and related building products, with leading positions in both the commercial and residential markets. Kolder is part of our Australasia segment. The acquisition significantly enhances our existing Australian capabilities in glass shower enclosures and built-in closet systems, and supports our strategy to build leadership positions in attractive markets.

We paid an aggregate of approximately $123.7 million in cash (net of cash acquired) for the 2017 acquisitions of Mattiovi, MMI Door and Kolder.

In February 2016, we acquired Trend, headquartered in Sydney, Australia. Trend is a leading manufacturer of doors and windows in Australia and is now part of our Australasia segment. The acquisition of Trend strengthened our market position in the Australian window market and expanded our product portfolio with new and innovative window designs. In August 2016, we acquired the shares of Arcpac Building Products Limited, which includes its primary operating subsidiary Breezway, headquartered in Brisbane, Australia. Breezway is a manufacturer of louver window systems for the residential and commercial window markets. Breezway’s primary sales market is Australia and it also maintains a presence in Malaysia and Hawaii. The acquisition of

Breezway is expected to strengthen our position in the Australian window market and expand our product portfolio with new and innovative window designs as well as other complementary products. We paid an aggregate of approximately $85.9 million in cash (net of cash acquired) for the 2016 acquisitions of Trend and Breezway.

In October 2017, we signed a definitive agreement to acquire Domoferm from holding company Domoferm International GmbH. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets. Domoferm is based in Gänserndorf, Austria, with four manufacturing sites in Austria, Germany, and the Czech Republic. We expect the transaction to close in mid to late first quarter of 2018, subject to customary closing conditions. Upon closing of the transaction, we expect the acquisition to add approximately €110 million in annualized revenue and to be accretive to EPS in 2018, excluding the impact of purchase accounting.

For additional information on acquisition activity, see Note 2 - Acquisitions.

Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. All percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results for the three and nine months ended September 24, 2016 have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 26 - Revision of Prior Period Financial Statements.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 24, 2016

	Three Months Ended
	September 30, 2017		September 24, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$991,408	100.0%	$932,475	100.0%
Cost of sales	763,196	77.0%	726,792	77.9%
Gross margin	228,212	23.0%	205,683	22.1%
Selling, general and administrative	142,615	14.4%	129,818	13.9%
Impairment and restructuring charges	2,262	0.2%	3,945	0.4%
Operating income	83,335	8.4%	71,920	7.7%
Interest expense, net	17,200	1.7%	18,547	2.0%
Other expense (income)	2,893	0.3%	(7,731)	(0.8)%
Income before taxes, equity earnings and discontinued operations	63,242	6.4%	61,104	6.6%
Income tax expense	13,042	1.3%	13,477	1.4%
Income from continuing operations, net of tax	50,200	5.1%	47,627	5.1%
Equity earnings of non-consolidated entities	1,075	0.1%	1,198	(0.3)%
Loss from discontinued operations, net of tax	—	—%	(2,741)	0.1%
Net income	$51,275	5.2%	$46,084	4.9%

Consolidated Results

Net Revenues – Net revenues increased $58.9 million, or 6.3%, to $991.4 million in the three months ended September 30, 2017 from $932.5 million in the three months ended September 24, 2016. The increase in net revenues was primarily due to a 3% increase associated with the recent acquisitions, an increase in core revenues of 2%, and a 2% increase due to a favorable foreign exchange impact. Core net revenues for the quarter increased in all three reporting segments.

Gross Margin – Gross margin increased $22.5 million, or 11.0%, to $228.2 million in the three months ended September 30, 2017 from $205.7 million in the three months ended September 24, 2016. Gross margin as a percentage of net revenues was 23.0% in the three months ended September 30, 2017 and 22.1% in the three months ended September 24, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost saving initiatives, the absence of a $7.4 million charge to material costs in the current period and the contribution from recent acquisitions, partially offset by operational inefficiencies in our North American windows business and certain regions of our European business.

SG&A Expense – SG&A expense increased $12.8 million, or 9.9%, to $142.6 million in the three months ended September 30, 2017 from $129.8 million in the three months ended September 24, 2016. SG&A expense as a percentage of net revenues was 14.4% for the three months ended September 30, 2017 and 13.9% for the three months ended September 24, 2016. The increase in SG&A expense and SG&A expense percentage was primarily due to increased professional fees and unfavorable foreign exchange impact as well as SG&A associated with our recent acquisitions.

Impairment and Restructuring Charges – Impairment and restructuring charges decreased $1.7 million, or 42.7%, to $2.3 million in the three months ended September 30, 2017 from $3.9 million in the three months ended September 24, 2016. The charges in the three months ended September 30, 2017 and September 24, 2016 consisted primarily of ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net decreased $1.3 million, or 7.3%, to $17.2 million in the three months ended September 30, 2017 from $18.5 million in the three months ended September 24, 2016. The decrease was primarily due a reduction in the applicable margin resulting from the 2017 term loan amendment, which became effective in March 2017.

Other Expense (Income) – Other expense increased $10.6 million, to $2.9 million in expense in the three months ended September 30, 2017 from $7.7 million in income in the three months ended September 24, 2016. Expense in the three months ended September 30, 2017 consisted primarily of foreign currency hedging losses of $5.1 million, partially offset by a legal settlement income of $1.3 million. Income in the three months ended September 24, 2016 primarily consisted of $8.4 million received in a confidential settlement agreement on a commercial matter in our North America segment.

Income Taxes – Income tax expense in the three months ended September 30, 2017 was $13.0 million, compared to $13.5 million in the three months ended September 24, 2016. The effective tax rate in the three months ended September 30, 2017 was 20.6% compared to an effective tax rate of 22.1% in the three months ended September 24, 2017.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 24, 2016

	Nine Months Ended
	September 30, 2017		September 24, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,787,931	100.0%	$2,693,630	100.0%
Cost of sales	2,145,425	77.0%	2,124,681	78.9%
Gross margin	642,506	23.0%	568,949	21.1%
Selling, general and administrative	433,743	15.6%	395,864	14.7%
Impairment and restructuring charges	4,018	0.1%	9,045	0.3%
Operating income	204,745	7.3%	164,040	6.1%
Interest expense, net	61,639	2.2%	53,725	2.0%
Other expense (income)	8,257	0.3%	(8,960)	(0.3)%
Income before taxes, equity earnings and discontinued operations	134,849	4.8%	119,275	4.4%
Income tax expense (benefit)	32,997	1.2%	(139)	—%
Income from continuing operations, net of tax	101,852	3.7%	119,414	4.4%
Equity earnings of non-consolidated entities	2,629	0.1%	2,450	0.1%
Loss from discontinued operations, net of tax	—	—%	(2,845)	(0.1)%
Net income	$104,481	3.7%	$119,019	4.4%

Consolidated Results

Net Revenues – Net revenues increased $94.3 million, or 3.5%, to $2,787.9 million in the nine months ended September 30, 2017 from $2,693.6 million in the nine months ended September 24, 2016. The increase in net revenues was primarily due to an increase in core revenues of 2% and a 2% increase associated with our recent acquisitions.

Gross Margin – Gross margin increased $73.6 million, or 12.9%, to $642.5 million in the nine months ended September 30, 2017 from $568.9 million in the nine months ended September 24, 2016. Gross margin as a percentage of net revenues was 23.0% in the nine months ended September 30, 2017 and 21.1% in the nine months ended September 24, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost savings initiatives and contribution from recent acquisitions, partially offset by operational inefficiencies in our North American windows business and certain regions of our European business.

SG&A Expense – SG&A expense increased $37.9 million, or 9.6%, to $433.7 million in the nine months ended September 30, 2017 from $395.9 million in the nine months ended September 24, 2016. SG&A expense as a percentage of net revenues was 15.6% for the nine months ended September 30, 2017 and 14.7% for the nine months ended September 24, 2016. The increase in SG&A expense and SG&A expense percentage was primarily due to increased professional fees, costs associated with our IPO and secondary offering, SG&A expense associated with our recent acquisitions, and increased wages including stock compensation.

Impairment and Restructuring Charges – Impairment and restructuring charges decreased $5.0 million, or 55.6%, to $4.0 million in the nine months ended September 30, 2017 from $9.0 million in the nine months ended September 24, 2016. The charges in the nine months ended September 30, 2017 consisted primarily of ongoing restructuring costs in our Europe segment. The charges for the nine months ended September 24, 2016 consisted primarily of ongoing personnel restructuring in our Europe and North America segment.

Interest Expense, Net – Interest expense, net increased $7.9 million, or 14.7%, to $61.6 million in the nine months ended September 30, 2017 from $53.7 million in the nine months ended September 24, 2016. The increase was primarily due to interest expense resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $7.0 million in connection with the repayment of $375 million of incremental term loans with proceeds from our IPO. In addition, interest expense increased due to higher long-term debt levels for the first month of the period as a result of incremental borrowing of $375 million under our Term Loan Facility, partially offset by a reduction in the applicable margin resulting from the 2017 term loan amendment, which became effective in March 2017.

Other Expense (Income) – Other expense increased $17.2 million, to $8.3 million in expense in the nine months ended September 30, 2017 from $9.0 million in income in the nine months ended September 24, 2016. Expense in the nine months ended September 30, 2017 consisted primarily of foreign currency losses of $13.9 million, partially offset by a contract settlement of $2.2 million and legal settlement income of $1.3 million. Income in the nine months ended September 24, 2016 primarily consisted of $8.4 million received in a confidential settlement agreement on a commercial matter in our North America segment.

Income Taxes – Income tax expense in the nine months ended September 30, 2017 was $33.0 million, compared to a $0.1 million benefit in the nine months ended September 24, 2016. The effective tax rate in the nine months ended September 30, 2017 was 24.5% compared to an effective tax rate of (0.1)% in the nine months ended September 24, 2016. The prior year tax benefit of $0.1 million was due primarily to the net release of our valuation allowance of $26.3 million.

Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), as adjusted for the following items: income (loss) from discontinued operations, net of tax; gain (loss) on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax (benefit) expense; depreciation and intangible amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring, debt refinancing, and the Onex Partners Investment. For additional information on segment Adjusted EBITDA, see Note 13- Segment Information to our financial statements included in this Form 10-Q.

	Three Months Ended
(dollars in thousands)	September 30, 2017	September 24, 2016
Net revenues from external customers			% Variance
North America	$571,961	$552,225	3.6%
Europe	265,117	246,875	7.4%
Australasia	154,330	133,375	15.7%
Total Consolidated	$991,408	$932,475	6.3%
Percentage of total consolidated net revenues
North America	57.7%	59.2%
Europe	26.7%	26.5%
Australasia	15.6%	14.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$82,494	$78,706	4.8%
Europe	33,375	31,431	6.2%
Australasia	22,901	17,839	28.4%
Corporate and Unallocated costs	(10,554)	(9,970)	5.9%
Total Consolidated	$128,216	$118,006	8.7%
Adjusted EBITDA as a percentage of segment net revenues
North America	14.4%	14.3%
Europe	12.6%	12.7%
Australasia	14.8%	13.4%
Total Consolidated	12.9%	12.7%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13- Segment Information.

North America
Net revenues in North America increased $19.7 million, or 3.6%, to $572.0 million in the three months ended September 30, 2017 from $552.2 million in the three months ended September 24, 2016. The increase in net revenues was due to core revenues growth of 2% and the acquisition of MMI Door which provided a 2% increase.

Adjusted EBITDA in North America increased $3.8 million, or 4.8%, to $82.5 million in the three months ended September 30, 2017 from $78.7 million in the three months ended September 24, 2016. The increase in Adjusted EBITDA was primarily due to favorable pricing and cost saving initiatives and our acquisition of MMI Door, partially offset by operational inefficiencies in our North American windows business and higher freight costs.

Europe
Net revenues in Europe increased $18.2 million, or 7.4%, to $265.1 million in the three months ended September 30, 2017 from $246.9 million in the three months ended September 24, 2016. The increase in net revenues was primarily due to favorable foreign exchange impact of 4%, as well as the acquisition of Mattiovi. In addition, core net revenues increased 1% due to favorable pricing.

Adjusted EBITDA in Europe increased $1.9 million, or 6.2%, to $33.4 million in the three months ended September 30, 2017 from $31.4 million in the three months ended September 24, 2016. The increase in Adjusted EBITDA was primarily due to cost saving initiatives and an increase in volume associated with the realignment of our customer and product portfolio aimed at driving profitable growth as well as our acquisition of Mattiovi, partially offset by material inflation and unfavorable pricing in the UK.

Australasia
Net revenues in Australasia increased $21.0 million, or 15.7%, to $154.3 million in the three months ended September 30, 2017 from $133.4 million in the three months ended September 24, 2016. The increase in net revenues was primarily due to the acquisition of Breezway and Kolder which provided an 8% increase in net revenues. Core net revenues increased 4%, comprised primarily of an increase in volume, while favorable foreign exchange impact increased revenue by 4%.

Adjusted EBITDA in Australasia increased $5.1 million, or 28.4%, to $22.9 million in the three months ended September 30, 2017 from $17.8 million in the three months ended September 24, 2016. The increase in Adjusted EBITDA was primarily due to the acquisition of Breezway and Kolder and profitable core growth.

	Nine Months Ended
(dollars in thousands)	September 30, 2017	September 24, 2016
Net revenues from external customers			% Variance
North America	$1,607,743	$1,579,885	1.8%
Europe	766,328	752,199	1.9%
Australasia	413,860	361,546	14.5%
Total Consolidated	$2,787,931	$2,693,630	3.5%
Percentage of total consolidated net revenues
North America	57.7%	58.7%
Europe	27.5%	27.9%
Australasia	14.8%	13.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$212,502	$186,191	14.1%
Europe	97,645	90,417	8.0%
Australasia	53,485	40,997	30.5%
Corporate and Unallocated costs	(29,127)	(25,696)	13.4%
Total Consolidated	$334,505	$291,909	14.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	13.2%	11.8%
Europe	12.7%	12.0%
Australasia	12.9%	11.3%
Total Consolidated	12.0%	10.8%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13- Segment Information.

North America
Net revenues in North America increased $27.9 million, or 1.8%, to $1,607.7 million in the nine months ended September 30, 2017 from $1,579.9 million in the nine months ended September 24, 2016. The increase in net revenues was primarily due to the acquisition of MMI Door which provided a 1% increase. In addition, core net revenues increased 1% comprised of favorable pricing of 2%, offset by a decrease in volume/mix of 1%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida, partially offset by an increase in volume due to additional shipping days in the first quarter of 2017.

Adjusted EBITDA in North America increased $26.3 million, or 14.1%, to $212.5 million in the nine months ended September 30, 2017 from $186.2 million in the nine months ended September 24, 2016. The increase in Adjusted EBITDA was due to the acquisition of MMI Door, as well as favorable pricing and cost saving initiatives compared to the same period in the prior year, partially offset by operational inefficiencies in our North American windows business.

Europe
Net revenues in Europe increased $14.1 million, or 1.9%, to $766.3 million in the nine months ended September 30, 2017 from $752.2 million in the nine months ended September 24, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 3% which was comprised of an increase in volume/mix of approximately 2%, and favorable pricing of approximately 1%. The increase in volume was primarily due to additional shipping days in the first quarter of 2017. The acquisition of Mattiovi provided an additional 1% increase. These increases were partially offset by unfavorable foreign exchange impact of 2%.

Adjusted EBITDA in Europe increased $7.2 million, or 8.0%, to $97.6 million in the nine months ended September 30, 2017 from $90.4 million in the nine months ended September 24, 2016. The increase in Adjusted EBITDA was primarily due to the additional shipping days in the first quarter of 2017, favorable pricing, our Mattiovi acquisition and our cost saving initiatives.

Australasia
Net revenues in Australasia increased $52.3 million, or 14.5%, to $413.9 million in the nine months ended September 30, 2017 from $361.5 million in the nine months ended September 24, 2016. The increase in net revenues was primarily due to the acquisitions of Trend, Breezway and Kolder which provided an 8% increase in net revenues. Core net revenues increased 4%, and were comprised of an increase in volume/mix of 3% and favorable pricing of 1%. The increase in volume was due to additional shipping days in the first quarter of 2017. Favorable foreign exchange rates added an additional 3% increase in net revenues.

Adjusted EBITDA in Australasia increased $12.5 million, or 30.5%, to $53.5 million in the nine months ended September 30, 2017 from $41.0 million in the nine months ended September 24, 2016. The increase in Adjusted EBITDA was primarily due to the acquisitions of Trend, Breezway and Kolder as well as the additional shipping days in the first quarter of 2017, our pricing initiatives, and favorable foreign exchange impact.

Liquidity and Capital Resources
Overview

We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility. As of September 30, 2017, we had total liquidity (a non-GAAP measure) of $518.8 million, which included $219.5 million in cash, $240.2 million available for borrowing under the ABL Facility, AUD $18.0 million ($14.1 million) available for borrowing under the Australia Senior Secured Credit Facility, and €38.1 million ($45.0 million) available for borrowing under the Euro Revolving Facility. This compares to total liquidity of $381.9 million as of December 31, 2016. The increase in our total liquidity at September 30, 2017 compared to December 31, 2016 was primarily due to higher cash levels resulting from the retained portion of net proceeds of $472.4 million from the IPO, and increased availability under the ABL Facility.

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

In November 2016, we increased borrowings under our existing Term Loan Facility and amended certain of its terms in the 2016 term loan amendment. We borrowed an incremental $375 million and refinanced the previously outstanding principal loan amount of $1,236.6 million for a consolidated total of $1,611.6 million in principal amount outstanding under the Amended Term Loans. The proceeds from the incremental term loan borrowing, along with cash on hand, were used to fund a distribution to shareholders and holders of equity awards (See Note 14- Convertible Preferred Shares). The offering price of the incremental term loan debt was 99.75% of par. We incurred $8.1 million of debt issuance costs related to the 2016 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets. In connection with and using a portion of the proceeds from the IPO, we prepaid $375 million of the Amended Term Loans on February 6, 2017.

In March 2017, we further amended the Term Loan Facility in the 2017 term loan amendment to reduce the interest rate applicable to our outstanding term loans. The offering price of the Amended Term Loans was par. The Amended Term Loans bear interest at LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, depending on our ratio of net debt to Adjusted EBITDA, and require quarterly principal repayment beginning in March 2017. We incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment, which is included as an offset to long-term debt in the accompanying unaudited consolidated balance sheets.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 30, 2017	September 24, 2016
Cash provided by (used in):
Operating activities	$174,127	$110,190
Investing activities	(153,467)	(141,609)
Financing activities	85,800	(17,426)
Effect of changes in exchange rates on cash and cash equivalents	10,296	631
Net change in cash and cash equivalents	$116,756	$(48,214)

Cash Flow from Operations

Net cash provided by operating activities increased $63.9 million to $174.1 million in the nine months ended September 30, 2017 from $110.2 million used in operations in the nine months ended September 24, 2016. This increase was primarily due to acquisitions, improved profitability, and changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities increased $11.9 million to $153.5 million in the nine months ended September 30, 2017 from $141.6 million in the nine months ended September 24, 2016. The increase was primarily due to acquisitions activity during the year, partly offset by reduction in capital expenditures due to the completion of the glass plant in Australia in January 2017, which resulted in lower capital expenditures compared to prior period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $85.8 million in the nine months ended September 30, 2017 and was comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to paydown outstanding debt.

Net cash used in financing activities in the nine months ended September 24, 2016 was $17.4 million and was comprised primarily of payments related to the settlement of indemnification claims under the 2011 and 2012 Stock purchase Agreements with Onex, offset by $3.3 million of short-term and long-term debt borrowings as well as $2.1 million in employee note repayment.

As of September 30, 2017, our cash balances consisted of $80.6 million in the U.S. and $138.9 million in non-U.S. subsidiaries. We believe that our operations in the U.S. will be able to fund the majority of our near-term cash requirements using cash flow from operations within the U.S. and availability under the ABL Facility.

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

The Euro Revolving Facility and Australia Senior Secured Credit Facility contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to us. Obligors under the Euro Revolving Facility may pay dividends only out of available cash flow and only while no default is continuing under such agreement. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. The amount of our consolidated net assets that were available to be distributed under these financing arrangements as of September 30, 2017 was $975.8 million. For further information regarding the Euro Revolving Facility and the Australia Senior Secured Credit Facility, see “Euro Revolving Facility” and “Australia Senior Secured Credit Facility” below.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Lines of Credit and Long-Term Debt

Corporate Credit Facilities

In October 2014, we entered into the Corporate Credit Facilities, which initially consisted of the Initial Term Loans and the ABL Facility. In July 2015, we entered the 2015 Incremental Term Loans and amended our Corporate Credit Facilities to, among other things, permit a distribution of approximately $420 million to holders of our common stock, our Series A Convertible Preferred Stock, and our Class B-1 Common Stock. In November 2016, we borrowed $375 million under our Term Loan Facility and entered the 2016 term loan amendment to, among other things, (i) permit a $400 million distribution, (ii) reduce the interest rate on the Initial Term Loans, and (iii) conform the terms (including providing for a maturity date of July 1, 2022) of all outstanding term loans under the Term Loan Facility. We incurred $8.1 million of debt issuance costs related to the 2016 term loan amendment. In February 2017, we prepaid $375 million of outstanding principal under our Term Loan Facility and have recorded interest expense of approximately $7.0 million due to the write-off of a portion of the original issue discount and unamortized debt issuance costs associated with the Term Loan Facility. In March 2017, we entered into the 2017 term loan amendment to reduce the interest rate applicable to all outstanding term loans and incurred $1.1 million of debt issuance costs related to the 2017 term loan amendment. As of September 30, 2017, we had approximately $1,227.4 million of term loans outstanding under the Term Loan Facility. As of September 30, 2017, we were in compliance with the terms of the Corporate Credit Facilities.

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

The offering price of the Initial Term Loans was 99.00% of par, the offering price of the 2015 Incremental Term Loans was 99.50% of par, the offering price of the 2016 Term Loans was 99.75% of par and the offering price of the Amended Term Loans was 100.0% of par. Prior to the 2016 term loan amendment, the Initial Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 4.25%. Prior to the 2016 term loan amendment, the 2015 Incremental Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 3.75% to 4.00% depending on our ratio of net debt to Adjusted EBITDA. Prior to the 2017 term loan amendment, the 2016 Term Loans bore interest at LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% to 3.75% depending on our ratio of net debt to Adjusted EBITDA.

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

Borrowings under the ABL Facility bear interest primarily at LIBOR plus a margin that fluctuates from 1.50% to 2.00% depending on availability under the ABL Facility, although we may also borrow at other base rates plus a margin. We pay an annual commitment fee between 0.25% and 0.375% on the unused portion of the commitments under the ABL Facility. As of September 30, 2017, we had $240.2 million available under the ABL Facility. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. The ABL Facility matures on October 15, 2019.

The ABL Facility permits us to request increases in the amount of the commitments under the ABL Facility up to an aggregate maximum amount of $100 million, subject to certain conditions.

Australia Senior Secured Credit Facility

In September 2016, JWA amended and extended its credit agreement, the Australia Senior Secured Credit Facility, to provide for an AUD $18 million floating rate revolving loan facility, an AUD $8 million interchangeable facility for guarantees/letters of credit, an AUD $7 million electronic payaway facility, an AUD $2 million asset finance facility, an AUD $1 million commercial card facility and an AUD $5 million overdraft line of credit. In August 2017, JWA further amended the Australia Senior Secured Credit Facility to increase the interchangeable facility limit to AUD $9 million. The credit agreement matures in June 2019. At September 30, 2017, there were no borrowings under the revolving loan facility or the overdraft line of credit. Loans under the revolving loan facility bear interest at the BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At September 30, 2017, we had AUD $18.0 million (or $14.1 million) available under the revolving loan facility, AUD $1.7 million (or $1.3 million) under the interchangeable facility, AUD $7.0 million (or $5.5 million) under the electronic payaway facility, AUD $1.5 million (or $1.2 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.9 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent. As of September 30, 2017, we were in compliance with the terms of the Australia Senior Secured Credit Facility.

Euro Revolving Facility

In January 2015, JELD-WEN of Europe B.V. (which was subsequently merged with JELD-WEN A/S, which survived the merger) entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at CIBOR, CHF LIBOR, EURIBOR, NIBOR, STIBOR or LIBOR (subject to a floor of 0.00%), depending on the currency, plus a margin of 2.5%, and a commitment fee of 1% is also paid on the unutilized amount of the revolving credit facility calculated on a day-to-day basis. As of September 30, 2017, we had no outstanding borrowings, €0.9 million (or $1.1 million) of bank guarantees outstanding, and €38.1 million (or $45.0 million) available under this facility. The Euro Revolving Facility requires JELD-WEN A/S to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges. In addition, the Euro Revolving Facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies. As of September 30, 2017, we were in compliance with the terms of the Euro Revolving Facility.

Mortgage Note

In December 2007, JELD-WEN Danmark A/S entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018 that will fully amortize the principal by the end of 2037. As of September 30, 2017, we had DKK 208.1 million (or $33.0 million) outstanding under these notes.

Installment Notes

We entered into installment notes representing insurance premium financing, miscellaneous capitalized equipment lease obligations, and a term loan secured by the related equipment with payments through 2022. As of September 30, 2017, we had $11.3 million outstanding under these notes.

Installment Notes for Stock

We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of September 30, 2017, we had $2.0 million outstanding under these notes.

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

The counterparties for these swap agreements are Royal Bank of Canada, Barclays Bank PLC, and Wells Fargo Bank, N.A. The aggregate notional amount covered under these agreements, which all expire on September 30, 2019, totals $914.3 million as of September 30, 2017. The table below sets forth the period, notional amount and fixed rates for our interest rate swaps:

Period	Notional	Average Fixed Rate
	(dollars in thousands)
September 2015 - September 2019	$244,125	1.997%
June 2016 - September 2019	$213,000	2.126%
September 2016 - September 2019	$244,125	2.353%
December 2016 - September 2019	$213,000	2.281%

Each of the swap agreements receives a floating rate based on three month LIBOR and is settled every calendar quarter-end. The effect of these swap agreements is to lock in a fixed rate of interest on the aggregate notional amount hedged of approximately 2.188% as of September 30, 2017, plus the applicable margin paid to lenders over three month LIBOR. At September 30, 2017, the effective rate on the aggregate notional amount hedged (including the applicable margin paid to lenders over three month LIBOR) was approximately 5.188%. These swaps have been designated as cash flow hedges against variability in future interest rate payments on the Term Loan Facility and are marked to market through consolidated other comprehensive income (loss).

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if revolving credit facilities were fully drawn and taking into account the eight interest rate swaps that were in effect on September 30, 2017) would have increased or decreased our interest expense by $5.4 million for the nine months ended September 30, 2017.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risks, including the effects of adverse fluctuations in foreign currency exchange rates, adverse changes in interest rates, and adverse movements in commodity prices for products we use in our manufacturing. To reduce our exposure to these risks, we maintain risk management controls and policies to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. Our market risks have not changed significantly from those disclosed in the Form 10-K, as updated and supplemented by the risk factors disclosed herein and in “Part II, Item 1A Risk Factors” in our Form 10-Q for the quarter ended April 1, 2017.

Item 4 - Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) required by Exchange Act Rules 13a-15(b) and 15d-15(b) our Chief Executive Officer and our Chief Financial Officer have concluded that, due to material weaknesses in internal control over financial reporting related to the accounting for income tax as described in Item 9A-Controls and Procedures in our Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2017. Notwithstanding these material weaknesses, each of our Chief Executive Officer and Chief Financial Officer has certified that, based on his knowledge, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

(b)  Changes in internal controls.  During the period covered by this report, we completed the implementation of a new consolidation system. The system change was made to improve the efficiency of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation system. As part of the implementation, we modified processes and internal controls where necessary due to the system change. In addition to the system change, the remediation efforts described below under the caption “Remediation Plan” are the only changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We engaged an external accounting firm to review our quarterly and annual provision processes and tools and recommend enhancements or changes thereto. We engaged an external accounting firm to review our quarterly tax calculations, and we evaluating long-term tax reporting software solutions. While we expect the material weaknesses to be remediated by the end of 2017, the material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management and based on the liability accruals provided, the ultimate exposure with respect to these lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract, and breach of warranty, and tort. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

Steves’ expert witnesses have opined that the damages suffered by Steves range from $36 million to $60 million, a portion of which Steves asserts is subject to trebling in the event Steves prevails on its antitrust claims. Steves also seeks recovery of its attorneys’ fees incurred in pursuing its claims, which amounts have not yet been quantified. We believe Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We are defending vigorously against this action.

Management does not believe that a loss in this matter is probable and, therefore, has not accrued a reserve for this loss contingency. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and therefore it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows. We have filed a motion for summary judgment on several grounds, seeking dismissal of certain of Steves’ claims. A hearing on that motion is scheduled to occur on November 16, 2017. Trial of this matter is set to begin on January 8, 2018.

During the course of the proceedings, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously.

Item 1A - Risk Factors

The updates to and additional risk factors below are the only material changes to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our Form 10-K.

We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of GHGs.

Various legislative, regulatory, and inter-governmental proposals to restrict emissions of GHGs, such as CO2, are under consideration by governmental legislative bodies and regulators in the jurisdictions where we operate. In particular, the EPA has promulgated regulations to reduce GHG emissions from new and existing power plants. The regulations applicable to existing power plants, commonly referred to as the Clean Power Plan, would require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to electric utilities. However, on October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. Many nations, including jurisdictions in which we operate, have also committed to limiting emissions of GHGs worldwide, most prominently through an agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change. The Paris agreement sets out a new process for achieving global GHG reductions. On June 1, 2017, President Trump announced that the U.S. plans to withdraw from the Paris agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The earliest permitted exit date under the Paris agreement is four years from when it took effect in

November 2016, or November 2020. Since some of our manufacturing facilities operate boilers or other process equipment that emit GHGs, such regulatory and global initiatives may require us to modify our operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory or global initiative, whether the U.S. will adhere to the Paris agreement’s exit process, and the terms on which the U.S. may reenter the Paris agreement or a separately negotiated agreement, and because proposals like the Clean Power Plan are currently subject to legal challenges and reconsideration, we cannot predict at this time the ultimate impact of such initiatives on our operations or financial results.

A significant portion of our GHG emissions are from biomass-fired boilers, which emit biogenic CO2. Biogenic CO2 is generally considered carbon neutral. In November 2014, the EPA released its Framework for Assessing Biogenic CO2 Emissions From Stationary Sources along with an accompanying memo that generally supports carbon neutrality for biomass combustion, but left open the possibility that it may not always be characterized as carbon neutral. Increasing regulations to reduce GHG emissions are expected to increase energy costs, increase price volatility for petroleum, and reduce petroleum production levels, which in turn could impact the prices of those raw materials. In addition, laws and regulations relating to forestry practices limit the volume and manner of harvesting timber to mitigate environmental impacts such as deforestation, soil erosion, damage to riparian areas, and GHG levels. The extent of these regulations and related compliance costs has grown in recent years and will increase our materials costs and may increase other aspects of our production costs.

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

Item 5 - Other Information

Departure of Executive Officer

On November 6, 2017, John Dinger, Executive Vice President and President, North America, exited the Company in connection with a restructuring of our North America operations. Mark Beck, President and CEO, has assumed leadership responsibility for North America operations on an interim basis. Any charges associated with the restructuring will be recorded in the fourth quarter of 2017.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 1, 2017

3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017

10.1*+	Revised Form of Non-Qualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan

10.2*+	Revised Form of Restricted Stock Unit Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: November 7, 2017