Form 10-K
period 2017-12-31
JELD-WEN Holding, Inc.
filed 2018-03-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38000
__________________________________
JELD-WEN Holding, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware (State or other jurisdiction of incorporation or organization)	93-1273278 (I.R.S. Employer Identification No.)
2645 Silver Crescent Drive
Charlotte, North Carolina 28273
(Address of principal executive offices, zip code)
(704) 378-5700
(Registrant’s telephone number, including area code)
__________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1.6 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 30, 2017). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes
The registrant had 106,342,039 shares of common stock, par value $0.01 per share, issued and outstanding as of February 27, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meaning indicated below:

2016 Dividend
Means (i) the borrowing of an additional $375 million under our Term Loan Facility and (ii) the application of approximately $35 million in cash and borrowings under our ABL Facility for the purpose of making payments of approximately $400 million to holders of our outstanding common stock, Series A Convertible Preferred Stock, Class B-1 Common Stock, options, and Restricted Stock Units, or “RSUs”

ABL Facility
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

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN A/S, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2017
GAAP	Generally Accepted Accounting Principles in the United States

IBOR	Interbank Offered Rate
IPO	The initial public offering of our shares, as further described in this Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
Mattiovi	Mattiovi Oy
MMI Door	Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NRD	Natural Resource Damage Trustee Council
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
R&R	Repair and remodel
RSU	Restricted stock units
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes
$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027

Series A Convertible Preferred Stock
Our Series A-1 Convertible Preferred Stock, par value $0.01 per share, Series A-2 Convertible Preferred Stock, par value $0.01 per share, Series A-3 Convertible Preferred Stock, par value $0.01 per share, and Series A-4 Convertible Preferred Stock, par value $0.01 per share, all of which were converted into shares of our common stock on February 1, 2017

SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Creation Act
Term Loan Facility
Our term loan facility, dated as of October 15, 2014, as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent

Trend	Trend Windows & Doors Pty. Ltd.
U.S.	United States of America
WADOE	Washington State Department of Ecology
CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Form 10-K includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI DoorTM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, and True BLUTM. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM and Corinthian® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This Form 10-K contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Form 10-K appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-K are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, or “should”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained under the headings Item 1A- Risk Factors, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1- Business are forward-looking statements. In addition, statements regarding the potential outcome of pending litigation are forward-looking statements.

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
•the extent of Onex’ control of us; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10-K are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in herein. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.

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

2017 Net Revenues $3,764 million

Distribution Channel	Geography	Construction Application(1)

(1)	Percentage of net revenues by construction application is a management estimate based on the end markets into which our customers sell.
As one of the largest door and window companies in the world, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 123 manufacturing facilities in 19 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, improves our customer service, and strengthens our market positions.

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

In October 2011, certain funds managed by affiliates of Onex, acquired a majority of JELD-WEN’s voting interests. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our new management team has decades of experience driving operational improvement, innovation, and growth, both organically and through acquisitions.

On February 1, 2017, we closed an IPO of 28,750,000 shares of our common stock at a public offering price of $23.00 per share. We sold 22,272,727 shares and Onex sold 6,477,273 shares from which we did not receive any proceeds. We received $472.4 million in proceeds, net of underwriting discounts, fees and commissions, from the shares sold by us. We used a portion of the net proceeds to us from the offering to repay $375 million of indebtedness outstanding under our Term Loan Facility. We will use remaining net proceeds to us for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of the net proceeds to invest in or acquire complementary businesses, products, services, technologies, or other assets.

On May 31, 2017, we closed a secondary public offering of 16,100,000 shares of our common stock, substantially all of which were owned by Onex, including the exercise by the underwriters of their over-allotment option that closed on June 5, 2017, at a public offering price of $30.75 per share. We did not receive any of the proceeds from the sale of the shares of common stock sold in this offering.

On November 20, 2017, we closed a secondary public offering of 14,375,000 shares of our common stock, substantially all of which were owned by Onex, including the exercise by the underwriters of their over-allotment option, at a public offering price of $33.75 per share. We did not receive any of the proceeds from the sale of the shares of common stock sold in this offering.

After completion of the IPO and the May 2017 and November 2017 secondary offerings described above, Onex owned approximately 31.2% of our outstanding common stock.

Our Business Strategy and Operating Model
We seek to achieve best-in-industry financial performance through the disciplined execution of:

•	operational excellence programs, such as the JEM, to improve our profit margins and free cash flow;

•	initiatives to drive profitable organic sales growth, including new product development, investments in our brands and marketing, channel management, and pricing optimization; and

•	acquisitions to expand our business.
The execution of our strategy is supported and enabled by a relentless focus on talent management. Over the long term, we believe that the implementation of our strategy is largely within our control and is less dependent on external factors. The key elements of our strategy are described further below.

Expand Our Margins and Free Cash Flow Through Operational Excellence
With 123 manufacturing facilities around the world and over 21,000 dedicated employees, we have a global manufacturing footprint that is unique in the door and window industry. We believe we have identified a substantial opportunity to improve our profitability by building a culture of operational excellence and continuous improvement across all aspects of our business through our JEM initiative. Historically, we were not centrally managed and had a limited focus on continued cost reduction, operational improvement, and strategic material sourcing. This resulted in profit margins that were lower than our building products peers and far lower than what would typically be expected of a world-class industrial company.

Our senior management team has a proven track record of implementing operational excellence programs at some of the world’s leading industrial manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence program include:

•	reducing labor costs, overtime, and waste by optimizing planning and manufacturing processes;

•
reducing or minimizing increases in material costs through strategic global sourcing and value-added re-engineering of components, in part by leveraging our significant spend and the global nature of our purchases; and

•	reducing warranty costs by improving quality.
Drive Profitable Organic Sales Growth
We seek to deliver profitable organic revenue growth through several strategic initiatives, including new product development, brand and marketing investment, channel management, and continued pricing optimization. These strategic initiatives will drive our sales mix to include more value-added, higher margin products.

•
New Product Development: Our management team has renewed our focus on innovation and new product development. We believe that leading the market in innovation will enhance demand for our products, increase the rate at which our products are specified into home and non-residential designs, and allow us to sell a higher margin product mix.

•
Brand and Marketing Investment: We recently began to make meaningful investments in new marketing initiatives designed to enhance the positioning of the JELD-WEN family of brands. Our new initiatives include marketing campaigns focused on the distributor, builder, architect, and consumer communities.

•
Channel Management: We are implementing initiatives and investing in tools and technology to enhance our relationships with key customers, make it easier for them to source from JELD-WEN, and support their ability to sell our products in the marketplace. These incentives help our customers grow their businesses in a profitable manner while also improving our sales volumes and the margin of our product mix.

•
Pricing Optimization: We are focused on profitable growth and will continue to employ a strategic approach to pricing our products. Pricing discipline is an important element of our effort to improve our profit margins and earn an appropriate return on our invested capital.

Complement Core Earnings Growth With Strategic Acquisitions
Collectively, our senior management team, has acquired and integrated more than 100 companies during their careers. Leveraging this collective experience, we have developed a disciplined governance process for identifying, evaluating, and integrating acquisitions. Since 2015, we have completed ten acquisitions across North America, Europe, and Australasia. Our strategy focuses on three types of opportunities:

•
Market Consolidation Opportunities: The competitive landscape in several of our key markets remains highly fragmented, which creates an opportunity for us to consolidate smaller companies, enhance our market-leading positions, and realize synergies through the elimination of duplicate costs. Our recent acquisitions of Mattiovi (Finland), Dooria (Norway), Kolder (Australia), and Trend (Australia) are examples of this strategy.

•
Enhancing Our Portfolio of Products and Service Offerings: We strive to provide the broadest range of doors and windows to our customers so that we can enhance our share of their overall spend. Along with our organic new product development pipeline, we seek to expand our door and window product and service portfolio by acquiring companies that have developed unique products, technologies, or value-added services. Our recent acquisitions of Karona (stile and rail doors), LaCantina (folding and sliding wall systems), Aneeta (sashless windows), Breezway (louver windows), MMI Door (value-added supplier of customized door systems), and Domoferm (steel frames and doors) are examples of this strategy.

•
Product Adjacencies and New Geographies: Opportunities also exist to expand our company through the acquisition of complementary door and window manufacturers in new geographies as well as providers of product adjacencies. While this has not been a major focus in recent years, we expect it to be a key element in our long-term growth.

Our Products
We provide a broad portfolio of interior and exterior doors, windows, and related products, manufactured from a variety of wood, metal, and composite materials and offered across a full spectrum of price points. In the year ended December 31, 2017, our door sales accounted for 67% of net revenues, our window sales accounted for 24% of net revenues, and our other ancillary products and services accounted for 9% of net revenues.
Doors
We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. In order to meet the style, design, and durability needs of our customers across a broad range of price points, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass. Our interior and exterior residential door models generally retail at prices ranging from $30 to $40 for our most basic products to several thousand dollars for our high-end exterior doors. Our highest volume products include molded interior doors, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These low-cost doors are the most popular choice for interior residential applications in North America and also are prevalent in France and the U.K. In Europe, we also sell highly engineered non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, and added security. We also manufacture stile and rail doors in our Southeast Asia manufacturing facilities, as well as in the U.S. through our 2015 acquisition of Karona. In the U.S., our 2015 acquisition of LaCantina added a line of folding and sliding wall systems to our product offerings. Additionally, we offer profitable value-added services in all of our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our recent acquisition of MMI Door is an example of our increased focus on value-added services. Our newest door product offering includes steel doors, steel door frames, and fire doors for commercial and residential markets through our recent acquisition of Domoferm, which closed in February 2018.

We manufacture our own composite molded skins for our interior door business. In the last several years, we have added significant door skin capacity into the North America market, primarily as a result of the opening of our facility in Dodson, Louisiana.
Windows
We are a leading global manufacturer of residential windows. We manufacture wood, vinyl, and aluminum windows in North America, wood and aluminum windows in Australia, and wood windows in the U.K. Our window product lines comprise a full range of styles, features, and energy-saving options in order to meet the varied needs of our customers in each of our regional end markets. For example, our high performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. By contrast, our lower-cost aluminum framed windows are popular in some regions of the southern U.S., while in coastal Florida certain local building codes require windows that can withstand the impact of debris propelled by hurricane-force winds. Wood windows are prevalent as a high-end option in all of our markets because they possess both insulating qualities and the beauty of natural wood. In North America our wood windows and patio doors include our proprietary AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. Our newest window product offerings include sashless window systems through our 2015 acquisition of Aneeta and louver window systems through our 2016 acquisition of Breezway. Our windows typically retail at prices ranging from $100 to $200 for a basic vinyl window to over $1,000 for a custom energy-efficient wood window. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998.
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
Our Segments

We operate within the global market for residential and non-residential doors and windows with sales spanning 81 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our market leadership, strong brands, broad product line, and strategically located manufacturing and distribution facilities.

Our operations are managed and reported in three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available and the information regularly presented to the CODM.
North America
In our North America segment, we compete primarily in the market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. We believe that our leading position in the North American market will enable us to benefit from continued recovery in residential construction activity over the next several years. We believe that our total market opportunity in North America also includes non-residential applications, other related building products, and value-added services.
Europe
The European market for doors is highly fragmented, and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. We believe that our total market opportunity in Europe also includes other European countries, other door product lines, related building products, and value-added services. Although construction activity in Europe has been slower to recover compared to construction activity in North America, new construction and R&R activity is expected to increase across Europe over the next several years.
Australasia
In our Australasia segment, we compete primarily in the market for residential doors and windows in Australia, where we hold a leading position by net revenues. We believe that our total market opportunity in the Australasia region also includes non-residential applications and other countries in the region, as well as other related building products, and value-added services. For example, we also sell a full line of shower enclosures and closet systems throughout Australia.

Financial information regarding our segments is included in Note 19 - Segment Information to our financial statements included in this Form 10-K.
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
We generally maintain a diversified supply base for the materials used in our manufacturing operations. Materials represented approximately 50% of our cost of sales in the year ended December 31, 2017. The primary materials used for our door business include wood, wood veneers, wood composites, steel, glass, internally produced door skins, fiberglass compound, and hardware, as well as petroleum-based products such as resin and binders. The primary materials for our window business include wood, wood components, glass, hardware, aluminum extrusions, and vinyl extrusions. Wood components for our window operations are sourced primarily from our own manufacturing plants, which allow us to improve margins and take advantage of our proprietary technologies such as our AuraLast wood treatment process.
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
Sales and Marketing
We actively market and sell our products directly to our customers around the world through our global sales force and indirectly through our marketing and branding initiatives. Our global sales force, which is organized and managed regionally, focuses on building and maintaining relationships with key customers as well as managing customer supply needs and arranging in-store promotional initiatives. In North America, we also have a dedicated team that focuses on our large home center customers. We have recently made significant investments in tools and technologies to enhance the effectiveness of our sales force and improve ease of doing business. For example, we are in the process of deploying Salesforce.com on a global basis, which will provide us with a common global customer relationship management platform. In addition, we are in the process of simplifying our order entry process by implementing online configuration tools. We have introduced an electronic ordering system for easy order placement, and we intend to expand our online retail sales. Our new strategy also includes initiatives focused on expanding our market through the use of social media. To date, these initiatives have included hosting videos and increasing our presence on Facebook.
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

We believe that our broad product portfolio of both doors and windows in North America and Australasia is a competitive advantage as it allows us to cross-sell our door and window products to our end customers, many of whom find it more efficient to choose one supplier for their door and window needs on a given project. None of our primary competitors in these regions offers a similarly complete range of windows as well as interior and exterior doors.
Research and Development
Following a number of years during and after the global financial crisis of limited investment in new product development, a core element of our strategy is a renewed focus on innovation and the development of new products and technologies. We believe that leading the market in innovation will enhance demand for our products and allow us to sell a higher margin product mix. Our research and development efforts encompass new product development, derivative product development, as well as value added re-engineering of components in our existing products leading to reduced costs and manufacturing efficiencies. We have also designed a new governance process that prioritizes the most impactful projects and is expected to improve the efficiency and quality of our research and development efforts. The governance process is currently being deployed globally, such that we can leverage best practices from region to region. Additionally, a substantial driver of our acquisition activity has been increasing access to new and innovative products.
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
Customers
We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as BMC/Stock Building Supply, ProBuild/Builders First Source, American Building Supply, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowes, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 19 years and believe that the strength and tenure of our customer relationships is based on our ability to produce and deliver high-quality products quickly and in the desired volumes for a reasonable cost. Our top ten customers together accounted for approximately 36% of our net revenues in the year ended December 31, 2017, and our largest customer, The Home Depot, accounted for approximately 17% of our net revenues in the year ended December 31, 2017.
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

Our U.S. window and door trademarks include JELD-WEN, AuraLast, MiraTEC, Extira, LaCANTINA, Karona, ImpactGard, JW, Aurora, MMI Door and IWP. Our trademarks are either registered or have long been used as a common law trademark by the

Company. The trademarks we use outside the U.S. include the Stegbar, Regency, William Russell Doors, Airlite, Trend, The Perfect Fit, Aneeta, Breezway, Kolder, and Corinthian marks in Australia, and Swedoor, Dooria, DANA, Mattiovi and Alupan in Europe.
Employees
As of December 31, 2017, we employed approximately 21,000 people. Of our total number of employees, approximately 10,900 are employed in operations included in our North America segment, approximately 6,000 are employed in operations included in our Europe segment, and approximately 4,100 are employed in operations included in our Australasia segment.
In total, approximately 1,020, or 10%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 420 employees, are covered by collective bargaining agreements. In Canada, approximately 47% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
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
For more information, see Item 1A - Risk Factors - We may be subject to significant compliance costs as well as liabilities under environmental, health, and safety laws and regulations, Item 1A - Risk Factors - Risks Relating to Our Business and Industry, Item 1A - Risk Factors -We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of GHGs, and Item 3 - Legal Proceedings - Environmental Regulatory Actions.
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
Environmental Regulatory Actions
In 2008, we entered into an Agreed Order with the WADOE, to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment. We are currently working with WADOE to finalize our RI/FS, and, once final, we will develop the CAP. We estimate the remaining cost to complete our RI/FS and develop the CAP at $0.5 million, which we have fully accrued.

However, because we cannot at this time reasonably estimate the cost associated with any remedial action we would be required to undertake, we have not provided accruals for any remedial actions in our consolidated financial statements. Non-Core Everett LLC, our subsidiary, also received notice of a natural resource damage claim from the Port Gardner and Snohomish River Trustee Council in connection with this site. In September 2015, we entered into a settlement agreement, which has now been memorialized in a formal Consent Decree, pursuant to which we will pay $1.3 million to settle the claim. Of the $1.3 million, the prior insurance carrier for the site has agreed to fund $1.1 million of the settlement. All amounts related to the settlement are fully accrued and we do not expect to incur any significant further loss related to the settlement of this matter. However, should extensive remedial action be required in the future (and if insurance coverage is unavailable or inadequate), the costs associated with this site could have a material adverse effect on our results of operations and cash flows.
In 2015, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $11.0 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
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

Item 1A - Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this Form 10-K, before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in our common stock.
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
Toward the end of the last decade, the global economy endured a significant recession followed by a prolonged period of moderate recovery that had a substantial negative effect on sales across our end markets. In particular, beginning in mid-2006 and continuing through late 2011, the U.S. residential and non-residential construction industry experienced one of the most severe downturns of the last 40 years. While cyclicality in our new residential and non-residential construction end markets is moderated to a certain extent by R&R activity, much R&R spending is discretionary and can be deferred or postponed entirely when economic conditions are poor. We experienced sales declines in all of our end markets during this recent economic downturn.
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
In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with targets or sellers regarding the possibility of such acquisitions. At any given time, we may be in discussions with one or more counterparties. There can be no assurances that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.
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
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 36% of our net revenues in the year ended December 31, 2017, and our largest customer, The Home Depot, accounted for approximately 17% of our net revenues in the year ended December 31, 2017. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
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
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. Interest rates in the majority of the regions where we market and sell our products have begun to increase and are likely to continue to increase in the future. The U.S. Federal Reserve raised the federal funds rate for the first time in 10 years in December 2015 and again in each of December 2016, March 2017, June 2017 and December 2017, and is currently forecasting multiple rate increases in 2018 and 2019. Each increase in the federal funds rate or applicable central bank’s prime rates could cause an increase in future interest rates applicable to mortgages, credit card debt, and other sources of third-party financing. If interest rates continue to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
In addition to increased interest rates, the ability of consumers to procure third-party financing is impacted by such factors as new and existing home prices, unemployment levels, high mortgage delinquency and foreclosure rates, and lower housing turnover. Adverse developments affecting any of these factors could result in the imposition of more restrictive lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or R&R expenditures.
Prices of the raw materials we use to manufacture our products are subject to fluctuations, and we may be unable to pass along to our customers the effects of any price increases.
We use wood, glass, vinyl and other plastics, fiberglass and other composites, aluminum, steel and other metals, as well as hardware and other components to manufacture our products. Materials represented approximately 50% of our cost of sales in the year ended December 31, 2017. Prices for our materials fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. Our most significant raw materials include vinyl extrusions, glass, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials.
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
We have operations in North America, South America, Europe, Australia, and Asia. In the year ended December 31, 2017, our North America segment accounted for approximately 57% of net revenues, our Europe segment accounted for approximately 28% of net revenues, and our Australasia segment accounted for approximately 15% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the imposition of tariffs or other restrictions;

•	required compliance with a variety of foreign laws and regulations, including the application of foreign labor regulations;

•	tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

•	difficulty in staffing and managing widespread operations;

•	the imposition of, or increases in, currency exchange controls;

•	potential inflation in applicable non-U.S. economies; and

•	changes in general economic and political conditions in countries where we operate, including as a result of the impact of the planned withdrawal of the U.K. from the E.U.
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
The recent notification by the U.K. of its intent to exit the E.U., or “Brexit”, has created volatility in the global financial markets. The terms of the withdrawal are subject to a negotiation period that could last up to two years following the formal initiation by the U.K. government of the withdrawal process in March 2017. The effects of the U.K.’s withdrawal from the E.U. on the global economy, and on our business in particular, will depend on agreements the U.K. makes to retain access to E.U. markets both during a transitional period and more permanently. Brexit could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U. If the U.K. and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the U.K. and other E.U. member states or among the European Economic Area overall could be diminished or eliminated.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions, and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2017, we derived 4% of our net revenues from our operations in the U.K., and we have moved our Europe headquarters to the U.K. As a result, the effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
Exchange rate fluctuations may impact our business, financial condition, and results of operations.
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2017, 49% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. Because of the mismatch between revenues and expenses, we are exposed to significant currency exchange rate risk and we may not be successful in achieving balances in currencies throughout our operations. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness. Exchange rates had a positive impact of 1% on our consolidated net revenues in the year ended December 31, 2017 as compared to a 1% negative impact in the year ended December 31, 2016. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
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
In addition, our operations may be interrupted by terrorist attacks or other acts of violence or war. These attacks may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately have a material adverse effect on our business, financial condition, and results of operations. The U.S. has entered into armed conflicts, which could have an impact on our sales and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also negatively impact the global economy and, therefore, our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets. They could also result in economic recessions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

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
We are implementing a new Enterprise Resource Planning system as part of our ongoing technology and process improvements. If this new system proves ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers.
We are implementing a new ERP system as part of our ongoing technology and process improvements. This ERP system will provide a standardized method of accounting for, among other things, order entry and inventory and should enhance our ability to implement our strategic initiatives. Any delay in the implementation, or disruption in the upgrade, of this system could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. Such delay or disruption could also impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our customers. Data integrity problems or other issues may be discovered which could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such systems, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our financial system or related systems and infrastructure, our business, operations, and financial systems could be adversely affected. We may also need to implement additional systems or transition to other new systems that require further expenditures in order to function effectively as a public company. There can be no assurance that our implementation of additional systems or transition to new systems will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2017, we had approximately 21,000 employees worldwide, including approximately 10,300 employees in the U.S. and Canada. Approximately 1,020, or 10%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
These regulations often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new residential and non-residential construction and home renovations and improvement projects, and different governmental authorities can impose different standards. Compliance with these standards and changes in such regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that did not meet higher standards became available for use in that market. All or any of these changes could have a material adverse effect on our business, financial condition, and results of operations.
In addition, in order for our products to obtain the “ENERGY STAR” certification, they must meet certain requirements set by the EPA. Changes in the energy efficiency requirements established by the EPA for the ENERGY STAR label could increase our costs, and a lapse in our ability to label our products as such or to comply with the new standards, may have a material adverse effect on our business, financial condition, and results of operations.
The elimination of the ENERGY STAR program could lower the demand for our products or otherwise adversely affect our business.
Many of our products comply with the federal government’s ENERGY STAR program. We believe that marketing our products with the ENERGY STAR label gives us a competitive advantage as compared to competing products that are not labeled as ENERGY STAR products. The current U.S. presidential administration has recently proposed discontinuing the use of the ENERGY STAR program. Eliminating the ENERGY STAR program could eliminate any competitive advantage for ENERGY STAR compliant products and result in a material adverse effect on our business, financial condition and results of operations.

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
We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of greenhouse gasses, or “GHGs”.
Various legislative, regulatory, and inter-governmental proposals to restrict emissions of GHGs, such as carbon dioxide (“CO 2”), are under consideration by governmental legislative bodies and regulators in the jurisdictions where we operate. In particular, the EPA promulgated regulations to reduce GHG emissions from new and existing power plants. The regulations applicable to existing power plants, commonly referred to as the Clean Power Plan, would require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to electric utilities. However, on October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan. Many nations, including jurisdictions in which we operate, have also committed to limiting emissions of GHGs worldwide, most prominently through an agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change. The Paris agreement sets out a new process for achieving global GHG reductions. On June 1, 2017, President Trump announced that the U.S. plans to withdraw from the Paris agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The earliest permitted exit date under the Paris agreement is four years from when it took effect in November 2016, or November 2020. Since some of our manufacturing facilities operate boilers or other process equipment that emit GHGs, such regulatory and global initiatives may require us to modify our operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory or global initiative, whether the U.S. will adhere to the Paris agreement’s exit process, and the terms on which the U.S. may reenter the Paris agreement or a separately negotiated agreement, and because proposals like the Clean Power Plan are currently subject to legal challenges and reconsideration, we cannot predict at this time the ultimate impact of such initiatives on our operations or financial results.
A significant portion of our GHG emissions are from biomass-fired boilers, which emit biogenic CO 2 . Biogenic CO 2 is generally considered carbon neutral. In November 2014, the EPA released its Framework for Assessing Biogenic CO 2 Emissions

From Stationary Sources along with an accompanying memo that generally supports carbon neutrality for biomass combustion, but left open the possibility that it may not always be characterized as carbon neutral.
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
Our markets are also affected by legislative and regulatory policies, such as U.S. tax rules allowing for deductions of mortgage interest and the mandate of government-sponsored entities like Freddie Mac and Fannie Mae to promote home ownership through mortgage guarantees on certain types of home loans. The Tax Act passed in the U.S. on December 22, 2017 made significant changes to some of these historical benefits of home ownership. The specific changes which could affect our markets are, among others, (i) a reduction of the maximum amount of home mortgage indebtedness for which a tax deduction for interest paid may be claimed from $1 million to $750,000, (ii) an elimination of the deduction for interest paid on home equity indebtedness, and (iii) a limitation on the amount of state and local taxes which may be deducted annually as itemized deductions which may limit certain individuals’ deduction for local property taxes. These changes to the tax code and any future policy changes may adversely impact demand for our products and have a material adverse effect on our business, financial condition, and results of operations.
Changes in legislation, regulation and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
The upcoming congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements; and changes to financial legislation and public company reporting requirements.
In addition, U.S. lawmakers have recently made substantial changes to U.S. fiscal and tax policies, including the adoption of the Tax Act. A variety of tax reforms that significantly impact U.S. taxation of multi-national corporations have recently taken effect through the passage of the Tax Act. These include, among others, reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of immediate cost recovery for capital investments, the limitation of the interest deduction, the limitation of certain deductions for executive compensation and changes to the international tax system, including the adoption of a territorial tax system and taxation of the accumulated foreign earnings of U.S. multinational corporations. The specific provisions of the Tax Act, while generally favorable to our U.S. operations, may have certain negative implications which could materially impact our financial performance. In accordance with SEC guidance, we have made provisional estimates of the effects of these tax law changes on our financial statements; however, specific guidance regarding certain aspects of the legislation have yet to be issued. This guidance, once issued, will likely require amendments to these estimates in future and could result in additional charges.
Finally, there are certain aspects of the Tax Act which do not take effect until our fiscal year 2018. These include, among others, the limitation on the deduction of net interest expense, the Global Intangible Low Tax Income and Base Erosion Anti Abuse Tax, and the limitation on executive compensation. We are still studying the effects of these new provisions on our future financial results, but these provisions may have material effects on our future performance.
Lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials increases the risk of potential liability under anti-bribery or anti-fraud legislation, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws and regulations.
We operate manufacturing facilities in 19 countries and sell our products in approximately 81 countries around the world. As a result of the international nature of our operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials in the ordinary course of business. In connection with these activities, we may be subject to anti-corruption laws in various jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the “FCPA”, the U.K. Bribery Act and other anti-bribery laws applicable to jurisdictions where we do business that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind, and require the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by agents in foreign countries where we operate, even though such parties are not always subject to our control. We have established anti-bribery policies and procedures and offer several channels for raising concerns in an effort to comply with the laws and regulations applicable to us. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business, financial condition, and results of operations.
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
Moreover, while we are not aware that any of our products or brands infringes upon the proprietary rights of others, third parties may make such claims in the future. From time to time, third parties may claim that we have infringed upon their intellectual property rights and we may receive notices from such third parties asserting such claims. Any such infringement claims are thoroughly investigated and, regardless of merit, could be time-consuming and result in costly litigation or damages, undermine the exclusivity and value of our brands, decrease sales, or require us to enter into royalty or licensing agreements that may not be on acceptable terms and that could have a material adverse effect on our business, financial condition, and results of operations.

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
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2017 for our U.S. pension plan were approximately $435.7 million and $95.9 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2017, our foreign defined benefit plans had unfunded pension liabilities of approximately $22.2 million and overfunded pension assets of approximately $1.9 million.
Under the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”, the U.S. Pension Benefit Guaranty Corporation, or the “PBGC”, also has the authority to terminate an underfunded tax-qualified U.S. pension plan under certain circumstances. In the event our tax-qualified U.S. pension plans were terminated by the PBGC, we could be liable to the PBGC for an amount that exceeds the underfunding disclosed in our consolidated financial statements. In addition, because our U.S. pension plan has unfunded obligations, if we have a substantial cessation of operations at a U.S. facility and, as a result of such cessation of operations an event under ERISA Section 4062(e) is triggered, additional liabilities that exceed the amounts disclosed in our consolidated financial statements could arise, including an obligation for us to provide additional contributions or alternative security for a period of time after such an event occurs. Any such action could have a material adverse effect on our business, financial condition, and results of operations.
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

Financial information regarding our indebtedness is included in Note 16 - Notes Payable and Long-Term Debt to our financial statements included in this Form 10-K.
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

•
increasing the risk of our failing to satisfy our obligations with respect to borrowings outstanding under our Credit Facilities and Senior Notes and/or being able to comply with the financial and operating covenants contained in our debt instruments, which could result in an event of default under the credit agreements governing our Credit Facilities and the agreements governing our other debt, including the indenture governing the Senior Notes, that, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations; and

•	increasing our cost of borrowing.
The credit agreements governing our Credit Facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us that may prevent us from capitalizing on business opportunities.
The credit agreements governing our Credit Facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	make certain loans or investments or restricted payments, including dividends to our shareholders;

•	repurchase or redeem capital stock;

•	engage in certain transactions with affiliates;

•	sell certain assets (including stock of subsidiaries) or merge with or into other companies; and

•	create or incur liens.
Under the terms of the ABL Facility, we will at times be required to comply with a specified fixed charge coverage ratio when the amount of certain unrestricted cash balances of the U.S. and Canadian loan parties plus the amount available for borrowing by the U.S. borrowers and Canadian borrowers is less than a specified amount. The Australia Senior Secured Credit Facility and Euro Revolving Facility also contain financial maintenance covenants. Our ability to meet the specified covenants could be affected by events beyond our control, and our failure to meet these covenants will result in an event of default as defined in the applicable facility.
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
Our failure to comply with the credit agreements governing our Credit Facilities and indenture governing the Senior Notes, including as a result of events beyond our control, could trigger events of default and acceleration of our indebtedness. Defaults under our debt agreements could have a material adverse effect on our business, financial condition, and results of operations.
If there were an event of default under the credit agreements governing our Credit Facilities, the indenture governing the Senior Notes, or other indebtedness that we may incur, the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. It is likely that our cash flows would not be sufficient to fully repay borrowings under our Credit Facilities and principal amount of the Senior Notes, if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our secured debt, the holders of such indebtedness may proceed against the collateral securing that indebtedness.
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
We may incur substantial additional indebtedness in the future. Although the covenants under the credit agreements governing our Credit Facilities and indenture governing the Senior Notes provide certain restrictions on our ability to incur additional debt, the terms of such agreements permit us to incur significant additional indebtedness. To the extent that we incur additional indebtedness, the risk associated with our substantial indebtedness described above, including our possible inability to service our indebtedness, will increase.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be highly volatile.
Our common stock has only been listed for public trading since January 27, 2017. Since that date, the price of our common stock, as reported by the NYSE, has ranged from a low of $24.95 on January 27, 2017 to a high of $42.27 on January 5, 2018. The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our common stock:

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
In addition, broad market and industry factors, including the trading prices of the securities of our publicly-traded competitors, may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies.
Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.
Because we publish earnings guidance, we are subject to a number of risks. Actual results may vary from the guidance we provide investors from time to time, such that our stock price may decline following, among other things, any earnings release or guidance that does not meet market expectations. It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. We have been in the past, and may be in the future, named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments.
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
Because Onex owns a substantial portion of our common stock, it may influence major corporate decisions and its interests may conflict with the interests of other holders of our common stock.
Onex beneficially owns approximately 32.9 million shares of our common stock representing approximately 31.0% of our outstanding shares. Although we are no longer a controlled company, Onex will continue to be able to influence matters requiring approval by our shareholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. They may also have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially and adversely affect the market price of our common stock. In addition, Onex may in the future own businesses that directly compete with ours. Further, for so long as Onex owns at least 5% of our outstanding shares, Onex has the right to purchase its pro rata portion of the primary shares offered in any future public offering. This right could result in Onex continuing to maintain a substantial ownership of our common stock.
Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving our Company.
Two of our twelve directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’ ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us, and other matters.
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
As a result of the completion of the secondary offering of our common stock on May 31, 2017, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, we continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders during a one-year transition period.
Because Onex no longer owns a majority of our common stock, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, we continue to qualify for, and may rely on, exemptions from certain corporate governance standards that would otherwise provide protection to our shareholders during a one-year transition period that ends May 31, 2018. The NYSE rules require that we (i) have at least one independent director on each of our governance and nominating committee and compensation committee by the date we ceased to qualify as a “controlled company”, (ii) have a majority of independent directors on each of our governance and nominating committee and compensation committee within 90 days of the date we ceased to qualify as a “controlled company”, and (iii) have a fully independent governance and nominating committee and compensation committee within one year of the date we ceased to qualify as a “controlled company”. We are also required to have a majority independent board of directors within one year of the date we ceased to qualify as a “controlled company” and to perform an annual performance evaluation of our governance and nominating and compensation committees. Our board of directors has determined that two of the three members of our governance and nominating committee, three of the four members of our compensation committee, all of the members of our audit committee and six of the twelve members of our board of directors are independent for purposes of the NYSE corporate governance standards.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002, and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002 and the NYSE and SEC rules and requirements. As a result, we have incurred and will continue to incur significant legal, regulatory, accounting, investor relations, and other costs that we did not incur as a private company. These requirements may also place a strain on our management, systems, and resources. The Exchange Act requires us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. As a public company, we are required to:

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
As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act. We are required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act with our Form 10-K for the fiscal year ended December 31, 2017 and will be required to include an auditor attestation on management’s internal controls report with our Form 10-K for the fiscal year ended December 31, 2018. If we fail to abide by the applicable requirements of Section 404, regulatory authorities, such as the SEC, might subject us to sanctions or investigation, and our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting pursuant to an audit of our controls. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Accordingly, our internal control over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.
During the preparation of our December 31, 2015 financial statements, we identified material weaknesses in our internal control over financial reporting, and while we have implemented additional controls since that time, these controls have not been in operation for a sufficient amount of time for us to conclude that these material weaknesses have been remediated as of December 31, 2017. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During 2015, we restructured how we manage our Europe business, which led to turnover in the accounting staff of our Europe operations. In addition, our tax department had significant turnover during 2015, leaving the department with recently hired personnel who were unfamiliar with our year-end closing process, which resulted in our tax department being unable to complete its standard fiscal year close work in a timely manner. As a result, our staff did not have adequate time to properly review the information provided to our registered public accounting firm as part of the audit. Our registered public accounting firm identified numerous errors in the schedules and disclosures provided to them during the audit process. While such errors were rectified prior to the completion of the 2015 audit, and there were no material misstatements identified in our disclosures or financial statements subsequent to year-end, management and our registered public accounting firm determined that (i) we did not operate controls to monitor the accuracy of income tax expense and related balance sheet accounts, including deferred income taxes, and (ii) we failed to operate controls to monitor the presentation and disclosure of income taxes. As a result of these material weaknesses, management determined that the ineffective controls over income tax accounting constituted material weaknesses.
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
The sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, including sales by Onex, could materially adversely affect the prevailing market price of our common stock. As of December 31, 2017, we had 105,990,483 shares of common stock outstanding.
Shares held by Onex and certain of our directors, officers and existing shareholders are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement (as defined below), each have the right, subject to certain conditions, to require us to register the sale of shares owned by such persons under the federal securities laws. By exercising their registration rights, and selling a large number of shares, these holders could cause the prevailing market price of our common stock to decline. In addition, shares issued or issuable upon exercise of options and vested RSUs will be eligible for sale from time to time.

In addition, as of December 31, 2017 we had 4,649,747 shares reserved for issuance pursuant to equity awards outstanding under our 2011 Stock Incentive Plan and 817,041 shares reserved for issuance pursuant to equity awards under our 2017 Omnibus Equity Plan. These shares have been registered by us on Form S-8 and, upon exercise of options and vesting of RSUs, will be eligible for sale from time to time or, will be eligible for sale immediately following exercise of such options.
Our employees, officers, and directors may elect to sell shares of our common stock in the public market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
The ESOP and the JELD-WEN, Inc. KSOP (“KSOP”), are designed as a tax-qualified retirement plans and employee stock ownership plans under the Code. Participants whose employment with us or our subsidiaries is terminated are entitled to receive distributions of accounts held under the ESOP and KSOP at specified times and in specified forms. In addition, each plan permits diversification of our common stock held in participants’ accounts. The ESOP and KSOP may sell shares in the open market to fund hardship distributions and diversifications or participants may sell shares received as part of their distributions. In the year ended December 31, 2017, 709,670 shares were either sold by the plans to cover cash distributions and diversifications or distributed to participants.
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
If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could decline.
The trading market for our common stock can be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Because we have no current plans to pay cash dividends on our shares of common stock, shareholders must rely on appreciation of the value of our common stock for any return on their investment.
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and have no current plans to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Facilities, Senior Notes and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to shareholders for the foreseeable future.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or the “DGCL”, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. Among other things, our restated certificate of incorporation and amended and restated bylaws:

•	divide our board of directors into three classes with staggered three-year terms;

•	limit the ability of shareholders to remove directors only “for cause”;

•	provide that our board of directors is expressly authorized to adopt, alter, or repeal our bylaws;

•	authorize the issuance of blank check preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	prohibit shareholder action by written consent, which requires all shareholder actions to be taken at a meeting of our shareholders;

•	prohibit our shareholders from calling a special meeting of shareholders ;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings; and

•	require the approval of holders of at least two-thirds of the outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.
We have also opted out of Section 203 of the DGCL, which, subject to some exceptions, prohibits business combinations between a Delaware corporation and an interested shareholder, which is generally defined as a shareholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the shareholder became an interested shareholder. At some time in the future, we may again be governed by Section 203. Section 203 could have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation provides, unless we consent to an alternative forum, that the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the U.S. District Court for the District of Delaware) shall be the exclusive forum for any claims, including claims on behalf of JWH, brought by a shareholder (i) that are based upon a violation of a duty by a current or former director or officer or shareholder in such capacity or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Because we are a holding company with no operations of our own, we rely on dividends, distributions, and transfers of funds from our subsidiaries and we could be harmed if such distributions were not made in the future.
We are a holding company that conducts all of our operations through subsidiaries and the majority of our operating income is derived from JWI, our main operating subsidiary. Consequently, we rely on dividends or advances from our subsidiaries. We have no current plans to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. The ability of such subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. Such laws and restrictions would restrict our ability to continue operations. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties

Our principal executive offices are located in Charlotte, North Carolina. We operate 123 manufacturing facilities, 22 distribution facilities, and 55 showrooms (which are often co-located with a manufacturing or distribution facility) located in 22 countries. In addition, we also own and lease other properties, including sales offices, closed facilities, and administrative office space in Klamath Falls, Oregon, which we own, as well as Charlotte, North Carolina; Birmingham, U.K.; and Sydney, Australia, each of which we lease. Our facilities in the U.S., Canada, St. Kitts, St. Maarten, Chile, Peru, and Mexico are used primarily for operations involving our North America segment; our facilities in the U.K., France, Austria, Switzerland, Hungary, Germany, Sweden, Denmark, Latvia, Estonia, Finland, and Russia are used primarily for operations involving our Europe segment; and our facilities in Australia, New Zealand, Malaysia, and Indonesia are used primarily for operations involving our Australasia segment.

	Manufacturing	Distribution	Showrooms
North America
United States	39	7	—
Canada	4	6	—
St. Kitts	—	1	—
Chile	1	—	—
Peru	1	—	—
Mexico	2	—	—
	47	14	—
Europe
United Kingdom	5	1	—
France	2	—	—
Austria	2	—	3
Croatia	—	—	1
Switzerland	1	—	3
Hungary	1	—	—
Germany	2	1	—
Sweden	3	—	—
Denmark	3	—	—
Latvia	3	—	—
Estonia	3	—	—
Finland	5	—	—
	30	2	7
Australasia
Australia	43	5	48
New Zealand	—	1	—
Indonesia	2	—	—
Malaysia	1
	46	6	48
Total JELD-WEN	123	22	55

Item 3 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management and based on the liability accruals provided, our ultimate exposure with respect to these lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons Litigation

We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract, and breach of warranty. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12,151,873 for past damages under both the Clayton Act and breach of contract claims and $46,480,581 in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. The court has not yet ruled on this issue.

We intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. Accordingly, we do not believe that a loss in this matter is probable and estimable, and therefore, we have not accrued a reserve for this loss contingency. However, if a judgment is entered in accordance with the verdict and is ultimately upheld after exhaustion of our appellate remedies, it could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and therefore it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously. Our claims against Steves and others in the Eastern District of Virginia related to misappropriation of trade secrets remain pending and are set for trial in April 2018. Our other claims remain pending in Bexar County, Texas, and are set for trial in October 2018.

Item 4 - Mine Safety Disclosures.

Not applicable.

PART II - OTHER INFORMATION

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our common stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock.

The following table sets forth the high and low sale prices per share of our common stock on the NYSE for the periods indicated:

	Market Price
Fiscal Year 2017	High	Low
First Quarter (from January 27, 2017)	$33.42	$24.95
Second Quarter	$34.95	$29.65
Third Quarter	$35.93	$27.61
Fourth Quarter	$40.25	$34.05
HOLDERS

As of February 27, 2018, there were 703 shareholders of record of our common stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers and other financial institutions.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to shareholders from January 27, 2017, the date our common shares became listed on the NYSE, through December 31, 2017, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 27, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
*$100 invested on 1/27/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/27/2017	3/31/2017	6/30/2017	9/30/2017	12/31/2017
JELD-WEN Holding, Inc.	$100.00	$125.77	$124.27	$135.99	$150.73
S&P 500	$100.00	$106.07	$109.34	$114.24	$121.83
S & P 1500 Building Products Index	$100.00	$101.36	$106.76	$106.55	$110.00
EQUITY COMPENSATION PLANS

See “Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
DIVIDENDS

In November 2016, we paid an aggregate cash dividend of approximately $73.8 million to holders of our then-outstanding common stock, approximately $0.9 million to holders of our then-outstanding Class B-1 Common Stock, and approximately $307 million to holders of our then-outstanding Series A Convertible Preferred Stock. The payment to holders of our outstanding Series A Convertible Preferred Stock represented payment for (i) preferred dividends accrued from May 31, 2016 through November 3, 2016 and (ii) a dividend on an as-if-converted-to common basis based on the original principal amount of the Series A Convertible Preferred Stock investment plus preferred dividends accrued through May 30, 2016. In conjunction with our IPO, these securities converted into shares of our Common Stock as described below in “Part II-Item 8. Financial Statements and Supplementary Data, Note 1 - Summary of Significant Accounting Policies, Stock Conversion and Initial Public Offering.”

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

The terms of our Corporate Credit Facilities were amended in July 2015 and November 2016 to permit the cash dividends described above, but the covenants of our existing or future indebtedness limit our ability to further pay dividends and make distributions to our shareholders. Our business is conducted through our subsidiaries and dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, and pay any dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries (which distributions may be restricted by the terms of our Corporate Credit Facilities and Senior Notes).
USE OF PROCEEDS FROM OUR PUBLIC OFFERING

On January 27, 2017, we sold an aggregate of 22,272,727 shares of our common stock at a price of $23.00 per share in our IPO. The offering closed on February 1, 2017, resulting in net proceeds of $472.4 million to us after deducting underwriters’ discounts and commissions of $32.0 million and other offering expenses of $7.9 million.

We used the proceeds to us from the IPO as follows: (i) to pay fees and expenses of approximately $7.9 million in connection with the IPO, (ii) to repay $375.0 million of indebtedness outstanding under our Term Loan Facility; and (iii) working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

We did not receive any of the proceeds from the sale of the shares of common stock sold in conjunction with our secondary offerings.
RECENT SALES OF UNREGISTERED SECURITIES

None.

Item 6 - Selected Financial Data
Our historical results are not necessarily indicative of the results expected for any future period. Since the year ended December 31, 2013, we have completed several acquisitions. See Acquisitions, included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The results of these acquired entities are included in our consolidated statements of operations for the periods subsequent to the respective acquisition date. During the fourth quarter of 2016, we released a valuation allowance in the U.S. totaling $278.4 million resulting in an increase in tax benefit and net income for the period. During the fourth quarter of 2017, the Tax Act lowered our U.S. federal tax rate which reduced the valuation of our net deferred tax assets, resulting in an additional tax expense of approximately $21.1 million. In addition, the Tax Act resulted in an additional estimated foreign repatriation tax charge of $11.3 million. See Note 18 - Income Taxes for further detail. Additionally, the results for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were revised to reflect the correction of certain errors, misclassifications and other accumulated misstatements as described in Note 36 - Revision of Prior Period Financial Statements.

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Net revenues	$3,763,934	$3,666,799	$3,381,060	$3,507,206	$3,456,539
Income (loss) from continuing operations, net of tax	7,152	376,714	91,390	(78,275)	(74,197)
Income (loss) per common share from continuing operations
Basic and Diluted	$0.00	$(0.90)	$(15.72)	$(8.75)	$(7.68)

Cash dividends per common share	$0.00	$4.09	$4.73	$0.00	$0.00
Other financial data:
Capital expenditures	$63,049	$79,497	$77,687	$70,846	$85,689
Depreciation and amortization	111,273	107,995	95,196	100,026	104,650
Adjusted EBITDA(1)	437,613	393,682	310,986	229,849	153,210
Consolidated balance sheet data:
Total assets	$2,862,940	$2,536,046	$2,182,373	$2,184,059	$2,290,897
Total debt	1,273,703	1,620,035	1,260,320	806,228	667,152
Redeemable convertible preferred stock	—	150,957	481,937	817,121	817,121
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

We define Adjusted EBITDA as net income (loss), eliminating the impact of the following items: loss from discontinued operations, net of tax; gain on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain (loss) on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring, debt refinancing, and the Onex Investment.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Net income (loss)	$10,791	$377,181	$90,918	$(84,109)	$(68,406)
Adjustments:
Loss from discontinued operations, net of tax	—	3,324	2,856	5,387	5,863
Gain on sale of discontinued operations, net of tax	—	—	—	—	(10,711)
Equity (earnings) loss of non-consolidated entities	(3,639)	(3,791)	(2,384)	447	(943)
Income tax (benefit) expense	138,603	(246,394)	(5,435)	18,942	1,142
Depreciation and amortization	111,273	107,995	95,196	100,026	104,650
Interest expense, net(a)	79,034	77,590	60,632	69,289	71,362
Impairment and restructuring charges(b)	13,057	18,353	31,031	38,645	44,413
Gain on sale of property and equipment	(299)	(3,275)	(416)	(23)	(3,039)
Share-based compensation expense	19,785	22,464	15,620	7,968	5,665
Non-cash foreign exchange transaction/translation (income) loss	(2,181)	5,734	2,697	(528)	(4,114)
Other non-cash items(c)	526	2,843	1,141	2,334	(68)
Other items(d)	47,000	30,585	18,893	20,278	7,284
Costs relating to debt restructuring, debt refinancing, and the Onex investment(e)	23,663	1,073	237	51,193	112
Adjusted EBITDA	$437,613	$393,682	$310,986	$229,849	$153,210
____________________________

(a)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges of $1, $4,506, $9,687, $257, and $2,409, for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively. These additional charges are primarily comprised of non-cash changes in inventory valuation reserves, such as excess and obsolete reserves. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 24 - Impairment and Restructuring Charges of Continuing Operations in our audited financial statements for the years ended December 31, 2017, 2016 and 2015.

(c)
Other non-cash items include, among other things, (i) charges of $439, $357, $893, $2,496, and $0, for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively, relating to (1) the fair value adjustment for inventory acquired as part of the acquisitions referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions” and (2) the impact of a change in how we capitalize overhead expenses in our valuation of inventory. In addition, other non-cash items include charges of $2,153 for the out-of-period European warranty liability adjustment for the year ended December 31, 2016.

(d)
Other items include: (i) in the year ended December 31, 2017, (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges, (3) $3,484 in acquisition costs not core to business activity, (4) $2,202 in secondary offering costs, (5) $754 in tax consulting fee, (6) $678 in legal entity consolidation costs, (7) $649 in taxes related to equity-based compensation (8) $578 in facility ramp down costs and (9) $(2,247) gain on settlement of contract escrow; (ii) in the year ended December 31, 2016, (1) $20,695 payment to holders of vested options and restricted shares in connection with the November 2016 dividend, (2) $3,721 of professional fees related to the IPO of our common stock, (3) $1,626 of acquisition costs, (4) $584 in legal costs associated with disposition of non-core properties, (5) $507 of dividend related costs, (6) $500 of costs related to the recruitment of executive management employees, (7) $450 in legal costs, and (8) $346 in Dooria plant closure costs; (iii) in the year ended December 31, 2015, (1) $11,446 payment to holders of vested options and restricted shares in connection with the July 2015 dividend described in Part II - Item 5. Dividends, (2) $5,510 related to a U.K. legal settlement, (3) $1,825 in acquisition costs, (4) $1,833 of recruitment costs related to the recruitment of executive management employees, and (5) $1,082 of legal costs related to non-core property disposal, partially offset by (6) ($5,678) of realized gain on foreign exchange hedges related to an intercompany loan; (iv) in the year ended December 31, 2014, (1) $5,000 legal settlement related to our ESOP plan, (2) $3,657 of legal costs associated with noncore property disposal, (3) $3,443 production ramp-down costs, (4) $2,769 of consulting fees in Europe, and (5) $1,250 of costs related to a prior acquisition; and (v) in the year ended December 31, 2013, (1) $2,869 of cash costs related to the delayed opening of our new Louisiana facility, (2) $774 of legal costs associated with non-core property disposal, (3) $582 related to the closure of our Marion, North Carolina facility, and (4) $458 of acquisition-related costs.

(e)
Included in the year ended December 31, 2017 is a loss on debt extinguishment of $23,262 associated with the refinancing of our term loan. Included in the year ended December 31, 2014 is a loss on debt extinguishment of $51,036 associated with the refinancing of our 12.25% secured notes.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
Liquidity and Capital Resources. This section contains an overview of our financing arrangements and provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business and sources and uses of our cash.

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

We operate 123 manufacturing facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.

In October 2011, Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity.

In February 2017, we closed on the offering of 28.75 million shares of our common stock at a public offering price of $23.00, resulting in net proceeds of $472.4 million after deducting underwriters’ discounts and commissions and other offering expenses. We used a portion of the net proceeds from the offering to repay $375.0 million of indebtedness outstanding under our Term Loan Facility, and used the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

In May 2017, we completed a secondary public offering of 16.1 million shares of our common stock, substantially all of which were owned by Onex, including the exercise of the over-allotment option. Following the completion of the secondary offering, Onex owned approximately 45% of our common stock.

In November 2017, we completed a secondary public offering of 14.4 million shares of our common stock, substantially all of which were owned by Onex, including the exercise of the over-allotment option. Following the completion of the secondary offering, Onex owned approximately 31.2% of our common stock.

Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 19 - Segment Information of our financial statements included elsewhere in this Form 10-K.
Acquisitions

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

In August 2017, we acquired MMI Door, headquartered in Sterling Heights, Michigan. MMI Door is a leading provider of doors and related value-added services in the Midwest region of the U.S. and is part of our North America segment. The acquisition complements our North America door business and allows us to improve service offerings and lead times to our channel partners.

In August 2017, we acquired the Kolder Group, headquartered in Smithfield, Australia. Kolder is a leading Australian provider of shower enclosures, closet systems, and related building products, with leading positions in both the commercial and residential markets. Kolder is part of our Australasia segment. The acquisition significantly enhances our existing Australian capabilities in glass shower enclosures and built-in closet systems, and supports our strategy to build leadership positions in attractive markets.

We paid an aggregate of approximately $304.0 million in cash (net of cash acquired) for the 2015, 2016 and 2017 acquisitions.

In October 2017, we signed a definitive agreement to acquire Domoferm from holding company Domoferm International GmbH. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets. Domoferm is based in Gänserndorf, Austria, with four manufacturing sites in Austria, Germany, and the Czech Republic. On February 19, 2018, we closed the transaction. Domoferm is now part of our Europe segment. We expect the acquisition to add approximately €110 million in annualized revenue in 2018.

In February 2018, we acquired A&L Windows Pty Ltd (“A&L”), a leading Australian manufacturer of residential aluminum windows and patio doors. A&L has a network of manufacturing facilities and showrooms across the eastern seaboard of Australia which we expect will deliver synergies through operational savings from the implementation of JEM and by leveraging the benefits of our combined supply chain. A&L is now part of our Australasia segment.

In February 2018, we signed a purchase agreement to acquire American Building Supply, Inc. (“ABS”), a premier supplier of value-added services for the millwork industry located in Sacramento, California. We expect the transaction to close in the first quarter of 2018, subject to customary closing conditions. ABS will be part of our North America segment.

For additional information on acquisition activity, see Note 2 - Acquisitions.
Factors and Trends Affecting Our Business
Drivers of Net Revenues
The key components of our net revenues include core net revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions made within the prior twelve months, and the impact of foreign exchange. Our core net revenues are impacted by the relative and fluctuating currency values in the geographies in which we operate, which we refer to as the impact of foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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

Product Pricing and Volume/Mix
The price and mix of products that we sell are important drivers of our net revenues and net income. Under the heading “-Results of Operations” references to (i) “pricing” refer to the impact of price increases or decreases, as applicable, for particular products between periods and (ii) “volume/mix” refer to the combined impact of both the number of products we sell in a particular period and the types of products sold, in each case, on net revenues and net income. While we operate in competitive markets, pricing discipline is an important element of our strategy to achieve profitable growth through improved margins. Our strategies also include incentivizing our channel partners to sell our higher margin products, and we believe a renewed focus on innovation and the development of new technologies will increase our sales volumes and the overall profitability of our product mix.
Changes in pricing trends for our products can have a material impact on our operations. During and immediately after the global financial crisis, our net revenues were negatively impacted by decreased demand and an increasingly competitive environment, resulting in unfavorable pricing trends, particularly in the North American door market. Furthermore, prior to our current senior executive team joining the Company, we often pursued a strategy in North America of pricing our products on an incremental contribution margin basis in an effort to grow volumes and generate operating leverage, which often led to competing on price and an inadequate return on our invested capital. In early 2014, our management team began to strategically change our pricing strategy in several key areas. First, we focused on making strategic pricing decisions based on analysis of customer and product level profitability to restore profitability to underperforming lines of business. Second, we increased our emphasis on pricing optimization. As a result, our operations during 2014 and 2015 benefited from improved pricing, particularly in North America, where pricing returned to close to pre-crisis levels in some product lines across some market channels. Going forward, if the housing market continues to grow and economic factors remain positive, we believe that we will continue to benefit from a positive pricing environment. However, we do not believe the future benefits will be as significant as the pricing improvements we experienced during the 2013 to 2015 period.
Cost Reduction Initiatives
Prior to the ongoing operational transformation being executed by our senior executive team, our operations were managed in a decentralized manner with varying degrees of emphasis on cost efficiency and limited focus on continuous improvement or strategic sourcing. Our management team has a proven track record of implementing operational excellence programs at some of the world’s leading industrial manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence program include:

•	reducing labor, overtime, and waste costs by optimizing manufacturing processes;

•
reducing or minimizing increases in material costs through strategic global sourcing and value-added re-engineering of components, in part by leveraging our significant spend and the global nature of our purchases; and

•	reducing warranty costs by improving quality.
We are in the early stages of implementing our strategic initiatives, including JEM, to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, as well as plant closures and consolidations, headcount reductions, and various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
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
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. In the year ended December 31, 2017 compared to the year ended December 31, 2016, the depreciation of the U.S. dollar relative to the reporting currencies of our foreign subsidiaries resulted in higher reported results in such foreign reporting entities. In particular, the exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2017 compared to the year ended December 31, 2016 reflected, on average, the U.S. dollar weakening against the Euro, Australian dollar, and Canadian dollar by 2%, 3%, and 2%, respectively. See Item 1A- Risk Factors- Risks Relating to Our Business and Industry, Item 1A- Risk Factors- Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.
Public Company Costs
Following our IPO, we have incurred, and will continue to incur, additional legal, accounting, board compensation, and other expenses that we did not previously incur, including costs associated with SEC, reporting and corporate governance requirements, and other requirements associated with operating as a public company. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our financial statements following our IPO reflect the impact of these expenses.
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

In addition, an appropriate portion of each of the insurance and benefits, supervision and tax expenses are allocated to SG&A expenses.
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
Interest Expense, Net
Interest expense, net relates primarily to interest payments on our then-outstanding credit facilities (and debt securities) as well as amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the applicable facility using the effective interest method. For additional details, see Note 16 - Notes Payable and Long-Term Debt in our financial statements for the year ended December 31, 2017 included elsewhere in this Form 10-K.
Other Income (Expense), Net
Other income (expense), net includes profit and losses related to various miscellaneous non-operating expenses including loss on extinguishment of debt and certain foreign currency related gains and losses.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2017, our federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,450.1 million in the aggregate and $106.5 million of such NOL carryforwards do not expire.
The Tax Act passed in December 2017 had significant effects on our financial statements, some of which we are still quantifying. In accordance with Staff Accounting Bulletin #118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we have made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us. We will finalize our accounting for the effects of the Tax Act over the twelve-month period ending December 22, 2018. Any adjustments to our provisional estimates will be recorded as a component of continuing operations. For additional details, see Note 18 - Income Taxes in our financial statements for the year ended December 31, 2017 included elsewhere in this Form 10-K.

Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results for the years ended December 31, 2016 and December 31, 2015 have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 36 - Revision of Prior Period Financial Statements.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	December 31, 2017		December 31, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,763,934	100.0%	$3,666,799	100.0%
Cost of sales	2,915,736	77.5%	2,892,248	78.9%
Gross margin	848,198	22.5%	774,551	21.1%
Selling, general and administrative	585,074	15.5%	565,619	15.4%
Impairment and restructuring charges	13,056	0.3%	13,847	0.4%
Operating income	250,068	6.6%	195,085	5.3%
Interest expense, net	79,034	2.1%	77,590	2.1%
Other expense (income)	25,279	0.7%	(12,825)	(0.3)%
Income before taxes, equity earnings and discontinued operations	145,755	3.9%	130,320	3.6%
Income tax expense (benefit)	138,603	3.7%	(246,394)	(6.7)%
Income from continuing operations, net of tax	7,152	0.2%	376,714	10.3%
Equity earnings of non-consolidated entities	3,639	0.1%	3,791	0.1%
Loss from discontinued operations, net of tax	—	—%	(3,324)	(0.1)%
Net income	$10,791	0.3%	$377,181	10.3%
Consolidated Results

Net Revenues – Net revenues increased $97.1 million, or 2.6%, to $3,763.9 million in the year ended December 31, 2017 from $3,666.8 million in the year ended December 31, 2016. The increase in net revenues was primarily due to our recent acquisitions which provided a 2% increase as well as a favorable foreign exchange impact of 1%. Our core net revenues were unchanged with a 1% benefit from pricing offset by a 1% decrease in volume/mix.

Gross Margin – Gross margin increased $73.6 million, or 9.5%, to $848.2 million in the year ended December 31, 2017 from $774.6 million in the year ended December 31, 2016. Gross margin as a percentage of net revenues was 22.5% in the year ended December 31, 2017 and 21.1% in the year ended December 31, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost savings initiatives and contribution from recent acquisitions, partially offset by operational inefficiencies in our North American windows business.

SG&A Expense – SG&A expense increased $19.5 million, or 3.4%, to $585.1 million in the year ended December 31, 2017 from $565.6 million in the year ended December 31, 2016. SG&A expense as a percentage of net revenues was 15.5% for the year ended December 31, 2017 and 15.4% for the year ended December 31, 2016. The increase in SG&A expense was primarily due to increased professional fees, costs associated with our IPO and secondary offerings, SG&A expense associated with our recent acquisitions, and increased wages, partially offset by a decrease in share-based compensation associated with the 2016 Dividend.

Impairment and Restructuring Charges – Impairment and restructuring charges decreased $0.8 million, or 5.7%, to $13.1 million in the year ended December 31, 2017 from $13.8 million in the year ended December 31, 2016. The charges in the year ended December 31, 2017 consisted primarily of a reduction in workforce in our North American segment as well as ongoing restructuring costs in our Europe segment. The charges for the year ended December 31, 2016 consisted primarily of ongoing personnel restructuring in our Europe and North America segment.

Interest Expense, Net – Interest expense, net increased $1.4 million, or 1.9%, to $79.0 million in the year ended December 31, 2017 from $77.6 million in the year ended December 31, 2016. The increase was primarily due to interest expense resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO. In addition, interest expense increased due to higher long-term debt levels for the first month of the period as a result of borrowings of $375.0 million under our Term Loan Facility, partially offset by reductions in the applicable margin which became effective in March 2017 and December 2017.

Other Expense (Income) – Other expense increased $38.1 million, to a $25.3 million expense in the year ended December 31, 2017 from income of $12.8 million in the year ended December 31, 2016. The expense in the year ended December 31, 2017 was primarily of loss on the extinguishment of debt of $23.3 million associated with our Term Loan, foreign currency losses of $10.4 million, partially offset by a contract settlement of $2.2 million and legal settlement income of $2.5 million. Income in the year ended December 31, 2016 primarily consisted of $8.4 million received in a confidential settlement agreement on a commercial matter in our North America segment.

Income Taxes – On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 results and will continue to materially affect our financial results in the future. The direct impacts were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional non-cash tax expense totaling approximately $21.1 million. The one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. While this repatriation tax is measured as of December 31, 2017, taxpayers can pay the tax over an 8-year period resulting in an increase to our non-current liabilities.

During the fourth quarter, the Company undertook certain transactions which involved the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We have recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.

While we have recorded provisional estimates of the tax impact of the above transactions as of December 31, 2017 based on information available to us, we have not yet completed our full analysis of the net effects of the Tax Act. The final net effects of the Tax Act may differ, possibly materially, due to many factors including, among other things, i) adjustments to historic foreign earnings and profits or the associated tax credit pools which are significant factors in the calculation of the repatriation tax, ii) changes in interpretations and assumptions that we have made, and iii) related accounting policy decisions we may take. Most significantly, definitive guidance and regulations surrounding the implementation of the provisions in the Tax Act and, specifically, the interactions of these provisions with the other transactions outlined above have not been issued to date. This guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our financial statements. We will complete our analysis over a one-year measurement period as outlined in Staff Accounting Bulletin #118 issued by the SEC in December 2017, and any adjustments during this measurement period will be recorded in earnings from continuing operations.

Income tax expense in the year ended December 31, 2017 was $138.6 million, compared to a $246.4 million benefit in the year ended December 31, 2016. The effective tax rate in the year ended December 31, 2017 was 95.1% compared to an effective tax rate of (189.1)% in the year ended December 31, 2016. The prior year tax benefit of $246.4 million was due primarily to the net release of our valuation allowance of $236.5 million

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	December 31, 2016		December 31, 2015
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,666,799	100.0%	$3,381,060	100.0%
Cost of sales	2,892,248	78.9%	2,721,341	80.5%
Gross margin	774,551	21.1%	659,719	19.5%
Selling, general and administrative	565,619	15.4%	505,910	15.0%
Impairment and restructuring charges	13,847	0.4%	21,342	0.6%
Operating income	195,085	5.3%	132,467	3.9%
Interest expense, net	77,590	2.1%	60,632	1.8%
Other expense (income)	(12,825)	(0.3)%	(14,120)	(0.4)%
Income before taxes, equity earnings and discontinued operations	130,320	3.6%	85,955	2.5%
Income tax benefit	(246,394)	(6.7)%	(5,435)	(0.2)%
Income from continuing operations, net of tax	376,714	10.3%	91,390	2.7%
Equity earnings of non-consolidated entities	3,791	0.1%	2,384	0.1%
Loss from discontinued operations, net of tax	(3,324)	(0.1)%	(2,856)	(0.1)%
Net income	$377,181	10.3%	$90,918	2.7%
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

Gross Margin—Gross margin increased $114.8 million, or 17.4%, to $774.6 million in the year ended December 31, 2016 from $659.7 million in the year ended December 31, 2015. Gross margin as a percentage of net revenues was 21.1% in the year ended December 31, 2016 and 19.5% in the year ended December 31, 2015. The increases in gross margin and gross margin percentage were due to acquisitions, price increases, and cost out initiatives, partially offset by the weakening of the British pound, Canadian dollar and the Australian dollar in the current period which resulted in an unfavorable translation impact of $3.7 million.

SG&A Expense—SG&A expense increased $59.7 million, or 11.8%, to $565.6 million in the year ended December 31, 2016 from $505.9 million in the year ended December 31, 2015. SG&A expense as a percentage of net revenues was 15.4% for the year ended December 31, 2016 and 15.0% for the year ended December 31, 2015. The increases in SG&A expense and SG&A expense percentage were primarily due to SG&A expense associated with our recent acquisitions, share based compensation expense and other payments related to our November 2016 dividend recapitalization transactions, and professional fees related to the IPO process. Partially offsetting these increases was a favorable translation impact of $5.8 million due to the weakening of the British pound, Canadian dollar and the Australian dollar in the current period.

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

Interest Expense, Net—Interest expense, net increased $17.0 million, or 28.0%, to an expense of $77.6 million in the year ended December 31, 2016 from an expense of $60.6 million in the year ended December 31, 2015. The increase was primarily due to the full period impact of the incremental interest expense associated with the $480.0 million and $375.0 million of incremental term loans borrowed in July 2015 and November 2016, respectively.

Income Taxes—Income tax benefit in the year ended December 31, 2016 was $246.4 million, compared to a benefit of $5.4 million in the year ended December 31, 2015. The effective tax rate in the year ended December 31, 2016 was (189.1)% compared to an effective tax rate of (6.3)% in the year ended December 31, 2015. The increased tax benefit of $241.0 million was due primarily to a release of a valuation allowance in the U.S. and U.K. totaling $272.3 million in the year ended December 31, 2016 compared to a $19.6 million release of certain foreign subsidiaries' valuation allowance in the year ended December 31, 2015. This increase in benefit was offset by an increase in current tax expense of $4.5 million attributable to the earnings mix.
Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), eliminating the impact of the following items: loss from discontinued operations, net of tax; gain on sale of discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring, debt refinancing, and the Onex Investment. For additional information on segment Adjusted EBITDA, see Note 19 - Segment Information to our financial statements included in this Form 10-K.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

(dollars in thousands)	December 31, 2017	December 31, 2016
Net revenues from external customers			% Variance
North America	$2,158,083	$2,149,168	0.4%
Europe	1,042,767	1,008,729	3.4%
Australasia	563,084	508,902	10.6%
Total Consolidated	$3,763,934	$3,666,799	2.6%
Percentage of total consolidated net revenues
North America	57.3%	58.6%
Europe	27.7%	27.5%
Australasia	15.0%	13.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$273,594	$251,831	8.6%
Europe	132,929	122,574	8.4%
Australasia	74,706	59,519	25.5%
Corporate and Unallocated costs	(43,616)	(40,242)	8.4%
Total Consolidated	$437,613	$393,682	11.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.7%	11.7%
Europe	12.7%	12.2%
Australasia	13.3%	11.7%
Total Consolidated	11.6%	10.7%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 19 - Segment Information.

North America
Net revenues in North America increased $8.9 million, or 0.4%, to $2,158.1 million in the year ended December 31, 2017 from $2,149.2 million in the year ended December 31, 2016. The increase in net revenues was primarily due to the acquisition of MMI Door which provided a 2% increase. This was partially offset by a decrease in core net revenues of 1% comprised of favorable pricing of 2%, offset by a decrease in volume/mix of 3%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida and reduced volume in our windows business.

Adjusted EBITDA in North America increased $21.8 million, or 8.6%, to $273.6 million in the year ended December 31, 2017 from $251.8 million in the year ended December 31, 2016. The increase in Adjusted EBITDA was due to the acquisition of MMI Door, as well as favorable pricing and cost saving initiatives, partially offset by operational inefficiencies in our windows business.

Europe
Net revenues in Europe increased $34.0 million, or 3.4%, to $1,042.8 million in the year ended December 31, 2017 from $1,008.7 million in the year ended December 31, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 2% which was comprised of an increase in volume/mix of approximately 1%, and favorable pricing of approximately 1%. The acquisition of Mattiovi provided an additional 1% increase.

Adjusted EBITDA in Europe increased $10.4 million, or 8.4%, to $132.9 million in the year ended December 31, 2017 from $122.6 million in the year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due to the additional shipping days in the first quarter of 2017, favorable pricing, our Mattiovi acquisition and our cost saving initiatives.

Australasia
Net revenues in Australasia increased $54.2 million, or 10.6%, to $563.1 million in the year ended December 31, 2017 from $508.9 million in the year ended December 31, 2016. The increase in net revenues was primarily due to the acquisitions of Trend, Breezway and Kolder which provided a 7% increase in net revenues. Core net revenues increased 1%, primarily due to favorable pricing of 1%. Favorable foreign exchange rates added an additional 3% increase in net revenues.

Adjusted EBITDA in Australasia increased $15.2 million, or 25.5%, to $74.7 million in the year ended December 31, 2017 from $59.5 million in the year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due to the acquisitions of Trend, Breezway and Kolder as well as our pricing initiatives, and favorable foreign exchange impact.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

(dollars in thousands)	December 31, 2016	December 31, 2015
Net revenues from external customers			% Variance
North America	$2,149,168	$2,015,715	6.6%
Europe	1,008,729	996,014	1.3%
Australasia	508,902	369,331	37.8%
Total Consolidated	$3,666,799	$3,381,060	8.5%
Percentage of total consolidated net revenues
North America	58.6%	59.6%
Europe	27.5%	29.5%
Australasia	13.9%	10.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$251,831	$201,660	24.9%
Europe	122,574	99,540	23.1%
Australasia	59,519	40,453	47.1%
Corporate and Unallocated costs	(40,242)	(30,667)	31.2%
Total Consolidated	$393,682	$310,986	26.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.7%	10.0%
Europe	12.2%	10.0%
Australasia	11.7%	11.0%
Total Consolidated	10.7%	9.2%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 19 - Segment Information.

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
Liquidity and Capital Resources
Overview

We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and Senior Notes. As of December 31, 2017, we had total liquidity (a non-GAAP measure) of $512.2 million, which included $220.2 million in cash, $232.4 million available for borrowing under the ABL Facility, AUD $17.0 million ($13.3 million) available for borrowing under the Australia Senior Secured Credit Facility, and €38.7 million ($46.3 million) available for borrowing under the Euro Revolving Facility. This compares to total liquidity of $381.9 million as of December 31, 2016. The increase in total liquidity at December 31, 2017 compared to December 31, 2016 was primarily due to the retained portion of net proceeds of $472.4 million from the IPO, as well as cash provided by operations.

As of December 31, 2017, our cash balances, including $36.1 million of restricted cash, consisted of $69.4 million in the U.S. and $186.8 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

We may, from time to time, refinance, reprice, extend, retire or otherwise modify our outstanding debt to lower our interest payments, reduce our debt or otherwise improve our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, re-priced, extended, retired or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if revolving credit facilities were fully drawn) would have increased or decreased our interest expense by $8.5 million for the twelve months ended December 31, 2017.
Borrowings and Refinancings
In July 2015 and November 2016, we borrowed an additional $480 million and $375 million, respectively, under the Corporate Credit Facilities primarily to fund distributions to our shareholders. On February 6, 2017, we repaid $375 million under our Corporate Credit Facilities. On March 7, 2017, we amended the Term Loan Facility to reduce the interest rate applicable to all outstanding terms loans. In December 2017, we re-priced and amended the Term Loan Facility, issued $800.0 million of unsecured Senior Notes and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Accordingly, our results have been and will be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See Note 16 - Notes Payable and Long-Term Debt for further details.

Cash Flows

The following table summarizes the changes to our cash flows for the years ended December 31:

(amounts in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$265,793	$201,655
Investing activities	(189,793)	(156,782)
Financing activities	64,090	(52,001)
Effect of changes in exchange rates on cash and cash equivalents	12,692	(3,697)
Net change in cash and cash equivalents	$152,782	$(10,825)

Cash Flow from Operations

Net cash provided by operating activities increased $64.1 million to $265.8 million in the twelve months ended December 31, 2017 from $201.7 million in the twelve months ended December 31, 2016. This increase was primarily due to improved profitability and the impact of acquisitions, partially offset by increased inventory levels.

Cash Flow from Investing Activities

Net cash used in investing activities increased $33.0 million to $189.8 million in the twelve months ended December 31, 2017 from $156.8 million in the twelve months ended December 31, 2016. The increase was primarily due to acquisitions during the year, partly offset by reduction in capital expenditures compared to the prior period due to the completion of the glass plant in Australia in January 2017.

Cash Flow from Financing Activities

Net cash provided by financing activities was $64.1 million in the twelve months ended December 31, 2017 and was comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to partially repay outstanding debt.

Net cash used in financing activities in the twelve months ended December 31, 2016 was $52.0 million and was comprised primarily of payments related to the settlement of indemnification claims under the 2011 and 2012 Stock Purchase Agreements with Onex, offset by $16.1 million of short-term and long-term debt borrowings as well as $2.3 million in employee note repayment.
Holding Company Status

We are a holding company that conducts all of our operations through subsidiaries. The majority of our operating income is derived from JWI, our main operating subsidiary. Consequently, we rely on dividends or advances from our subsidiaries. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our Credit Facilities and the Senior Notes.

The Euro Revolving Facility and Australia Senior Secured Credit Facility contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to us. Obligors under the Euro Revolving Facility may pay dividends only out of available cash flow and only while no default is continuing under such agreement. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. The amount of our consolidated net assets that were available to be distributed under these financing arrangements as of December 31, 2017 was $349.8 million. For further information regarding the Euro Revolving Facility and the Australia Senior Secured Credit Facility, see Note 16 - Notes Payable and Long-Term Debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,263,413	$6,009	$9,012	$8,746	$1,239,646
Capital lease obligations(2)	30,017	2,761	4,286	2,879	20,091
Operating lease obligations	122,284	33,549	42,758	21,263	24,714
Purchase obligations(3)	1,196	683	513	—	—
Interest on long-term debt obligations(4)	488,264	56,866	112,998	112,159	206,241
Totals:	$1,905,174	$99,868	$169,567	$145,047	$1,490,692
____________________________

(1)
Not included in the table above are our unfunded pension liabilities totaling $118.1 million and uncertain tax position liabilities of $14.5 million as of December 31, 2017, for which the timing of payment is unknown.

(2)
Capital lease obligations include a build-to-suit arrangement for a corporate headquarters facility in Charlotte. See Note 7 - Property and Equipment, Net, in our annual consolidated financial statements included elsewhere in this Form 10-K.

(3)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction. The obligation reflected in the table relates primarily to a raw materials purchase agreement.

(4)
Interest on long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2017, taking into account scheduled maturities and amortization payments and includes interest on the build-to-suit arrangement noted above.

Critical Accounting Policies and Estimates

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates. Our significant accounting policies are fully disclosed in our annual consolidated financial statements included elsewhere in this Form 10-K. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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

Acquisitions

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the fair value of the acquired assets exceeds the purchase price the difference is recorded as a bargain purchase in other income (expense). Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the comparative consolidated financial statements in the period in which the adjustment amount will be determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions.
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
Inventories

Inventories are valued at the lower of cost or market or net realizable value and are determined by the FIFO or average cost methods. We record provisions to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.
Intangible Assets

Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives that typically range from 5 to 40 years. The lives of definite lived intangible assets are reviewed and reduced if necessary whenever changes in their planned use occur. Legal and registration costs related to internally developed patents and trademarks are capitalized and amortized over the lesser of their expected useful life or the legal patent life. We review the carrying value of intangible assets to assess their recoverability when facts and circumstances indicate that the carrying value may not be recoverable.
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

As of December 31, 2017, the fair value of our North America, Europe and Australasia reporting units would have to decline by approximately 74%, 58% and 44%, respectively, to be considered for potential impairment.
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
Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate both the positive and negative evidence that is relevant in assessing whether we will realize the deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. This projected realization is directly related to our future projections of the performance of our business and management’s planning initiatives at any point in time. As a result, valuation allowances are subject to change as proven business trends and planning initiatives develop.

The Tax Act passed in December 2017 had significant effects on our financial statements, some of which we are still quantifying. In accordance with Staff Accounting Bulletin No.118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we have made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us. We will finalize our accounting for the effects of the Tax Act over the twelve-month period ending December 22, 2018. Any adjustments to our provisional estimates will be recorded as a component of continuing operations.

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
Derivative Financial Instruments

We utilize derivative financial instruments to manage foreign currency exposures related to subsidiaries that operate outside the U.S. and use their local currency as the functional currency. We record all derivative instruments in the consolidated balance sheets at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met and we elect hedge accounting prior to entering into the derivative. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in consolidated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings. At the inception of a fair value or cash flow hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, we assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized in our consolidated statements of operations.
Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential losses for legal claims. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.
Share-based Compensation Plan

We have share-based compensation plans that provide for compensation to employees through various grants of share-based instruments. We apply the fair value method of accounting using the Black-Scholes option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for RSU awarded is based on the fair value of the RSU at the date of grant. Compensation expense is recorded in the consolidated statements of operations and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, and estimated risk-free rate and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate. For stock options granted, we prepare the valuations with the assistance of a third-party valuation firm, utilizing approaches and methodologies consistent with the AICPA Practice Aid.

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

The discount rate used to determine the benefit obligations was computed through a projected benefit cash flow model. This approach determines the discount rate as the rate that equates the present value of the cash flows (determined using that single rate) to the present value of the cash flows where each cash flows' present value is determined using the spot rates from the December 31, 2017 Citigroup Pension Discount Curve.

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 3.47% at December 31, 2017 from 4.00% at December 31, 2016. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2017 by approximately $15.1 million and would increase estimated fiscal year 2018 expense by approximately $1.3 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2017 by approximately $14.3 million and would decrease estimated fiscal year 2018 expense by approximately $1.4 million.

We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would have decreased or increased, respectively, 2018 net periodic pension expense by approximately $3.3 million.

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
Exchange Rate Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts and swaps to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts, with a total notional amount of $124.5 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $76.3 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $121 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
By using derivative financial instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. Our derivative instruments do not contain credit risk related contingent features.
Interest Rate Risk
We are subject to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate swaps when we deem it to be appropriate. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would be based on the difference between outstanding variable rate debt and the notional amount of any interest rate swaps. We assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as any offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.
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
Item 8 - Financial Statements

See Index to Consolidated Financial Statement beginning on page F-1 of the Form 10-K.
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2017 due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Form 10-K for the year ended December 31, 2016, management determined that (i) it failed to resource the tax department with the appropriate complement of people, skills, and training to adequately perform the controls in place as intended by their design; (ii) as a result, it did not operate controls to monitor the accuracy of income tax expense and related balance sheet accounts, including deferred income taxes; and (iii) it failed to operate controls to monitor the presentation and disclosure of income taxes. These material weaknesses resulted in the revision of the December 31, 2016 financial statements as disclosed in Note 36 - Revision of Prior Period Financial Statements to our consolidated financial statements included in this 2017 Annual Report on Form 10-K. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation Plan for Material Weaknesses

In order to address the material weaknesses related to income taxes described in the Company’s 2016 Annual Report on Form 10-K, the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses mentioned above. The remediation plan included the following:

•Engaged a third party to review our tax provision processes and recommend process enhancements;
•Implemented the enhancements to the quarterly and annual provision processes as recommended by the third party;
•Redesigned controls related to the accounting for income tax process;

•	Undertook extensive training for key personnel in each reporting jurisdiction on ASC 740 reporting requirements and our redesigned processes;
•Engaged a third party to review our quarterly and annual tax calculations;

•	Hired experienced resources with backgrounds in accounting for income taxes as well as public company experience; and
•Implemented a tax reporting software solution enhancing our internal reporting requirements.

While operating the improved processes and controls to prepare the 2017 tax provision, management identified certain errors during 2017 related to prior periods as described in Note 36- Revision of Prior Period Financial Statements to the consolidated financial statements included in the 2017 Annual Report on Form 10-K.

While management believes that it now has the requisite personnel to operate the controls in the tax function as designed and maintain internal control over financial reporting related to accounting for income taxes, management has determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively.

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weaknesses described above will continue to exist until the controls described above have had sufficient time for management to conclude that they are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B - Other Information.

None.

Item 10 - Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of the Company to be held on April 26, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11 - Executive Compensation.

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of the Company to be held on April 26, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	5,489,036(2)	$14.56	6,669,624(4)
Equity compensation plans not approved by security holders	—	—	—
Total	5,489,036	$14.56	6,669,624

(1)	Consists of shares underlying 4,926,668 stock options, and 562,368 RSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

(2)	Includes stock options and RSUs that are outstanding.

(3)	Excludes RSUs, which have no exercise price.

(4)	Number of securities remaining for future issuances includes only shares available under the 2017 Omnibus Equity Plan.

Additional information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of the Company to be held on April 26, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of the Company to be held on April 26, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14 - Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of the Company to be held on April 26, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 15 - Exhibits and Financial Statement Schedules.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 3, 2017
3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017
4.1	Specimen Common Stock Certificate of JELD-WEN Holding Inc.	S-1/A	333-211761	4.1	January 5, 2017
4.2	Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated January 24, 2017.	10-K	001-38000	4.2	March 3, 2017
4.3	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated May 12, 2017.	S-1	333-221538	4.3	May 15, 2017
4.4	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated November 12, 2017.	S-1	333-221538	4.4	November 13, 2017
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.6	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.8	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.9	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.10	Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto, dated August 30, 2012.	S-1/A	333-211761	10.3	December 16, 2016
10.11	Amendment to Stock Purchase Agreements, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated April 3, 2013.	S-1/A	333-211761	10.3.1	December 16, 2016
10.12	Amendment to Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.3.2	December 16, 2016
10.13	Form of Joinder to Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto.	S-1/A	333-211761	10.3.3	December 16, 2016
10.14	Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC and 1597257 Ontario Inc., dated July 29, 2011.	S-1/A	333-211761	10.4	December 16, 2016
10.15	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated September 1, 2011.	S-1/A	333-211761	10.4.1	December 16, 2016
10.16	Amendment to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.4.2	December 16, 2016
10.17+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated May 31, 2016.	S-1/A	333-211761	10.6	December 16, 2016
10.18+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.19+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.20+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016
10.21+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.9	December 16, 2016
10.22+	Employment Agreement, by and between JELD-WEN Holding, Inc., JELD-WEN, Inc. and Mark A. Beck, dated November 10, 2015.	S-1/A	333-211761	10.11	January 5, 2017
10.23+	Management Employment Agreement, by and between JELD-WEN, Inc. and Kirk S. Hachigian, dated March 31, 2014.	S-1/A	333-211761	10.12	January 5, 2017
10.24+	Termination of Management Employment Agreement, by and between JELD-WEN, Inc. and Kirk S. Hachigian, dated December 30, 2016.	S-1/A	333-211761	10.12.1	January 5, 2017
10.25+	Management Employment Agreement, by and between JELD-WEN, Inc. and L. Brooks Mallard, dated October 30, 2014.	S-1/A	333-211761	10.13	January 5, 2017
10.26+	Management Employment Agreement, by and between JELD-WEN, Inc. and John Dinger, dated November 30, 2015.	S-1/A	333-211761	10.14	January 5, 2017
10.27+	Management Employment Agreement, by and between JELD-WEN Holding, Inc., JELD-WEN, Inc. and Laura Doerre, dated September 6, 2016.	S-1/A	333-211761	10.15	January 5, 2017
10.28+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of Mark A. Beck, L. Brooks Mallard, and Laura W. Doerre, effective August 7, 2017.	10-Q	001-38000	10.1	August 8, 2017
10.29+	Executive Employment Agreement between JELD-WEN Holding, Inc. and John A. Dinger, effective August 7, 2017.	10-Q	001-38000	10.2	August 8, 2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.30+	Letter Agreement, by and between JELD-WEN, Inc. and Laura Doerre, dated July 25, 2016.	S-1/A	333-211761	10.15.1	January 5, 2017
10.31+	Form of Management Transition Agreement.	S-1/A	333-211761	10.16	January 5, 2017
10.32+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.17	January 5, 2017
10.33+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.18	January 5, 2017
10.34+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	S-1/A	333-211761	10.19	January 5, 2017
10.35+	JELD-WEN Holding, Inc. 2017 Management Incentive Plan.	S-1/A	333-211761	10.20	January 5, 2017
10.36*+	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholders party thereto, dated January 24, 2017.
10.37*+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.
10.38*+	Amendment to Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.39*+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.40	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
21.1	List of subsidiaries of JELD-WEN Holding, Inc.	S-1/A	333-211761	21.1	January 17, 2017
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	Indicates management contract or compensatory plan.
Item 16 - Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: March 6, 2018

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

Signature	Title	Date

/s/ Kirk Hachigian	Chairman and Acting Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Kirk Hachigian
/s/ L. Brooks Mallard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018
L. Brooks Mallard
/s/ Roderick C. Wendt	Vice Chairman	March 6, 2018
Roderick C. Wendt
/s/ William Banholzer	Director	March 6, 2018
William Banholzer
/s/ Martha Byorum	Director	March 6, 2018
Martha (Stormy) Byorum
/s/ Greg G. Maxwell	Director	March 6, 2018
Greg G. Maxwell
/s/ Anthony Munk	Director	March 6, 2018
Anthony Munk
/s/ Matthew Ross	Director	March 6, 2018
Matthew Ross
/s/ Suzanne Stefany	Director	March 6, 2018
Suzanne Stefany

Signature	Title	Date
/s/ Bruce Taten	Director	March 6, 2018
Bruce Taten
/s/ Patrick Tolbert	Director	March 6, 2018
Patrick Tolbert
/s/ Steven E. Wynne	Director	March 6, 2018
Steven E. Wynne

Index to Financial Statement Schedules

Schedule I - Parent Company Information as of December 31, 2017 and 2016 and for the Years Ended December 31, 2017, 2016 and 2015	F-63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 6, 2018

We have served as the Company’s auditor since 2000.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2017	2016	2015
Net revenues	$3,763,934	$3,666,799	$3,381,060
Cost of sales	2,915,736	2,892,248	2,721,341
Gross margin	848,198	774,551	659,719
Selling, general and administrative	585,074	565,619	505,910
Impairment and restructuring charges	13,056	13,847	21,342
Operating income	250,068	195,085	132,467
Interest expense, net	79,034	77,590	60,632
Loss on debt extinguishment	23,262	—	—
Other expense (income)	2,017	(12,825)	(14,120)
Income before taxes, equity earnings and discontinued operations	145,755	130,320	85,955
Income tax expense (benefit)	138,603	(246,394)	(5,435)
Income from continuing operations, net of tax	7,152	376,714	91,390
Equity earnings of non-consolidated entities	3,639	3,791	2,384
Loss from discontinued operations, net of tax	—	(3,324)	(2,856)
Net income	$10,791	$377,181	$90,918
Convertible preferred stock dividends	10,462	396,647	381,418
Net income (loss) attributable to common shareholders	$329	$(19,466)	$(290,500)

Weighted average common shares outstanding
Basic	97,460,676	17,992,879	18,296,003
Diluted	101,462,135	17,992,879	18,296,003

Basic and diluted income (loss) per share from continuing operations	$0.00	$(0.90)	$(15.72)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.18)	$(0.16)
Basic and diluted net income (loss) per share	$0.00	$(1.08)	$(15.88)

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2017	2016	2015
Net income	$10,791	$377,181	$90,918
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	87,934	(32,383)	(78,636)
Interest rate hedge adjustments, net of tax expense of $5,001, $0, and $0, respectively	4,486	(2,679)	(11,200)
Defined benefit pension plans, net of tax expense (benefit) of $5,357, ($419), and $189, respectively	9,415	868	30,700
Total other comprehensive income, net of tax	101,835	(34,194)	(59,136)
Comprehensive income	$112,626	$342,987	$31,782

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$220,175	$102,701
Restricted cash	36,059	751
Accounts receivable, net	453,251	407,170
Inventories	405,353	334,634
Other current assets	30,403	32,248
Total current assets	1,145,241	877,504
Property and equipment, net	756,711	704,651
Deferred tax assets	183,726	287,699
Goodwill	549,063	486,920
Intangible assets, net	166,313	115,725
Other assets	61,886	63,547
Total assets	$2,862,940	$2,536,046
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$259,934	$188,906
Accrued payroll and benefits	122,212	130,668
Accrued expenses and other current liabilities	186,605	173,601
Notes payable and current maturities of long-term debt	8,770	20,031
Total current liabilities	577,521	513,206
Long-term debt	1,264,933	1,600,004
Unfunded pension liability	116,586	126,646
Deferred credits and other liabilities	102,614	74,455
Deferred tax liabilities	9,249	9,186
Total liabilities	2,070,903	2,323,497
Commitments and contingencies (Note 30)
Convertible preferred stock	—	150,957
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017; 904,732,200 shares authorized, par value $0.01 per share, 17,894,393 shares outstanding as of December 31, 2016; 177,221 shares of Class B-1 Common Stock outstanding as of December 31, 2016	1,060	180
Additional paid-in capital	652,666	36,362
Retained earnings	233,658	222,232
Accumulated other comprehensive loss	(95,347)	(197,182)
Total shareholders’ equity	792,037	61,592
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,862,940	$2,536,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2017		December 31, 2016		December 31, 2015
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	17,894,393	$178	17,829,240	$178	19,757,309	$198
Shares issued	—	—	—	—	118,976	1
Shares issued for exercise/vesting of share-based compensation awards	2,047,668	21	65,153	—	25,355	—
Shares repurchased	(2,266)	—	—	—	(2,073,885)	(21)
Shares issued upon conversion of Class B-1 Common Stock	309,404	3	—	—	1,485	—
Shares issued upon conversion of convertible preferred stock to common stock	64,211,172	642	—	—	—	—
Shares surrendered for tax obligations for employee share-based transactions	(742,615)	(7)	—	$—	—	$—
Shares issued in initial public offering	22,272,727	223	—	$—	—	$—
Balance at period end	105,990,483	1,060	17,894,393	178	17,829,240	178
Class B-1 Common Stock
Balance as of January 1	177,221	2	68,046	1	2,310	—
Shares issued for exercise of stock options	—	—	109,175	1	66,781	1
Class B-1 Common stock converted to common	(177,221)	(2)	—	—	(1,045)	—
Balance at period end	—	—	177,221	2	68,046	1
Balance at period end		$1,060		$180		$179
Additional paid-in capital
Balance as of January 1		$37,205		$89,101		$198,184
Shares issued						2,769
Shares issued for exercise/vesting of share-based compensation awards		1,008		1,187		1,235
Shares repurchased		(183)		—		(44,675)
Shares surrendered for tax obligations for employee share-based transactions		(25,897)		(982)		—
Conversion of convertible preferred stock		150,901		—		—
Initial public offering proceeds, net of underwriting fees and commissions		480,306		—		—
Costs associated with initial public offering		(7,923)		—		—
Distributions on common stock and Class B-1 common stock		—		(73,957)		(84,032)
Amortization of share-based compensation		17,910		21,856		15,620
Balance at period end		653,327		37,205		89,101
Director notes
Balance as of January 1		—		(2,068)		(16,127)
Net issuances, payments and accrued interest on notes		—		2,068		14,059
Balance at period end		—		—		(2,068)
Employee stock notes
Balance as of January 1		(843)		(1,011)		(1,353)
Net issuances, payments and accrued interest on notes		182		168		342
Balance at period end		(661)		(843)		(1,011)
Balance at period end		$652,666		$36,362		$86,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	December 31, 2017		December 31, 2016		December 31, 2015
	Shares	Amount	Shares	Amount	Shares	Amount
Retained earnings (accumulated deficit)
Balance as of January 1		$222,232		$(154,949)		$(245,867)
Adoption of new accounting standard ASU 2016-09		635		—		—
Net income		10,791		377,181		90,918
Balance at period end		$233,658		$222,232		$(154,949)

Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$(65,949)		$(33,575)		$45,061
Change during period		87,934		(32,374)		(78,636)
Balance at end of period		21,985		(65,949)		(33,575)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(13,296)		(10,617)		583
Change during period		4,486		(2,679)		(11,200)
Balance at end of period		(8,810)		(13,296)		(10,617)
Net actuarial pension (loss) gain
Balance as of January 1		(117,937)		(118,805)		(149,505)
Change during period		9,415		868		30,700
Balance at end of period		(108,522)		(117,937)		(118,805)
Balance at period end		$(95,347)		$(197,182)		$(162,997)
Total shareholders’ equity (deficit) at end of period		$792,037		$61,592		$(231,745)

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$10,791	$377,181	$90,918
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	111,273	107,995	95,196
Deferred income taxes	96,776	(265,756)	(18,862)
Loss (gain) on sale of business units, property and equipment	206	(3,275)	(414)
Adjustment to carrying value of assets	1,479	5,221	4,268
Equity earnings in non-consolidated entities	(3,639)	(3,791)	(2,384)
Amortization of deferred financing costs	9,422	3,980	4,261
Loss on extinguishment of debt	23,262	—	—
Stock-based compensation	19,785	22,464	15,620
Amortization of U.S. pension expense	12,680	12,264	12,803
Other items, net	(8,170)	(5,283)	1,820
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	660	(79,860)	(3,904)
Inventories	(32,028)	14,749	10,951
Other assets	(5,657)	(10,799)	(6,983)
Contributions to U.S. pension plan	(10,000)	—	(14,320)
Accounts payable and accrued expenses	26,714	27,569	(28,225)
Change in long term tax liabilities	12,239	(1,004)	11,634
Net cash provided by operating activities	265,793	201,655	172,379
INVESTING ACTIVITIES
Purchases of property and equipment	(59,599)	(74,033)	(74,978)
Proceeds from sale of business units, property and equipment	2,713	7,614	4,680
Purchase of intangible assets	(3,450)	(5,464)	(2,709)
Purchases of businesses, net of cash acquired	(131,448)	(85,866)	(86,695)
Change in notes receivable	1,991	967	1,250
Net cash used in investing activities	(189,793)	(156,782)	(158,452)
FINANCING ACTIVITIES
Distributions paid	—	(404,198)	(419,216)
Change in long-term debt	(389,665)	349,836	449,132
Change in notes payable	(205)	(180)	(3,420)
Employee note repayments	26	2,336	15,073
Common stock issued for exercise of options	1,029	1,187	2,006
Common stock repurchased	—	—	(44,647)
Payments to tax authority for employee share-based compensation	(25,335)	(982)	—
Proceeds from the sale of common stock, net of underwriting fees and commissions	480,306	—	—
Payments associated with initial public offering	(2,066)	—	—
Net cash provided by (used in) financing activities	64,090	(52,001)	(1,072)
Effect of foreign currency exchange rates on cash	12,692	(3,697)	(4,786)
Net increase (decrease) in cash and cash equivalents	152,782	(10,825)	8,069
Cash, cash equivalents and restricted cash, beginning	103,452	114,277	106,208
Cash, cash equivalents and restricted cash, ending	$256,234	$103,452	$114,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business – JELD-WEN Holding, Inc. (“JWH”), along with its subsidiaries, is a vertically integrated global manufacturer and distributor of windows and doors that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JWH”, “JELD-WEN”, “we”, “us”, “our”, or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.

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
Basis of Presentation – The consolidated balance sheets and statements of operations has been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 36 - Revision of Prior Period Financial Statements. The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected. We do not believe the errors corrected were material to our previously issued financial statements.

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Reclassification of Prior Year Presentation – Restricted cash balances previously presented in other assets are now presented in beginning and ending cash and cash equivalents in the accompanying consolidated statements of cash flows. See Recently Adopted Accounting Standards section below for further detail. In addition, certain balances within the notes to accompanying consolidated financial statements and balances in the accompanying consolidated statements of cash flows have been reclassified to conform with current period presentation.
Ownership – On October 3, 2011, Onex invested $700.0 million in return for Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for Series A Convertible Preferred Stock of the Company to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold a total of 6,477,273 shares of our common stock. In May 2017, Onex sold a total of 15,693,139 shares of our common stock. In November 2017, Onex sold a total of 14,211,736 shares of our common stock. We did not receive any proceeds from the shares of common stock sold by Onex, in any offering. As of December 31, 2017, Onex owned approximately 31.0% of our outstanding shares.
Stock Split – On January 3, 2017, our shareholders approved amendments to our then-existing certificate of incorporation increasing the authorized number of shares and effecting an 11-for-1 stock split of our then-outstanding common stock and Class B-1 Common Stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this stock split.
Stock Conversion and Initial Public Offering – On February 1, 2017, all of the outstanding shares of our Series A Convertible Preferred Stock and all accumulated and unpaid dividends converted into 64,211,172 shares of our common stock, and all of the outstanding shares of our Class B-1 Common Stock converted into 309,404 shares of our common stock. In addition, the one outstanding share of our Series B Preferred Stock was canceled. On February 1, 2017, immediately prior to the closing of the IPO, we filed our Charter with the Secretary of State of the State of Delaware, and our Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO. The Charter, among other things, provided that our authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

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
Consolidated Statements of Cash Flows – Cash flows from continuing and discontinued operations are not separated in the consolidated statements of cash flows. Cash balances associated with our discontinued operations are reflected in our consolidated balance sheet as cash and cash equivalents. See Note 3 - Discontinued Operations and Divestitures.
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
Segment Reporting – Our reportable operating segments are organized and managed principally by geographic region: North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, the discrete financial information regularly reviewed by the chief operating decision maker, and information presented to the Board of Directors and investors. No segments have been aggregated for our presentation.
Acquisitions – We apply the provisions of FASB ASC Topic 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the reporting period in which the adjustment amount is determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the current period in our consolidated statements of operations.

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

Restricted Cash – Restricted cash consists primarily of cash deposits required to meet certain bank guarantees and projected self-insurance obligations. New funding is generated from employees’ portion of contributions and is added to the deposit account weekly as claims are paid.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors and contractors. As of December 31, 2017, one customer accounted for 16.9% of the consolidated accounts receivable balance. As of December 31, 2016, one customer accounted for 21.2% of the consolidated accounts receivable balance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of our customers, unusual macroeconomic conditions and historical experience. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has concluded.
Inventories – Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the first-in, first-out (“FIFO”) or average cost methods. We record provisions to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.
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
Customer Displays – Customer displays include all costs to manufacture, ship and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 3 to 4 years. Related amortization is included in SG&A expense in the accompanying consolidated statements of operations and was $8.6 million in 2017, $8.8 million in 2016, and $5.2 million in 2015.
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
Intangible Assets –Intangible assets are accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized based on the pattern of economic benefit over the following estimated useful lives:

Trademarks and trade names	2 - 40 years
Software	1 - 20 years
Licenses and rights	1 - 14 years
Customer relationships	2 - 20 years
Patents	5 - 20 years

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

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal years 2017, 2016 and 2015.
Long-Lived Assets – Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The first step in an impairment review is to forecast the expected undiscounted cash flows generated from the anticipated use and eventual disposition of the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then an impairment charge is required to reduce the carrying value of the asset to fair value. Long-lived assets currently available for sale and expected to be sold within one year are classified as held for sale in other current assets.
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

We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill was not impaired in any years presented.
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
Derivative Financial Instruments – Derivative financial instruments have been used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. We record all derivative instruments in the consolidated balance sheets at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met and we elect hedge accounting prior to entering into the derivative. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in consolidated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings. At the inception of a fair value or cash flow hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, we assess both at inception of the fair value or cash flow hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized in our consolidated statements of operations.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $48.4 million in 2017, $49.1 million in 2016 and $46.0 million in 2015.
Interest Expense and Extinguishment of Debt Costs – We record the debt extinguishment cost separately in the consolidated statements of operations. During 2016 and 2015, interest expense was allocated to discontinued operations based on debt that was specifically attributable to those operations.
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
The Tax Act passed in December 2017 had significant effects on our financial statements, some of which we are still quantifying. In accordance with Staff Accounting Bulletin No. 118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we have made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us. We will finalize our accounting for the effects of the Tax Act over the twelve month period ending December 22, 2018. Any adjustments to our provisional estimates will be recorded as a component of continuing operations.
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any state and foreign income taxes refundable and payable are reported in other current assets and accrued income taxes payable in the consolidated balance sheets. We record interest and penalties on amounts due to tax authorities as a component of income tax expense (benefit) in the consolidated statements of operations.
Contingent Liabilities – Contingent liabilities require significant judgment in estimating potential losses for legal claims. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S. which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. See Note 31 - Employee Retirement and Pension Benefits.
Recently Adopted Accounting Standards – ASU No. 2016-09, Stock Compensation is intended to simplify several aspects of the accounting for share-based payment awards to employees. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital, and gross excess tax benefits are classified as operating cash flows rather than financing cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period. We adopted this ASU on a modified retrospective basis in the quarter ended April 1, 2017 and adoption of this standard did not materially impact results of operations, retained earnings, or cash flows.

ASU No. 2015-11, Simplifying the Measurement of Inventory requires that inventory within the scope of this guidance be measured at the lower of cost and net realizable value. We adopted this ASU in the quarter ended April 1, 2017 and adoption of this standard did not materially impact results of operations, retained earnings, or cash flows.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interest obtained in a financial asset securitization. ASU No. 2016-18, Topic 230: Restricted Cash, requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We elected to early adopt these ASUs using the retrospective transition method in the quarter ended December 31, 2017 and adjusted the consolidated statements of cash flows in all comparative periods presented. The adjustments to the prior period statements of cash flows as of December 31, are as follows:

	2016
(amounts in thousands)	As Reported	Retrospective Application	As Revised
Cash, and cash equivalents beginning	$113,571	$706	$114,277
Cash, and cash equivalents, ending	102,701	751	103,452
Effect of foreign currency exchange rates on cash	(3,670)	(27)	(3,697)
Net change in other assets	(10,871)	72	(10,799)

	2015
(amounts in thousands)	As Reported	Retrospective Application	As Revised
Cash, and cash equivalents beginning	$105,542	$666	$106,208
Cash, and cash equivalents, ending	113,571	706	114,277
Net change in other assets	(7,023)	40	(6,983)
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The accounting standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact the adoption of this standard will have on our financial reporting and we are still evaluating the application of available practical expedients, but recognizing the lease liability and related right-of-use asset will materially impact our balance sheet.

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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2017 that are of significance or potential significance to us.

Note 2. Acquisitions

On August 31, 2017, we acquired all of the issued and outstanding shares of Kolder, a leading provider of shower enclosures, closet systems, and related building products in Australia. Kolder is now part of our Australasia segment. On August 25, 2017, we acquired all of the issued and outstanding shares and membership interests of MMI Door, a leading provider of doors and related value-added services in the Midwest region of the U.S. MMI Door is now part of our North America segment. On June 30, 2017, we acquired all of the issued and outstanding shares of Mattiovi, a leading manufacturer of interior doors and door frames in Finland. Mattiovi is now part of our Europe segment.

The fair values of the assets and liabilities acquired are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$23,900	$(309)	$23,591
Inventories	20,169	777	20,946
Other assets	1,270	1,362	2,632
Property and equipment	15,450	16,694	32,144
Identifiable intangible assets	30,430	16,282	46,712
Goodwill	47,754	(23,614)	24,140
Total assets	$138,973	$11,192	$150,165
Accounts payable and other current liabilities	14,147	52	14,199
Other liabilities	1,092	3,224	4,316
Total liabilities	$15,239	$3,276	$18,515
Purchase Price:
Cash consideration, net of cash acquired	$123,734	$7,714	$131,448
Non-cash consideration related to acquired intercompany balances	—	202	202
Total consideration, net of cash acquired	$123,734	$7,916	$131,650

Goodwill of $24.1 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and $13.7 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 18 years. Acquisition-related costs of $1.8 million, were expensed as incurred and are included in SG&A expense in our consolidated statements of operations. We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate and therefore, have omitted the pro forma disclosures and sales and profits attributable to acquisitions under ASC 805-10-50.

During 2016, we completed two acquisitions for total consideration of approximately $85.9 million, net of cash acquired. The excess purchase price over the fair value of net assets acquired of $16.8 million and $48.0 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents cost savings from reduced overhead and operational expenses by leveraging our manufacturing footprint, supply chain savings and sales synergies and is not expected to be fully tax-deductible. The intangible assets include technology, tradenames, trademarks, software, permits and customer relationships and are being amortized over a weighted average amortization period of 20 years. Acquisition-related costs of $1.3 million were expensed as incurred and are included in SG&A expense in our consolidated statements of operations. In 2016, the measurement period adjustment reduced the preliminary allocation of goodwill and deferred tax liabilities by $5.9 million and $2.2 million, respectively, and increased the preliminary allocation of intangible assets and property and equipment by $3.1 million and $1.5 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. As of September 30, 2017, the purchase price allocation was considered complete for both acquisitions.

During 2015, we completed four acquisitions using $88.6 million of cash and $2.0 million of JWH stock as consideration. The excess purchase price over the fair value of net assets acquired was allocated to goodwill and intangibles in the amounts of $38.0 million and $36.3 million, respectively. Goodwill of $28.1 million is expected to be fully tax-deductible. The intangible assets include technology, tradenames, trademarks, software, permits and customer relationships and are being amortized over a weighted average amortization period of 14 years. Acquisition-related costs of $1.8 million are included in SG&A expense in our consolidated statements of operations for 2015. Measurement period adjustments recorded in 2016 reduced the preliminary allocation of goodwill and deferred tax liabilities by $3.7 million and $0.6 million, respectively, and increased the preliminary allocation of deferred tax assets by $4.0 million.

The results of the acquisitions are included in our consolidated financial statements from the date of their acquisition.

Note 3. Discontinued Operations and Divestitures

Our discontinued operations consisted primarily of our Silver Mountain resort and real estate located in Idaho which was sold in November 2016 and was included in our Corporate and unallocated cost segment’s assets presented in the accompanying consolidated financial statements. The results of these operations have been removed from the results of continuing operations for all periods presented. As of December 31, 2016, there are no remaining assets or liabilities of discontinued operations separately presented in the consolidated balance sheets.

The results of discontinued operations including the gains on sale of discontinued operations are summarized as follows for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Net revenues	$—	$7,593	$7,919
Loss before tax and non-controlling interest	—	(3,513)	(2,853)
Loss from discontinued operations, net of tax	—	(3,324)	(2,856)

Note 4. Accounts Receivable

We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral. One window and door customer from our North America segment represents 16.8% of net revenues in 2017, 16.3% of net revenues in 2016 and 15.2% of net revenues in 2015.

The following is a roll forward of our allowance for doubtful accounts as of December 31:

(amounts in thousands)	2017	2016	2015
Balance as of January 1,	$(3,839)	$(3,664)	$(4,166)
Acquisitions (Note 2)	(268)	(755)	—
Additions charged to expense	(1,227)	(410)	(530)
Deductions	1,260	1,057	1,180
Currency translation	(372)	(67)	(148)
Balance as of end of period	$(4,446)	$(3,839)	$(3,664)

Note 5. Inventories

Inventories are stated at lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	2017	2016
Raw materials	$283,772	$233,730
Work in process	35,734	30,202
Finished goods	85,847	70,702
Inventories	$405,353	$334,634

Note 6. Other Current Assets

(amounts in thousands)	2017	2016
Prepaid assets	$22,782	$18,943
Refundable income taxes	4,234	6,438
Fair value of derivative instruments (Note 27)	2,235	6,309
Other	1,152	558
	$30,403	$32,248

Prior year balances have been revised with the activity being adjusted through the “Refundable income taxes” line above. See detail in Note 36 - Revision of Prior Period Financial Statements.

Note 7. Property and Equipment, Net

(amounts in thousands)	2017	2016
Land improvements	$33,026	$32,458
Buildings	468,355	435,577
Machinery and equipment	1,237,915	1,158,232
Total depreciable assets	1,739,296	1,626,267
Accumulated depreciation	(1,106,913)	(1,008,031)
	632,383	618,236
Land	68,312	60,500
Construction in progress	56,016	25,915
	$756,711	$704,651

We monitor all property, plant and equipment for any indicators of potential impairment. We recorded impairment charges of $1.5 million, $3.0 million, and $2.7 million during years ended December 31, 2017, 2016, and 2015, respectively.

The effect on our carrying value of property and equipment due to currency translations for foreign assets was an increase of $27.9 million and a decrease of $9.9 million for the years ended December 31, 2017 and 2016, respectively.

Build-to-Suit Lease – Build-to-Suit Lease - In November of 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that is accounted for under the build-to-suit guidance contained in ASC 840, Leases. The lease commences upon completion of construction which is anticipated to occur in early 2018. Since we are involved in the construction of structural improvements prior to the commencement of the lease or have taken some level of construction risk, we are considered the accounting owner of the assets and land during the construction period. Further, certain terms of the lease do not meet normal sale-leaseback criteria, and as a result, we are considered the accounting owner after the construction period. Once the construction is completed, the build-to-suit asset will be depreciated over its estimated useful life and lease payments will be applied as debt service against the liability. As of December 31, 2017, we have recorded $19.5 million of build-to-suit assets to construction in progress, included in Property and equipment, net, and a corresponding financial obligation of $19.9 million, including accrued interest, included in deferred credits and other liabilities in the accompanying consolidated balance sheet.

Depreciation expense was recorded as follows for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Cost of sales	$78,975	$78,608	$73,913
Selling, general and administrative	7,835	7,839	8,264
	$86,810	$86,447	$82,177

Note 8. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2015	$187,102	$240,187	$55,217	$482,506
Acquisitions	—	—	15,935	15,935
Acquisition remeasurements	—	(3,140)	(643)	(3,783)
Currency translation	274	(7,070)	(942)	(7,738)
Balance as of December 31, 2016	$187,376	$229,977	$69,567	$486,920
Acquisitions	30,251	8,569	8,934	47,754
Acquisition remeasurements	(16,504)	(2,734)	(4,376)	(23,614)
Currency translation	437	32,350	5,216	38,003
Balance as of December 31, 2017	$201,560	$268,162	$79,341	$549,063

Prior year balances have been revised with the activity being adjusted through the “Acquisition remeasurements” line above. See detail in Note 36 - Revision of Prior Period Financial Statements.

We have recorded impairments in prior periods related to the divestiture of certain operations. Cumulative impairments of goodwill totaled $1.6 million at both December 31, 2017 and December 31, 2016.

Measurement period adjustments related to current year acquisitions are included in the “Acquisitions” line above. See Note 2 - Acquisitions.

In accordance with current accounting guidance, we identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We performed our annual impairment assessment during the beginning of the December fiscal month of 2017. The excess of the fair value of our reporting units over their respective carrying values for the three reporting units exceeded 44%. No impairment loss was recorded in 2017, 2016 or 2015.

Note 9. Intangible Assets, Net

Changes in the carrying amount of intangible assets were as follows for the periods indicated:

(amounts in thousands)
Balance as of December 31, 2015	$78,318
Acquisitions	44,975
Acquisition remeasurements	2,194
Additions, (net of $314 write-offs)	5,357
Amortization	(12,733)
Currency translation	(2,386)
Balance as of December 31, 2016	$115,725
Acquisitions	30,430
Acquisition remeasurements	16,282
Additions, (net of $137 write-offs)	12,719
Amortization	(15,896)
Currency translation	7,053
Balance as of December 31, 2017	$166,313

Prior year balances have been revised with the activity being adjusted through the “Acquisition remeasurements” line above. See detail in Note 36 - Revision of Prior Period Financial Statements.

The cost and accumulated amortization values of our intangible assets were as follows as of December 31:

(amounts in thousands)	2017	2016
Trademarks and trade names	$38,600	$28,709
Software	35,191	24,397
Patents, licenses and rights	47,385	37,470
Customer relationships and agreements	105,485	69,621
Total amortizable intangibles	$226,661	$160,197
Accumulated amortization	(60,348)	(46,972)
	$166,313	$113,225
Indefinite-lived intangibles	—	2,500
	$166,313	$115,725

Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Amortization expense	$15,896	$12,733	$7,861

Certain customer supply agreement intangibles are amortized as a deduction from net revenues; however, there were none in 2017 or 2016 and these amounts were immaterial in 2015.

Estimated future amortization expense (amounts in thousands):

2018	$17,831
2019	17,246
2020	16,512
2021	15,541
2022	14,558
Thereafter	84,625
$166,313

Note 10. Other Assets

(amounts in thousands)	2017	2016
Investments (Note 11)	$33,187	$29,476
Customer displays	12,702	11,886
Long-term notes receivable (Note 12)	4,984	6,346
Other	3,772	9,060
Deposits	3,640	3,784
Debt issuance costs	2,045	1,910
Other long-term accounts receivable	1,556	1,085
	$61,886	$63,547

Domestic debt issuance costs associated with revolving credit facilities are capitalized and amortized according to the effective interest rate method over the life of the new debt agreements. Non-cash additions are disclosed in Note 34 - Supplemental Cash Flow Information. Customer displays are amortized over the life of the product line and $8.6 million, $8.8 million and $5.2 million of amortization is included in total depreciation and amortization in SG&A expense for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 2016, costs associated with our IPO of $5.6 million are included in the “Other” line above and were subsequently charged to equity upon completion of the IPO.

Prior year balances have been revised with the activity being adjusted through the “Investments” line above. See detail in Note 36 - Revision of Prior Period Financial Statements.

Note 11. Investments

As of December 31, 2017, our investments consist of one 50% owned investment accounted for under the equity method and eight investments accounted for under the cost method. During fiscal year 2015, our investment in West One Auto Group (“WOAG”) was fully impaired.

A summary of our equity and cost method investments, which are included in other assets in the accompanying consolidated balance sheets, is as follows:

(amounts in thousands)	Equity	Cost	Total
Ending balance, December 31, 2015	$25,834	$370	$26,204
Equity earnings	3,791	—	3,791
Other	(519)	—	(519)
Ending balance, December 31, 2016	$29,106	$370	$29,476
Equity earnings	3,639	—	3,639
Additions	—	6	6
Other	—	66	66
Ending balance, December 31, 2017	$32,745	$442	$33,187

Net loans and advances to affiliates at
December 31, 2016	$745	$3,768	$4,513
December 31, 2017	$720	$—	$720

Prior year balances have been revised with the activity being adjusted through the “Equity earnings” line above. See detail in Note 36 - Revision of Prior Period Financial Statements.

The combined financial position and results of operations for the equity method investment owned as of December 31, is summarized below:

(amounts in thousands)	2017	2016
Assets
Current assets	$96,127	$92,337
Non-current assets	23,539	21,079
Total assets	$119,666	$113,416

Liabilities
Current liabilities	$18,151	$18,722
Non-current liabilities	35,632	37,499
Total liabilities	53,783	56,221
Net worth	$65,883	$57,195

(amounts in thousands)	2017	2016	2015
Net sales	$354,964	$314,036	$361,013
Gross profit	74,399	66,417	82,914
Net income	6,870	7,750	4,628
Adjustment for profit (loss) in inventory	204	(84)	70
Net income attributable to Company	3,639	3,791	2,384

Goodwill of $0.2 million is included in equity investments and is reviewed for impairment if evidence of loss in value occurs in accordance with FASB guidance regarding The Equity Method of Accounting for Investments in Common Stock. Sales to affiliates totaled $59.3 million in 2017, $61.7 million in 2016 and $54.8 million in 2015 and purchases from affiliates totaled $4.0 million, $3.5 million and $2.4 million for 2017, 2016 and 2015, respectively.

No impairments were recorded during fiscal year 2017 and 2016. We recorded impairments of $0.3 million in the year ended December 31, 2015, relating to our investment in WOAG due to the slow economic recovery in the Pacific Northwest and WOAG’s financing limitations.

Note 12. Notes Receivable

(amounts in thousands)	2017 Year-End Interest Rate	2017	2016
Employee demand notes secured by Company stock	6.00% - 6.25%	$233	$238
Installment notes	0.00% - 14.00%	5,082	2,865
Affiliate notes	N/A	—	3,768
Accrued interest		19	24
Allowance for doubtful notes		(112)	(353)
		5,222	6,542
Current maturities and interest, net of short-term allowance		(238)	(196)
Long-term notes receivable, net of allowance		$4,984	$6,346

Current maturities and interest, net of short-term allowance and long term notes receivable and interest, net of allowance, are reported as other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

Affiliate Notes – Due to a change in ownership Chileno Bay is no longer an affiliate, as such, $3.8 million of senior secured notes from Chileno Bay were transferred from Affiliate notes to Installment notes. We did not accrue interest on affiliate notes in 2017, 2016 or 2015.

Allowance for Doubtful Notes – The allowance for doubtful notes is based upon historical loss trends and specific reviews of delinquent notes.
Note 13. Accrued Payroll and Benefits

(amounts in thousands)	2017	2016
Accrued vacation	$49,398	$51,867
Accrued management bonus	16,487	31,243
Accrued payroll and commissions	16,421	14,091
Accrued payroll taxes	15,974	15,338
Other accrued benefits	13,623	11,343
Non US defined contributions and other accrued benefits	10,309	6,786
	$122,212	$130,668

Note 14. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2017	2016
Accrued sales and advertising rebates	$73,585	$70,862
Accrued expenses	26,126	25,243
Other accrued taxes	19,996	19,474
Current portion of warranty liability (Note 15)	19,547	18,240
Current portion of accrued claim costs relating to self-insurance programs	12,866	11,965
Current portion of deferred income	11,511	11,644
Current portion of accrued income taxes payable (Note 18)	10,962	4,693
Current portion of restructuring accrual (Note 24)	7,162	1,467
Current portion of derivative liability (Note 27)	2,905	9,741
Accrued interest payable	1,945	272
	$186,605	$173,601

Prior year balances have been revised with the activity being adjusted through the “Accrued expenses” and “Current portion of accrued income taxes payable”: lines above. See detail in Note 36 - Revision of Prior Period Financial Statements.

Note 15. Warranty Liability

Warranty terms range primarily from one year to lifetime on certain window and door components. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners, and are either limited to 10 years from the date of manufacture, or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical experience, and we periodically adjust these provisions to reflect actual experience.

An analysis of our warranty liability is as follows:

(amounts in thousands)	2017	2016	2015
Balance as of January 1	$45,398	$44,891	$45,843
Current period expense	17,674	17,992	16,838
Liabilities assumed due to acquisition	95	—	718
Experience adjustments	(614)	(3,846)	(2,668)
Payments	(17,255)	(13,527)	(14,172)
Currency translation	958	(112)	(1,668)
Balance as of end of period	46,256	45,398	44,891
Current portion	(19,547)	(18,240)	(16,802)
Long-term portion	$26,709	$27,158	$28,089

The most significant component of our warranty liability is in the North America segment which totaled $41.2 million at December 31, 2017 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million. During the second quarter of 2016, we recorded an out-of-period adjustment which increased our warranty expense and reserve by approximately $2.5 million. The current and long-term portions of the warranty liability are included in accrued expenses and other current liabilities, and deferred credits and other liabilities, respectively, in the accompanying consolidated balance sheets. This correction was not material to our accompanying consolidated financial statements or to our previously issued financial statements. The current and long-term portions of the warranty liability are included in accrued expenses and other current liabilities, and deferred credits and other liabilities, respectively, in the accompanying consolidated balance sheets.

Note 16. Notes Payable and Long-Term Debt

Notes payable consisted of the following amounts which are included in notes payable and current maturities of long-term debt in the accompanying consolidated balance sheets as of December 31:

(amounts in thousands)	2017 Year-end Interest Rate	2017	2016
Variable rate industrial revenue bonds	N/A	$—	$205

Variable rate industrial revenue bonds were payable in quarterly installments that included both principal and interest. These bonds were collateralized by letters of credit and the related manufacturing and distribution properties, and were paid in full as of December 31, 2017.

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following as of December 31:

(amounts in thousands)	2017 Year-end Effective Interest Rate	2017	2016
Senior notes	4.63% - 4.88%	$800,000	$—
Term loans, net of original discount of $0 and $8,086, respectively	3.69% - 5.64%	440,568	1,603,551
Revolving credit facility	N/A	—	742
Mortgage notes	1.15%	33,517	29,505
Installment notes	2.15% - 6.38%	10,290	5,880
Installment notes for stock	3.00% - 4.25%	1,944	3,260
Unamortized debt issuance costs		(12,616)	(23,108)
		1,273,703	1,619,830
Current maturities of long-term debt		(8,770)	(19,826)
Long-term debt		$1,264,933	$1,600,004

Maturities by year:
2018	$8,770
2019	6,697
2020	6,551
2021	5,883
2022	5,495
Thereafter	1,240,307
$1,273,703

Summaries of our outstanding debt agreements as of December 31, 2017 are as follows:
Senior Notes - In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Each tranche was issued at par. Interest is payable semiannually in arrears each June and December through maturity, beginning in 2018. Debt issuance costs of $11.7 million will be amortized to interest expense over the life of the notes using the effective interest method. The Senior Notes contain certain restrictive covenants for which we were in compliance as of December 31, 2017.
Term Loan - In July 2015, we amended our Term Loan Facility and borrowed an additional $480.0 million. The proceeds were primarily used to make payments of approximately $431.0 million to holders of our then outstanding common stock, Series A Convertible Preferred Stock, Class B-1 Common Stock, options, and RSUs. We incurred $7.9 million of debt issuance costs related to the $480.0 million of incremental borrowings.

In November 2016, we borrowed an additional $375.0 million, and refinanced and amended certain terms and provisions of the facility. The proceeds, along with cash on hand and borrowing on our ABL Facility, were used to fund a distribution to shareholders and holders of equity awards (See Note 20 - Convertible Preferred Shares). We incurred $8.1 million of debt issuance costs related to this amendment.
In February 2017, we prepaid $375.0 million of outstanding principal with the proceeds from our IPO. As a result, we recorded a proportional write-off of $5.2 million of unamortized debt issuance costs and $0.9 million of original issue discount to interest expense.
In March 2017, we amended the facility to reduce the interest rate and remove the cap on the amount of cash used in the calculation of net debt. The offering price of the amended term loans was par. Pursuant to this amendment, certain lenders converted their commitments in an aggregate amount, along with an additional commitment advanced by a replacement lender. We incurred $1.1 million of debt issuance costs related to this term loan amendment, which is included as an offset to long-term debt in the accompanying consolidated balance sheets.
In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes resulting in an outstanding principal balance of $440.0 million as of December 31, 2017. In connection with the debt extinguishment, we expensed unamortized original discount fees of $5.9 million, unamortized debt issuance costs of $15.4 million, and bank fees of $1.7 million, as a loss on extinguishment of debt in the accompanying consolidated statements of operations.
The re-priced term loans were offered at par, will mature in December 2024 (extended from July 2022), and bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit rating. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modifies other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, and conforming to certain terms and provisions of the Senior Notes. Beginning in March 2018, this amendment requires that 0.25% (or $1.1 million) of the aggregate principal amount be repaid quarterly prior to the final maturity date. The facility is secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments. We incurred $0.7 million of debt issuance costs related to this amendment which are being amortized to interest expense over the life of the facility using the effective interest method. The facility contains certain restrictive covenants for which we were in compliance as of December 31, 2017.
Revolving Credit Facilities

ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our $300.0 million ABL Facility. The facility will now mature in December 2022 (extended from October 2019) and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. This amendment also makes certain adjustments to the borrowing base and modifies other terms and provisions, including providing for additional covenant flexibility and additional flexibility under the facility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility.
In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt in the accompanying consolidated statements of operations.
Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible inventory and certain other assets, subject to certain reserves and other adjustments. We pay a fee between 0.25% to 0.375% on the unused portion of the commitments under the facility. As of December 31, 2017, we had no borrowings, $32.4 million in letters of credit and $232.4 million available under the ABL Facility.
The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. We were in compliance with the non-financial covenants as of December 31, 2017. The ABL Facility permits us to request commitment increases up to the greater of $100 million, or the greatest amount by which the borrowing base has exceeded the maximum global credit amount at the end of any of the twelve fiscal months prior to the effective date of the commitment increase, subject to certain conditions.

Australia Senior Secured Credit Facility - In October 2017, we amended the Australia Senior Secured Credit Facility to provide for an AUD $17.0 million floating rate revolving loan facility, an AUD $10.0 million interchangeable facility for guarantees and letters of credit, an AUD $7.0 million electronic payaway facility, an AUD $1.5 million asset finance facility, an AUD $1.0 million commercial card facility and an AUD $5.0 million overdraft line of credit. The AUD $17.0 million floating rate revolving loan facility matures in June 2019. Loans under the revolving loan facility bear interest at the BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At December 31, 2017, we had AUD $17.0 million (or $13.3 million) available under the revolving loan facility, AUD $2.0 million (or $1.6 million) under the interchangeable facility, AUD $7.0 million (or $5.5 million) under the electronic payaway facility, AUD $1.5 million (or $1.2 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.9 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio for which we were in compliance as of December 31, 2017. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Euro Revolving Facility - In January 2015, we entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at an IBOR, specific to the borrowing currency, (subject to a floor of 0.00%), plus a margin of 2.50%. A commitment fee of 1.00% is paid on the unutilized amount of the facility. As of December 31, 2017, we had no outstanding borrowings, €0.3 million (or $0.4 million) of bank guarantees outstanding, and €38.7 million (or $46.3 million) available under this facility. The facility requires JELD-WEN A/S to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges with which we were in compliance as of December 31, 2017. In addition, the facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies.
At December 31, 2017, we had combined borrowing availability of $292.0 million under our revolving facilities.
Mortgage Note - In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of December 31, 2017, we had DKK 208.2 million (or $33.5 million) outstanding under these notes.
Installment Notes - Installment notes represent insurance premium financing, capitalized lease obligations, and a term loan secured by equipment. As of December 31, 2017, we had $10.3 million outstanding under these notes.
Installment Notes for Stock - We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of December 31, 2017, we had $1.9 million outstanding under these notes.

Note 17. Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2017	2016
Warranty liability (Note 15)	$26,709	$27,158
Headquarter lease liability (Note 7)	19,860	—
Uncertain tax positions (Note 18)	14,519	12,054
Workers' compensation claims accrual	14,179	13,966
Long term accrued income taxes payable (Note 18)	11,275	—
Other liabilities	9,444	10,508
Restructuring accrual	3,877	3,552
Over-market lease liabilities	2,142	2,830
Deferred income	609	509
Long term derivative liability (Note 27)	—	3,878
	$102,614	$74,455

The over-market lease liabilities relate to our Melton operations in the U.K. and the related market value lease payments are included in the minimum annual lease payments schedule. The non-cash impact to expense of the change in the lease liability for the discount factor is reported in other income (expense) in the consolidated statements of operations and totaled $0.5 million in 2017, 2016 and 2015.
Note 18. Income Taxes

Income (loss) before taxes, equity earnings (loss) and discontinued operations was comprised of the following for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Domestic income (loss)	$(7,346)	$25,042	$24,146
Foreign income	153,101	105,278	61,809
	$145,755	$130,320	$85,955

Our foreign income is primarily driven by our subsidiaries in Australia, Canada and the U.K. The statutory tax rates are 30%, 27% and 19% respectively.

Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Federal	$11,699	$1,015	$(14,124)
State	667	72	731
Foreign	29,461	18,274	28,289
Current taxes	41,827	19,361	14,896

Federal	60,618	(164,765)	(3,508)
State	27,241	(74,882)	(290)
Foreign	8,917	(26,108)	(16,533)
Deferred taxes	96,776	(265,755)	(20,331)
Income tax provision (benefit) for continuing operations	138,603	(246,394)	(5,435)
Income tax provision for discontinued operations	—	—	—
Total provision (benefit) for income taxes	$138,603	$(246,394)	$(5,435)

On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 results and will continue to materially affect our financial results in the future. The direct impacts were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional tax expense totaling approximately $21.1 million. The one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. While this repatriation tax is measured as of December 31, 2017, taxpayers can pay the tax over an 8-year period resulting in an increase to our non-current liabilities.

During the fourth quarter, the Company undertook certain transactions which involved the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We have recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.

While we have recorded provisional estimates of the tax impact of the above transactions as of December 31, 2017 based on information available to us, we have not yet completed our full analysis of the net effects of the Tax Act. The final net effects of the Tax Act may differ, possibly materially, due to many factors including, among other things, i) adjustments to historic foreign earnings and profits or the associated tax credit pools which are significant factors in the calculation of the repatriation tax, ii) changes in interpretations and assumptions that we have made, and iii) related accounting policy decisions we may take. Most significantly, definitive guidance and regulations surrounding the implementation of the various provisions in the Tax Act and, specifically, the interactions of those provisions with the other transactions outlined above have not been issued to date. This guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our financial statements. We will complete our analysis over a one-year measurement period as outlined in Staff Accounting Bulletin #118 issued by the SEC in December 2017, and any adjustments during this measurement period will be recorded in earnings from continuing operations.

The significant components of the deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2017, were the revaluation of our U.S. deferred tax assets under the Tax Act and the increases in valuation allowances for deferred tax assets, primarily in the U.S. The significant component of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2016, was the decrease in the valuation allowances for deferred tax assets, primarily in the U.S. and U.K.

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2017		2016		2015
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$51,015	35.0	$45,612	35.0	$30,085	35.0
State income tax, net of federal benefit	(4,784)	(3.3)	221	0.2	3,397	4.0
Nondeductible expenses	1,950	1.3	1,797	1.4	6,064	7.1
Equity based compensation	(12,718)	(8.7)	826	0.6	—	—
Deferred benefit on acquisitions	(6,201)	(4.2)	—	—	(2,919)	(3.4)
Foreign tax rate differential	(17,959)	(12.3)	(12,237)	(9.4)	(7,225)	(8.4)
Tax rate differences and credits	(91,109)	(62.5)	382	0.3	698	0.7
Uncertain tax positions	736	0.5	406	0.3	11,634	13.5
Foreign source dividends	86,119	59.1	1,992	1.5	5,193	6.0
Valuation allowance	98,156	67.3	(282,616)	(216.9)	(41,196)	(47.9)
IRS audit adjustments	(699)	(0.5)	113	0.1	(13,079)	(15.2)
Prior year correction	—	—	(1,392)	(1.1)	(2,094)	(2.4)
U.S. Tax Reform	32,414	22.2	—	—	—	—
Other	1,683	1.2	(1,498)	(1.1)	4,007	4.7
Effective rate for continuing operations	$138,603	95.1	$(246,394)	(189.1)	$(5,435)	(6.3)
Effective rate including discontinued operations	$138,603	95.1	$(246,394)	(189.1)	$(5,435)	(6.4)

Certain items in the table above have been reclassified to conform to the current year's presentation. Prior year balances have been revised, see detail in Note 36 - Revision of Prior Period Financial Statements.

We recorded provisional estimates of the items directly impacted by the Tax Act within the “U.S. Tax Reform” line in the reconciliation of tax expense above. The tax charge of $32.4 million is comprised of (i) the repricing our U.S. deferred tax balances of $21.1 million from 35% to 21%, and (ii) one-time deemed repatriation tax of $11.3 million. As previously, discussed, certain other transactions undertaken by the Company in the fourth quarter of 2017 were indirectly impacted by the Tax Act and the measurement periods as outlined therein. The provisional estimates of the following amounts are included in the Company’s tax expense for the year: additional tax expense of $85.5 million included as “Foreign Source Dividends”, a tax benefit of $90.8 million included as “Tax rate differences and credits”, and additional tax expense of $71.1 million included as “Valuation allowance” above. Once we complete our final analysis of the Tax Act and its provisions, each of these amounts may be altered, perhaps materially.

We recorded a tax benefit of $0.7 million, a charge of $0.1 million and a benefit of $13.1 million in 2017, 2016 and 2015, respectively, as a result of favorable audit settlements in the U.S., which allowed the use of tax attributes that previously had a valuation allowance reserve. We recorded a tax benefit of $6.2 million primarily relating to the change in disposition for certain intellectual property in the “Deferred benefit on acquisitions” line and a corresponding tax charge in the same amount in the “Valuation allowance” line, resulting in nil impact to the effective rate for continuing operations in 2017.

During the fourth quarter of 2016, we recorded an out-of-period correction to previously overstated international deferred tax asset balances which resulted in a benefit of $5.4 million, $1.4 million of which is shown above on the line "Prior year correction", and the remaining amount of which is within the "Valuation allowance" and “Other” line items in the reconciliation of tax expense above. This correction was not material to 2016 or prior periods. During 2015, we recorded an out of period correction to an income tax payable account which resulted in a benefit of $2.1 million. This correction was not material to 2015 or prior periods.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2017	2016
Allowance for doubtful accounts and notes receivable	$1,102	$4,807
Employee benefits and compensation	54,961	88,383
Net operating loss and tax credit carryforwards	292,957	287,907
Inventory	4,125	2,034
Deferred credits	889	865
Accrued liabilities and other	17,478	17,731
Gross deferred tax assets	371,512	401,727
Valuation allowance	(144,701)	(40,118)
Deferred tax assets	226,811	361,609
Depreciation and amortization	(42,632)	(73,665)
Investments and marketable securities	(9,702)	(9,431)
Deferred tax liabilities	(52,334)	(83,096)

Net deferred tax assets	$174,477	$278,513
Balance sheet presentation:
Long-term assets	$183,726	$287,699
Long-term liabilities	(9,249)	(9,186)
Net deferred tax assets	$174,477	$278,513

Impact of Divestitures and Acquisitions – As discussed in Note 2 - Acquisitions, we completed three acquisitions in fiscal year 2017 and two acquisitions in fiscal 2016 that had an immaterial impact on our income tax assets and liabilities. As discussed in Note 3 - Discontinued Operations and Divestitures, we sold the assets of our Silver Mountain resort and real estate development in Idaho, which closed on October 20, 2016. The sale and resulting reversal of the Silver Mountain deferred tax assets and liabilities generated a $24.3 million tax loss in 2016. The tax loss was mainly a result of assets that had been previously impaired for book purposes and fixed assets with remaining tax basis in excess of book basis.

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

Our valuation allowance was $144.7 million as of December 31, 2017, which represents an increase of $104.6 million from December 31, 2016 and was allocated to continuing operations. The increase in the valuation allowance primarily relates to the following: (i) an increase of $71.1 million relating to U.S. foreign tax credits generated in 2017, (ii) an increase of $28.3 million for state net operating losses ("NOL") and credits due to the impact of reductions in forecasted taxable income in the carry-forward period, (iii) a release of $2.0 million for our Canadian subsidiary due to its continued profitability in recent years, (iv) an increase of $6.7 million for our Australian subsidiary relating to certain deferred tax assets recognized on capital assets, and (v) other changes to existing valuations totaling approximately $0.5 million for changes in current year earnings for certain other subsidiaries and foreign exchange.

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

Our valuation allowance was $40.1 million as of December 31, 2016, which represents a decrease of $278.4 million from December 31, 2015 and was allocated to continuing operations. The decrease was primarily the result of (i) the release of $236.5 million of valuation allowances associated with NOL carryforwards primarily for our U.S. subsidiaries as we concluded at December 31, 2016 that it was more likely than not that the deferred tax assets will be realized based on our forecasted earnings , (ii) the release of $40.2 of valuation allowance (inclusive of $8.4 million reduction to deferred tax assets related to prior years) associated primarily with the NOL's of our U.K. subsidiary based on anticipated earnings arising from the changes in the manner in which we manage our capacity and distribution in Europe, (iii) the establishment of a valuation allowance for our St. Maarten subsidiary of $0.8 million, (iv) the release through goodwill of a valuation allowance for two of our Dooria foreign subsidiaries in Norway of $4.2 million, (v) the release of a valuation allowance attributed to certain tax credit for our Mexican subsidiaries of $0.2 million, (vi) the partial release of a valuation allowance attributed to capital loss carry-forwards of our Australian subsidiary, and (vi) changes to existing valuations for changes in current year earnings for our subsidiaries in Peru, Canada, New Zealand and the U.K.

The following is the activity in our valuation allowance:

(amounts in thousands)	2017	2016	2015
Balance as of January 1,	$(40,118)	$(318,480)	$(361,470)
Valuation allowances established	—	(1,489)	(4,381)
Changes to existing valuation allowances	(105,453)	5,006	24,302
Release of valuation allowances	2,006	272,291	19,612
Currency translation	(1,136)	2,554	3,457
Balance as of December 31,	$(144,701)	$(40,118)	$(318,480)

There were no valuation allowances included in discontinued operations for the years ended December 31, 2017, December 31, 2016 and 7.8 million for the years ended December 31, 2015 , respectively and are excluded from the table above.

Loss Carryforwards – We reduced our income tax payments by utilizing NOL carryforwards of $249.4 million in 2017, $256.2 million in 2016 and $123.8 million in 2015. At December 31, 2017, our federal, state and foreign NOL carryforwards totaled $1,450.1 million, of which $106.5 million does not expire and the remainder expires as follows (amounts in thousands):

2018	$10,445
2019	10,373
2020	8,671
2021	19,238
Thereafter	1,294,842
$1,343,569

We utilized $1.2 million capital loss carryforwards in 2016. We did not utilize capital loss carryforwards in 2017 and 2015. At December 31, 2017, our capital loss carryforwards totaled $21.3 million. All of the capital losses are foreign and do not expire.

Section 382 Net Operating Loss Limitation – On November 20, 2017 and October 3, 2011, we had a change in ownership pursuant to Section 382 of the Internal Revenue Code of 1986 as amended (“Code”). Under this provision of the Code, the utilization of any of our NOL or tax credit carryforwards, incurred prior to the date of ownership change, may be limited. Analyses of the respective limits for each ownership change indicated no reason to believe the annual limitation would impair our ability to utilize our NOL carryforward or net tax credit carryforwards as provided. As part of the acquisitions we completed in 2015, we acquired the historical NOL's of the entities of $24.7 million. We have concluded the limitation under Section 382 will not prevent us from fully utilizing these historical NOL's.

Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & E credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	Other	TOTAL
2018	$—	$—	$8,690	$—	$266	$—	$—	$8,956
2019	—	—	—	—	253	—	—	253
2020	—	—	12,975	—	174	—	—	13,149
2021	—	—	14,990	—	225	—	—	15,215
2022	—	—	1,061	—	216	—	—	1,277
Thereafter	68	5,799	108,031	5,268	632	102	12	119,912
	$68	$5,799	$145,747	$5,268	$1,766	$102	$12	$158,762

Earnings of Foreign Subsidiaries – As a result of the passage of the Tax Act, U.S. income taxes have been provided on deemed repatriated earnings of $133.7 million related to our foreign subsidiaries. Our provisional estimate of the deemed repatriation tax of $11.3 million was recorded in the fourth quarter of 2017. Before the Tax Act, U.S. income taxes had not been recorded on certain unremitted earnings of foreign subsidiaries of approximately $265.2 million as the Company intended to permanently reinvest those earnings. The amount of foreign earnings subject to tax decreased dramatically as a result of the operations of the Tax Act and its inclusion of entities with deficits in earnings within the calculation, which could have been disallowed upon any distribution prior to the Tax Act. We have not completed our accounting for the deemed repatriation and expect to finalize this amount within the twelve-month period proscribed by Staff Accounting Bulletin No. 118. The Company’s intention to indefinitely reinvest these earnings outside the U.S. remains unchanged, despite the effect of the Tax Act. The determination of the amount of the unrecognized deferred U.S. income tax liability on the unremitted earnings or any other associated outside basis difference is not practicable because of the complexities associated with the calculation.

Dual-Rate Jurisdiction – Estonia taxes the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which we declare the dividend. This tax must be remitted to the local tax authorities by the tenth day of the month following the month of the dividend distribution. The amount of undistributed earnings at December 31, 2017 and 2016 which, if distributed, would be subject to this tax was $66.3 million and $65.2 million, respectively. During 2017, Latvia enacted a similar system in which a company’s local earnings are not subject to tax until distributed. No earnings are currently deferred in Latvia as the legislation does not take effect until 2018.

Tax Payments and Balances – We made tax payments of $29.0 million in 2017, $34.7 million in 2016 and $9.1 million in 2015 primarily for foreign liabilities. We received tax refunds of $6.5 million in 2017, $7.9 million in 2016 and $15.5 million in 2015 primarily related to U.S. federal tax. We recorded receivables for U.S. federal, foreign and state refunds of $4.2 million at December 31, 2017 and $6.4 million at December 31, 2016 which is included in other current assets on the accompanying consolidated balance sheets. We recorded payables for U.S. federal, foreign and state taxes of $11.0 million at December 31, 2017 and 4.7 million at December 31, 2016 which is included in accrued income taxes payable in the accompanying consolidated balance sheets. We recorded non-current U.S. payables of $11.3 million at December 31, 2017, which is included in deferred credits and other liabilities in the accompanying consolidated balance sheets. The refunds received in 2017 were in excess of the receivables recorded at December 31, 2016 due primarily to a refund of $1.1 million received relating to the conclusion of the audit in the U.S.

Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2017	2016	2015
Balance as of January 1,	$12,054	$11,634	$—
Increase for tax positions taken during the prior period	252	359	786
Decrease for settlements with taxing authorities	(788)	—	—
Increase for tax positions taken during the current period	107	—	10,848
Currency translation	1,626	(345)	—
Balance as of end of period - unrecognized tax benefit	13,251	11,648	11,634
Accrued interest and penalties	1,268	406	—
	$14,519	$12,054	$11,634

Unrecognized tax benefits were $13.3 million and $11.6 million at December 31, 2017 and December 31, 2016. The changes during the current period relate to the establishment of an uncertain tax position for certain intercompany expenses offset by a currency translation during the period. As of December 31, 2014, we had no unrecognized tax benefits. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.

Uncertain tax positions recorded in 2015 are due to changes in the manner in which we manage our manufacturing capacity and the distribution and sale of our products in Europe. The reorganization of our Europe segment was part of our review of our operations structure and management that began in 2014 and resulted in changes in taxable income for certain of our subsidiaries within that reportable segment. Effective January 1, 2015, our subsidiary JELD-WEN U.K. Limited (the “Managing Subsidiary”) entered into an agreement (the “Managing Agreement”) with several of our other subsidiaries in Europe (collectively, the “Operating Subsidiaries”). The Managing Agreement provides that the Managing Subsidiary will receive a fee from the Operating Subsidiaries in exchange for performing various management and decision-making services for the Operating Subsidiaries. As a result, the Managing Agreement shifts certain risks (and correlated benefits) from the Operating Subsidiaries to the Managing Subsidiary. In exchange, the Managing Subsidiary guarantees a specific return to each Operating Subsidiary on a before interest and taxes basis, commensurate with such Operating Subsidiary’s functions and risk profile. While there is no impact on the consolidated reporting of the Europe segment due to the Managing Agreement, there may be changes in taxable income of the Operating Subsidiaries. Therefore, we have reserved for a potential loss resulting from such uncertainty.

Included in the balance of unrecognized tax benefits as of December 31, 2017, December 31, 2016, and December 31, 2015, are $13.3 million, $11.6 million, and $11.6 million respectively, of tax benefits that, if recognized, would affect the effective tax rate. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.

We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2012 and forward. In the U.S., we are open to examination at a federal level for tax years 2013 forward. We are under examination by certain federal, state and local jurisdictions for tax years 2005 through 2008, but generally we are open to examination for state and local jurisdictions for tax years 2012 forward. We are under examination in Australia, Austria, Denmark, Estonia, France, Germany, and Indonesia for tax years 2010 through 2016, and generally remain open to examination for other non-US jurisdictions for tax years 2012 forward.

Note 19. Segment Information
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available and the information presented to the CODM. Management reviews net revenues and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), eliminating the impact of the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.
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

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Twelve Months Ended December 31, 2017
Total net revenues	$2,160,104	$1,045,036	$572,518	$3,777,658	$—	$3,777,658
Intersegment net revenues	(2,021)	(2,269)	(9,434)	(13,724)	—	(13,724)
Net revenues from external customers	$2,158,083	$1,042,767	$563,084	$3,763,934	$—	$3,763,934
Depreciation and amortization	$66,990	$27,979	$13,248	$108,217	$3,056	$111,273
Impairment and restructuring charges	8,471	3,592	(49)	12,014	1,042	13,056
Adjusted EBITDA	273,594	132,929	74,706	481,229	(43,616)	437,613
Capital expenditures	34,769	14,889	6,019	55,677	7,372	63,049
Segment assets	$1,207,539	$920,222	$447,734	$2,575,495	$287,445	$2,862,940
Twelve Months Ended December 31, 2016
Total net revenues	$2,153,011	$1,009,545	$517,990	$3,680,546	$—	$3,680,546
Intersegment net revenues	(3,843)	(816)	(9,088)	(13,747)	—	(13,747)
Net revenues from external customers	$2,149,168	$1,008,729	$508,902	$3,666,799	$—	$3,666,799
Depreciation and amortization	$68,207	$26,657	$8,944	$103,808	$4,187	$107,995
Impairment and restructuring charges	3,584	6,777	2,448	12,809	1,038	13,847
Adjusted EBITDA	251,831	122,574	59,519	433,924	(40,242)	393,682
Capital expenditures	39,775	14,991	21,610	76,376	3,121	79,497
Segment assets	$1,099,845	$751,749	$377,410	$2,229,004	$307,042	$2,536,046
Twelve Months Ended December 31, 2015
Total net revenues	$2,019,622	$996,753	$378,679	$3,395,054	$—	$3,395,054
Intersegment net revenues	(3,907)	(739)	(9,348)	(13,994)	—	(13,994)
Net revenues from external customers	$2,015,715	$996,014	$369,331	$3,381,060	$—	$3,381,060
Depreciation and amortization	$61,165	$25,296	$5,697	$92,158	$3,038	$95,196
Impairment and restructuring charges	7,113	13,089	317	20,519	823	21,342
Adjusted EBITDA	201,660	99,540	40,453	341,653	(30,667)	310,986
Capital expenditures	35,721	25,572	14,049	75,342	2,345	77,687
Segment assets	$1,057,056	$725,604	$257,496	$2,040,156	$142,217	$2,182,373

Reconciliations of net income to Adjusted EBITDA are as follows:

	Years Ended December 31,
(amounts in thousands)	2017	2016	2015
Net income	$10,791	$377,181	$90,918
Loss from discontinued operations, net of tax	—	3,324	2,856
Equity earnings of non-consolidated entities	(3,639)	(3,791)	(2,384)
Income tax expense (benefit)	138,603	(246,394)	(5,435)
Depreciation and amortization	111,273	107,995	95,196
Interest expense, net (a)	79,034	77,590	60,632
Impairment and restructuring charges (b)	13,057	18,353	31,031
Gain on sale of property and equipment	(299)	(3,275)	(416)
Stock-based compensation expense	19,785	22,464	15,620
Non-cash foreign exchange transaction/translation (income) loss	(2,181)	5,734	2,697
Other non-cash items (c)	526	2,843	1,141
Other items (d)	47,000	30,585	18,893
Costs relating to debt restructuring and debt refinancing (e)	23,663	1,073	237
Adjusted EBITDA	$437,613	$393,682	$310,986

(a)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges of $1, $4,506, and $9,687 for the years ended December 31, 2017, 2016, and 2015 respectively. These additional charges are primarily comprised of non-cash changes in inventory valuation reserves, such as excess and obsolete reserves. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 24 - Impairment and Restructuring Charges of Continuing Operations in our audited financial statements for the years ended December 31, 2017, 2016 and 2015.

(c)
Other non-cash items include, among other things, (i) charges of $439, $357, and $893 for the years ended December 31, 2017, 2016, and 2015, respectively, relating to (1) the fair value adjustment for inventory acquired as part of the acquisitions referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions” and (2) the impact of a change in how we capitalize overhead expenses in our valuation of inventory. In addition, other non-cash items include charges of $2,153 for the out-of-period European warranty liability adjustment for the year ended December 31, 2016.

(d)
Other items not core to business activity include: (i) in the year ended December 31, 2017, (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges, (3) $3,484 in acquisition costs not core to business activity, (4) $2,202 in secondary offering costs, (5) $754 in tax consulting fee, (6) $678 in legal entity consolidation costs, (7) $649 in taxes related to equity-based compensation, (8) $578 in facility ramp down costs and (9) $(2,247) gain on settlement of contract escrow; (ii) in the year ended December 31, 2016, (1) $20,695 payment to holders of vested options and restricted shares in connection with the November 2016 dividend, (2) $3,721 of professional fees related to the IPO of our common stock, (3) $1,626 of acquisition costs, (4) $584 in legal costs associated with disposition of non-core properties, (5) $507 of dividend related costs, (6) $500 of costs related to the recruitment of executive management employees, (7) $450 in legal costs, and (8) $346 in Dooria plant closure costs; and (iii) in the year ended December 31, 2015, (1) $11,446 payment to holders of vested options and restricted shares in connection with the July 2015 dividend described in Part II - Item 5. Dividends, (2) $5,510 related to a U.K. legal settlement, (3) $1,825 in acquisition costs, (4) $1,833 of costs related to the recruitment of executive management employees, and (5) $1,082 of legal costs related to non-core property disposal, and (6) ($5,678) of realized gain on foreign exchange hedges related to an intercompany loan.

(e)	Included in the year ended December 31, 2017 is a loss on debt extinguishment of $23,262 associated with the refinancing of our term loan.

Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2017	2016	2015
Net revenues by location of external customer
Canada	$219,877	$218,947	$234,017
U.S.	1,904,939	1,893,585	1,740,303
South America (including Mexico)	35,280	34,518	38,422
Europe	1,063,344	1,035,398	1,020,073
Australia	530,521	476,251	345,523
Africa and other	9,973	8,100	2,722
Total	$3,763,934	$3,666,799	$3,381,060

Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment used in continuing operations is as follows for the years ended December 31,:

(amounts in thousands)	2017	2016	2015
North America:
U.S.	$402,338	$400,023	$418,795
Other	25,876	25,371	24,500
	428,214	425,394	443,295

Europe	153,492	145,470	164,419

Australasia:
Australia	118,568	104,063	81,992
Other	7,818	8,259	8,543
	126,386	112,322	90,535
Corporate:
U.S.	48,619	21,465	22,594
Total property and equipment, net	$756,711	$704,651	$720,843

Note 20. Series A Convertible Preferred Shares

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

In July of 2015, the holders of the 3,974,525 shares of Series A Stock (57,700,434 as-converted common shares) received $272.8 million through participation in the $4.73 per share of Common Stock distribution (see Note 21- Capital Stock). The Board of Directors authorized an additional distribution of $62.4 million to holders of Series A Stock representing dividends accruing between January 1, 2015 and July 31, 2015. Total distributions for holders of our Series A Stock were

$335.2 million, were paid on or about July 31, 2015, and were recorded as reductions to the carrying value of the Series A Stock.

In October of 2016, the Board of Directors authorized $256.3 million in distributions to the holders of the 3,974,525 shares of Series A Stock (62,645,538 as-converted common shares) through participation in the $4.09 per share of Common Stock distribution (see Note 21 - Capital Stock). The Board of Directors authorized an additional distribution of $51.0 million to holders of Series A Stock representing dividends accruing between May 31, 2016 and November 3, 2016. Total distributions paid to holders of our Series A Stock were $306.7 million, and were paid on or about November 3, 2016. Cumulative unpaid dividends were approximately $390.6 million and $325.0 million at December 31, 2016 and 2015, respectively. The Series A Stock and cumulative unpaid dividends converted into 64,211,172 shares of our common stock on February 1, 2017.

Other - In June 2016, the Company, represented by directors not appointed by Onex, settled indemnification claims under the 2011 and 2012 Stock Purchase Agreements with Onex. As a result of this settlement, we refunded $23.7 million of the issuance price agreed to in the 2011 and 2012 Stock Purchase Agreements in August 2016. The refund was recorded as a reduction in the carrying value of the Convertible Preferred shares in the accompanying consolidated balance sheets.

Note 21. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Secretary of State of the State of Delaware, and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed in connection with our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

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

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2017 and December 31, 2016 with a total original issuance value of $12.4 million.

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

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of December 31, 2016 in the accompanying consolidated balance sheets, were charged to equity upon completion of the IPO.

Note 22. Earnings (Loss) Per Share

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

The basic and diluted income (loss) per share calculations for the years ended December 31, are presented below (in thousands, except share and per share amounts).

Earnings (loss) per share basic:	2017	2016	2015
Income from continuing operations	$7,152	$376,714	$91,390
Equity earnings of non-consolidated entities	3,639	3,791	2,384
Income from continuing operations and equity earnings of non- consolidated entities	10,791	380,505	93,774
Undeclared Series A Convertible Preferred Stock dividends	(10,462)	(65,667)	(46,234)
Series A Convertible Preferred Stock distributions and dividends paid	—	(307,279)	(335,184)
Deemed Dividend on Series A Convertible Preferred Stock from Settlement Agreement	—	(23,701)	—
Income (loss) attributable to common shareholders from continuing operations	329	(16,142)	(287,644)
Loss from discontinued operations, net of tax	—	(3,324)	(2,856)
Net income (loss) attributable to common shareholders	$329	$(19,466)	$(290,500)

Weighted average outstanding shares of common stock basic	97,460,676	17,992,879	18,296,003
Basic income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.90)	$(15.72)
Loss from discontinued operations	0.00	(0.18)	(0.16)
Net income (loss) per share	$0.00	$(1.08)	$(15.88)

Earnings (loss) per share diluted:	2017	2016	2015
Net income (loss) attributable to common shareholders - basic	$329	$(19,466)	$(290,500)
Series A Convertible Preferred Stock distributions and dividends paid	—	—	—
Net income (loss) attributable to common shareholders - diluted	$329	$(19,466)	$(290,500)

Weighted average outstanding shares of common stock basic	97,460,676	17,992,879	18,296,003
Restricted stock units and options to purchase common stock	4,001,459	—	—
Weighted average outstanding shares of common stock diluted	101,462,135	17,992,879	18,296,003
Dilutive income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.90)	$(15.72)
Loss from discontinued operations	0.00	(0.18)	(0.16)
Net income (loss) per share	$0.00	$(1.08)	$(15.88)

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

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	2017	2016	2015
Series A Convertible Preferred Stock	—	3,974,525	3,974,525
Common Stock Options	545,693	1,812,404	1,891,978
Class B-1 Common Stock Options	—	3,344,572	3,396,118
Restricted stock units	537	385,220	378,433

Note 23. Stock Compensation

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

In connection with our IPO, the Board adopted and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, the “Omnibus Equity Plan”. Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).

Share-based compensation expense included in SG&A expenses totaled $19.8 million in 2017, $43.2 million in 2016 and 27.4 million in 2015. We recognized a windfall tax benefit of $12.7 million in 2017, which includes a benefit of $14.1 million in the U.S. offset by disallowances in our foreign subsidiaries of $1.4 million. There were no material related tax benefits for the years 2016 and 2015. As of December 31, 2017, there were $22.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

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

During the third quarter of 2015, we recorded $11.4 million of share-based compensation associated with cash payments to participants of our stock incentive plan. These payments consisted of $4.73 per vested common option, $7.02 per vested B-1 common option and $4.73 per restricted stock unit. In addition, we modified the terms of most unvested options, reducing the exercise prices by $4.73 and $7.02 for common and B-1 common options, respectively, resulting in additional share-based compensation expense of $3.6 million in 2015. Key assumptions used in valuing the option modification were as follows:

Expected volatility range	36.02% - 51.19%
Expected dividend yield rate	0.00%
Weighted average term (in years)	1.60 - 5.72
Risk free rate	0.54% - 1.75%

Stock Options – Generally, stock option awards vest ratably each year on the anniversary date over a 3 to 5-year period, have an exercise term of 10 years and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.

When options are granted, we calculate the fair value of common and Class B-1 Common Stock options using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

Key assumptions used in the valuation models were as follows for the years ended December 31:

	2017	2016	2015
Expected volatility	37.36% - 42.83%	43.57% - 52.72%	36.00% - 58.30%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.50 - 6.50	5.50 - 7.50	1.60 - 6.20
Weighted average grant date fair value	$11.51	$17.84	$23.94
Risk free rate	1.83% - 2.19%	1.47% - 1.77%	0.54% - 1.84%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2015	5,036,856	$20.60	8.4
Granted	1,088,450	29.60
Exercised	(95,667)	21.41
Forfeited	(741,543)	20.37
Balance as of December 31, 2015	5,288,096	$19.06	7.9
Granted	367,400	37.12
Exercised	(245,014)	19.91
Forfeited	(253,506)	16.82
Balance as of December 31, 2016	5,156,976	$20.40	7.1
Issued upon conversion of class B-1 common stock	2,494,553	11.13
Granted	505,122	27.78
Exercised	(2,781,055)	11.67
Forfeited	(448,928)	15.01
Balance as of December 31, 2017	4,926,668	$14.56	6.6

Exercisable as of December 31, 2017	2,739,877	$13.09	5.7

RSUs – RSUs are subject to the continued employment of the recipient through the vesting date, which is generally 12 to 60 months from issuance. Once vested, the recipient will receive one share of common stock for each restricted stock unit. Prior to the IPO, the grant-date fair value per share used for RSUs was determined using the aggregate value of our common equity, as determined by a third-party valuation firm, as of the most recent calendar quarter-end and applying a 10% discount based upon reflecting the differential economic rights and preferences of the Preferred or the ESOP common shares relative to the common shares, with that amount rounded down to the nearest whole percent. After the IPO, the grant-date fair value per share used for RSUs was determined using the closing price of our common stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method.

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding January 1, 2016	378,433	$20.28
Granted - employee	76,912	28.62
Vested	(64,625)	20.35
Forfeited	(5,500)	15.31
Balance as of December 31, 2016	385,220	$22.00
Granted - non-employee directors	23,245	31.22
Granted - employee	342,727	28.73
Vested	(175,110)	18.40
Forfeited	(13,714)	26.02
Balance as of December 31, 2017	562,368	$27.51

Note 24. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our consolidated statements of operations.

In 2017, we recorded $6.8 million of restructuring charges in the U.S. mostly related to a reduction in work force in the fourth quarter. In Europe we recorded charges of $3.6 million related to two building impairments and various personnel restructuring. In Canada we recorded charges of $2.7 million mostly related to consolidation of operations.

In 2016, we recorded $6.8 million of impairment and restructuring charges in Europe, including $3.8 million related to restructuring and plant closures of a recent acquisition and $3.0 million related to various personnel restructuring across Europe. In Australasia, we recorded charges of $2.4 million mostly related to a site closure and restructuring of a recent acquisition. In North America, we recorded $4.6 million of charges including $2.5 million of various termination benefits and $2.1 million of other impairment and restructuring charges.

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

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying consolidated statements of operations for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Closed operations	$1,479	$1,778	$677
Continuing operations	—	1,203	3,591
Total Impairments	$1,479	$2,981	$4,268
Restructuring charges, net of fair value adjustment gains	11,577	10,866	17,074
Total impairment and restructuring charges	$13,056	$13,847	$21,342

Short-term restructuring accruals are recorded in accrued expenses and totaled $7.2 million and $1.5 million as of December 31, 2017 and 2016, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $3.9 million and $3.6 million as of December 31, 2017 and 2016, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
December 31, 2017
Severance and sales restructuring costs	$836	$9,492	$(3,096)	$7,232
Disposal of property and equipment	—	190	(190)	—
Lease obligations and other	4,183	1,895	(2,271)	3,807
	$5,019	$11,577	$(5,557)	$11,039
December 31, 2016
Severance and sales restructuring costs	$5,424	$7,448	$(12,036)	$836
Disposal of property and equipment	—	(71)	71	—
Lease obligations and other	3,083	3,489	(2,389)	4,183
	$8,507	$10,866	$(14,354)	$5,019
December 31, 2015
Severance and sales restructuring costs	$7,307	$10,493	$(12,376)	$5,424
Disposal of property and equipment	—	64	(64)	—
Lease obligations and other	373	6,517	(3,807)	3,083
	$7,680	$17,074	$(16,247)	$8,507

Note 25. Interest Expense

Interest expense is net of capitalized interest. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $0.9 million in 2017, $1.7 million in 2016 and $0.8 million in 2015. We made interest payments of $66.1 million in 2017, $73.9 million in 2016 and $57.0 million in 2015. Interest expense also includes debt issuance costs that are amortized using the effective interest method. We allocated interest expense to discontinued operations of zero in 2017, $0.6 million in 2016 and $0.8 million in 2015.

Note 26. Other (Income) Expense

Other (income) expense for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Foreign currency losses (gains)	$10,426	$3,580	$(9,254)
Legal settlement income	(2,456)	(9,671)	(2,421)
Settlement of contract escrow	(2,247)	—	—
Rent and finance income	(2,098)	(2,630)	(2,174)
Other items	(1,624)	(1,133)	216
Loss (gain) on sale of property and equipment	16	(2,971)	(487)
	$2,017	$(12,825)	$(14,120)

In July 2016, we entered into a confidential settlement agreement on a commercial matter in our North America segment that originated in 2011, pursuant to which we received $8.4 million. We recorded the gain associated with this settlement in other income in the accompanying consolidated statements of operations.

Note 27. Derivative Financial Instruments

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

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In order to mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $124.5 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $76.3 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $121.0 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (expense) income. We recorded mark-to-market losses of $6.3 million and $0.9 million, and a gain of $0.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Interest rate swap derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps were set to mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the incremental term loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps were set to mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 16 - Notes Payable and Long-Term Debt), we terminated all of the interest rate swaps and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss). This loss will be amortized as interest expense over the life of the original interest rate swaps.

The interest rate swap agreements were designated as cash flow hedges and, prior to their termination in December 2017, effectively changed the LIBOR-based portion of the interest rate (or “base rate”) on a portion of the debt outstanding under our Term Loan Facility to the weighted average fixed rates per the time frames below:

Period	Notional (1)	Weighted Average Rate
	(amounts in thousands)
December 2015 - June 2016	$273,000	1.997%
June 2016 - September 2016	$486,000	2.054%
September 2016 - December 2016	$759,000	2.161%
December 2016 - December 2017	$914,250	2.188%

(1)	Aggregate notional amounts in effect during the period shown.

The cumulative pre-tax mark-to-market loss of $3.4 million relating to these interest rate contracts was recorded in consolidated other comprehensive income (loss) at December 31, 2017 as no portion was deemed ineffective. We recorded $8.9 million, $5.0 million and $0.7 million of interest expense deriving from the interest rate swaps that were in effect in the years ended December 31, 2017, 2016 and 2015, respectively.

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

The fair values of derivative instruments held are as follows as of December 31:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,235	$6,309

	Derivatives liabilities
	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$—	$9,050
	Deferred credits and other liabilities	$—	$3,878
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,905	$691

Note 28. Fair Value Measurements

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair values of these instruments were as follows as of December 31:

	2017
(amounts in thousands)	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total Fair Value
Cash equivalents	$—	$44,091	$—	$—	$44,091
Derivative assets, recorded in other current assets	—	2,235	—	—	2,235
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,905)	—	—	(2,905)
Pension plan assets:
Cash and short-term investments	—	17,859	—	—	17,859
U.S. Government and agency obligations	25,122	—	—	—	25,122
Corporate and foreign bonds	—	98,432	—	—	98,432
Asset-backed securities	—	839	—	—	839
Equity securities	32,444	—	—	—	32,444
Mutual funds	—	80,352	—	—	80,352
Common and collective funds	—	—	—	100,697	100,697
Total	$57,566	$240,903	$—	$100,697	$399,166

	2016
(amounts in thousands)	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total Fair Value
Cash equivalents	$—	$6,059	$—	$—	$6,059
Derivative assets, recorded in other current assets	—	6,309	—	—	6,309
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(13,619)	—	—	(13,619)
Pension plan assets:	—	—	—	—	—
Cash and short-term investments		5,873	—	—	5,873
U.S. Government and agency obligations	30,953	—	—	—	30,953
Corporate and foreign bonds	—	77,934	—	—	77,934
Asset-backed securities	—	580	—	—	580
Equity securities	48,320	—	658	—	48,978
Mutual funds	—	129,791	—	—	129,791
Common and collective funds	—	—	—	15,482	15,482
Total	$79,273	$212,927	$658	$15,482	$308,340

Derivative assets and liabilities reported in level 2 include foreign currency contracts and interest rate swaps. The fair values of the foreign currency contracts were determined using counterparty quotes based on prevailing market data and derived from their internal, proprietary model-driven valuation techniques. The fair values of the interest rate swaps are based on models using observable inputs such as relevant published interest rates. The pension plan assets consist of cash and short-term investments, corporate and foreign bonds, asset backed securities and mutual funds which are valued by third parties who make comparison to similar assets or use quotes for the same assets in inactive markets and are included in level 2. The valuation methodologies for pension plan government bonds and equity securities are quoted prices and are included in level 1.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below as of December 31:

	2017
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$914	$914	$1,473
Total	$—	$—	$914	$914	$1,473

	2016
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$1,445	$1,445	$1,602
Total	$—	$—	$1,445	$1,445	$1,602

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 29. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of December 31, 2017 and December 31, 2016 due to their short-term nature, variable interest rates and mark to market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both December 31, 2017 and December 31, 2016. The fair value of our debt is estimated using quoted market prices when available. When quoted marked prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. Long-term debt indicated a fair value of $8.7 million and $22.0 million higher than the gross recorded value as of December 31, 2017 and December 31, 2016, respectively.

Note 30. Commitments and Contingencies
Litigation – We are involved in various legal proceedings encountered in the normal course of business and accrue for loss amounts on legal matters when it is probable a liability has been incurred and the amount of liability can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying consolidated balance sheets.

Other than as described below, as of December 31, 2017, there are no current proceedings or litigation matters involving the Company or its property that we believe could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Steves and Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract and breach of warranty. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12,151,873 for past damages under both the Clayton Act and breach of contract claims and $46,480,581 in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. The court has not yet ruled on this issue.

We intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. Accordingly, we do not believe that a loss in this matter is probable and estimable, and therefore, we have not accrued a reserve for this loss contingency. However, if a judgment is entered in accordance with the verdict and is ultimately upheld after exhaustion of our appellate remedies, it could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and therefore it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously. Our claims against Steves and others in the Eastern District of Virginia related to misappropriation of trade secrets remain pending and are set for trial in April 2018. Our other claims remain pending in Bexar County, Texas, and are set for trial in October 2018.

ESOP - The JELD-WEN ESOP Plan, Administrative Committee, and individual trustees were sued by three separate groups of former employees and members of the ESOP for alleged violations relating to the management and distribution of the ESOP funds. These matters were pled as class actions and none of the cases were certified. In January 2015, we executed settlement agreements with applicable parties resulting in our recording $5.0 million in settlement expense in December 2015. Pursuant to the agreements, we accrued a $15.7 million liability to the plaintiffs in other accrued expenses and a $10.7 million insurance receivable in accounts receivable. In June 2015, we paid all settlement funds into an escrow account. On October 19, 2015, the court provided final approval of the settlement in all respects. We received $10.7 million from insurance carriers on December 1, 2016. All settlement funds have now been credited to claimant’s respective accounts.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2017 and December 31, 2016, our accrued liability for self-insured risks was $73.3 million and $71.3 million, respectively.
Indemnifications – At December 31, 2017, we had commitments related to certain representations made on contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. The outstanding performance bonds and stand-by letters of credit were as follows as of December 31:

(amounts in thousands)	2017	2016
Self-insurance workers’ compensation	$21,072	$18,514
Liability and other insurance	12,900	15,884
Environmental	14,452	14,086
Other	6,650	14,070
	$55,074	$62,554
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and present laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.5 million at both December 31, 2017 and December 31, 2016. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $0.1 million and $0.0 million at December 31, 2017 and December 31, 2016, respectively.

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

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In September 2015, we entered into a settlement agreement under which we will pay $1.3 million to settle the claim. Of the $1.3 million, the prior insurance carrier for the site has agreed to fund $1.1 million of the settlement. All amounts related to the settlement are fully accrued, and we do not expect to incur any further significant loss related to the settlement of this matter.

Towanda, Pennsylvania Consent Order - In 2015, we entered into a COA with the Pennsylvania Department of Environmental Protection to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $11.0 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
Service Agreements – In February 2015, we entered into a strategic servicing agreement with a third party vendor to identify and execute cost reduction opportunities. The agreement provided for a tiered fee structure directly tied to cost savings realized. This contract terminated pursuant to its own terms on December 31, 2015, and we made a final payment of $6.3 million on January 2, 2018. We expect no further costs related to this issue.
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
Lease Commitments – We have various operating lease agreements primarily for facilities, manufacturing equipment, airplanes and vehicles. These obligations generally have remaining non-cancelable terms. Minimum annual lease payments are as follows (amounts in thousands):

Continuing Operations
2018	$33,549
2019	25,460
2020	17,298
2021	12,029
2022	9,234
Thereafter	24,714
$122,284

Rent expense from continuing operations was $50.0 million in 2017, $45.8 million in 2016 and $35.8 million in 2015. Rent expense from discontinued operations was $0.0 million in 2017 and $0.1 million in both 2016 and 2015.
Other Commitments and Contingencies – In October 2017, in conjunction with a pending contract, we entered into bank guarantees of approximately €28.9 million and collateralized those guarantees with cash.

In October 2017, we signed a definitive agreement to acquire Domoferm from holding company Domoferm International GmbH. On February 19, 2018, we completed the acquisition. See Note 37 - Subsequent Events for further detail.

Note 31. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan

Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.

Beginning in 2017, we moved from utilizing a weighted average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs. The change in estimate provides a more accurate measurement of service and interest cost by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs from the twelve months ended December 31, 2017.

The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2017	2016	2015
Service cost	$3,870	$3,320	$2,590
Interest cost	13,371	16,387	16,055
Expected return on plan assets	(17,940)	(19,990)	(21,213)
Amortization of net actuarial pension loss	12,680	12,264	12,803
Pension benefit expense	$11,981	$11,981	$10,235

Discount rate	3.94%	4.25%	3.75%
Expected long-term rate of return on assets	6.25%	7.00%	7.00%
Compensation increase rate	N/A	N/A	N/A

The new mortality tables published by the Society of Actuaries in 2014 were adopted in 2014 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2017. We adopted the use of Scale MP-2017 as of December 31, 2017 as it represents our best estimate of future mortality improvement projection experience as of the measurement date.

We developed the discount rate based on the plan’s expected benefit payments using the December 31, 2017 Citigroup Pension Discount Curve. Based on this analysis, we selected a 3.47% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.

In the fourth quarter of 2016, we corrected through other comprehensive income a $3.7 million increase to our pension liability for a change in the retirement age assumption for vested terminated participants based upon a 2015 experience study. The change in retirement age should have been reflected in our 2015 actuarial estimate and was immaterial to the current and prior periods.

Pension benefit expense from amortization of net actuarial pension loss is estimated to be $9.8 million in 2018.

We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly-traded equity and debt securities as directed by the plan’s investment committee. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets increased in 2017 due primarily to investment returns in excess of benefit payments and our discretionary contribution and increased in 2016 due primarily to investment returns in excess of benefit payments.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2017	2016
Balance at beginning of period	$295,995	$293,055
Actual return on plan assets	52,559	20,658
Company contribution	10,000	—
Benefits paid	(14,948)	(14,415)
Administrative expenses paid	(3,855)	(3,303)
Balance at end of period	$339,751	$295,995

The plan’s investments as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - U.S. benefit plan	2017	2016
Equity securities	7.3	57.7
Debt securities	35.3	35.9
Other	57.4	6.4
	100.0	100.0

The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2017	2016
Balance at beginning of period	$405,310	$392,459
Service cost	3,870	3,320
Interest cost	13,371	16,387
Actuarial loss	31,948	10,862
Benefits paid	(14,948)	(14,415)
Administrative expenses paid	(3,855)	(3,303)
Balance at end of period	$435,696	$405,310
Discount rate	3.47%	4.00%
Compensation increase rate	N/A	N/A

As of December 31, 2017, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2018	$18,023
2019	18,850
2020	19,635
2021	20,365
2022	21,052
2023-2027	112,401

The company made cash contributions to the plan of $10.0 million for the year ended December 31, 2017. No contributions were made for the year ended December 31, 2016. During fiscal year 2018, we expect to make cash contributions to the plan of approximately $4.1 million.

The plan’s accumulated benefit obligation of $435.7 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2017	2016
Projected benefit obligation at end of period	$435,696	$405,310
Fair value of plan assets at end of period	(339,751)	(295,995)
Unfunded pension liability	95,945	109,315
Current portion	—	—
Long-term unfunded pension liability	$95,945	$109,315

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits and is equal to the expected employer contributions in the following year.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive income (loss) - U.S. benefit plan	2017	2016	2015
Net actuarial pension loss beginning of period	$127,982	$130,052	$160,170
Amortization of net actuarial loss	(12,680)	(12,264)	(12,803)
Net loss (gain) occurring during year	(2,670)	10,194	(17,315)
Net actuarial pension loss at end of period	112,632	127,982	130,052
Tax benefit	(9,583)	(15,041)	(15,041)
Net actuarial pension loss at end of period, net of tax	$103,049	$112,941	$115,011

Non-U.S. Defined Benefit Plans – We have several other defined benefit plans located outside the U.S. that are country specific. Some of these plans remain open to participants and others are closed. The expenses related to these plans are recorded in the consolidated statements of operations and are determined by using weighted-average assumptions made on January 1 of each year as summarized below for the years ended December 31.

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2017	2016	2015
Service cost	$1,436	$1,142	$4,821
Interest cost	1,184	1,118	970
Expected return on plan assets	(700)	(714)	(871)
Amortization of net actuarial pension loss	145	351	334
Pension benefit expense	$2,065	$1,897	$5,254

Discount rate	0.8% - 7.2%	0.7% - 8.3%	0.7 - 9.0%
Expected long-term rate of return on assets	0.0% - 5.7%	0.0% - 5.3%	0.0 - 5.3%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%	0.5 - 7.0%

Non-U.S. pension benefit expenses from amortization of net actuarial pension losses are estimated to be $0.1 million in 2018.

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2017	2016
Balance at beginning of period	$13,596	$13,180
Fair value of assets acquired	—	424
Actual return on plan assets	1,232	508
Company contribution	277	970
Benefits paid	(198)	(1,286)
Administrative expenses paid	(49)	(25)
Cumulative translation adjustment	1,136	(175)
Balance at end of period	$15,994	$13,596

The investments of the non-U.S. plans as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - Non-U.S. benefit plans	2017	2016
Equity securities	48.3	47.3
Debt securities	22.0	20.0
Other	29.7	32.7
	100.0	100.0

The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2017	2016
Balance at beginning of period	$30,307	$29,226
Pension obligation acquired	—	375
Service cost	1,451	1,229
Interest cost	1,163	1,118
Actuarial loss	1,582	618
Benefits paid	(847)	(1,401)
Administrative expenses paid	(49)	(25)
Cumulative translation adjustment	2,643	(833)
Balance at end of period	$36,250	$30,307

Discount rate	0.8% - 5.1%	0.7% - 5.1%
Compensation increase rate	0.5% - 2.8%	0.5% - 2.9%

As of December 31, 2017, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2018	$2,810
2019	2,560
2020	3,035
2021	3,351
2022	2,435
2023-2027	13,768

The accumulated benefit obligations of $30.0 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $0.4 million to the non-U.S. plans in 2018.

The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2017	2016
Projected benefit obligation at end of period	$36,250	$30,307
Fair value of plan assets at end of period	(15,994)	(13,596)
Net pension liability	$20,256	$16,711

Long-term unfunded pension liability	$20,641	$17,331
Current portion	1,518	714
Total unfunded pension liability	$22,159	$18,045

Total overfunded pension liability	$1,903	$1,334

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets and is equal to the expected employer contributions in the following year. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive income (loss) - Non-U.S. benefit plans	2017	2016	2015
Net actuarial pension loss beginning of period	$6,781	$5,160	$5,931
Amortization of net actuarial (loss) gain	(149)	(10)	367
Net loss (gain) occurring during year	742	1,621	(1,073)
Cumulative translation adjustment	(15)	10	(65)
Net actuarial pension loss at end of period	7,359	6,781	5,160
Tax benefit	(1,886)	(1,785)	(1,366)
Net actuarial pension loss at end of period, net of tax	$5,473	$4,996	$3,794
Other Defined Contribution Plans – U.S. elective contributions to the 401(k) plan are discussed in Note 32 - Employee Stock Ownership Plan. We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $2.1 million and $0.3 million, respectively, at December 31, 2017 and December 31, 2016. The total compensation expense for non-U.S. defined contribution plans was $23.8 million in 2017, $23.3 million in 2016 and $13.3 million in 2015.

Note 32. Employee Stock Ownership Plan

We have an ESOP that covers eligible U.S. employees. The assets of the ESOP are held in a separate trust (the ESOP Trust) established for that purpose. According to the terms of the ESOP, our obligation to the participants is limited to the value of the cash, common stock, or other assets held in the ESOP Trust.

The ESOP contains both company funded sub-accounts and employee funded sub-accounts. Company funded sub-accounts have a delayed payment feature, while employee funded sub-accounts are payable the year following the event. Company funded sub-accounts are eligible for payment on or after January 1 of the year following the earliest of (1) the year in which an employee attains Normal Retirement Age, (2) the year in which an employee attains Early Retirement, or (3) the fifth year following the year in which the employee leaves employment. Payment of company funded sub-account for disability and death are payable the year following the event.

Currently, all ESOP participant accounts are valued according to the ongoing value of our stock which is the primary asset of the ESOP Trust. Annual expense related to the ESOP was $0 in 2017, 2016 and 2015.

Repurchases of common stock from ESOP Trust – Based on periodic assessment of planned distributions to participants, we have historically been obligated to repurchase common stock from the ESOP Trust based on the fair value of such shares for ESOP purposes. We did not repurchase shares from the ESOP in 2017 or 2016. We repurchased shares from the ESOP that totaled $12.1 million in 2015.

Note 33. Related Party Transactions

Notes Receivable from Directors – Notes receivable and interest due from our current and former directors or family members were paid in full in June 2016 and related to cash advances which were partially secured by our stock. Such amounts totaled $2.2 million at December 31, 2015 and were recorded as a reduction to equity as the borrowers had significant influence over the Company and there was uncertainty as to whether the amounts would be repaid in cash or by a return of our stock.

Receivables from the Estate of Richard L. Wendt – The estate of Richard L. Wendt (“RLW Estate”) is considered a significant shareholder of JWH and a Company director is a trustee of the estate. We held short and long-term receivables that originated directly from transactions with RLW Estate, or from transactions with entities that were owned by RLW Estate, who was a Company director until his death in 2010. In December 2014, we signed an agreement that restructured the terms of these receivables. The outstanding principal of the note was reduced by a $7.1 million non-cash exchange for 355,487 shares of JWH stock. The remaining principal of $12.6 million continued to bear interest at prime plus 3.25%, with a minimum interest rate of 5.50% and a maximum interest rate of 9.50% per annum. The note was paid in full in August 2015. These notes were secured by JWH stock and recorded as deductions to equity. We received interest payments of $0.5 million in 2015.

(amounts in thousands)	2017	2016	2015
Notes receivable and accrued interest balance, January 1	$56	$2,159	$16,380
Cash payments	—	(2,152)	(14,850)
Reserve for bad debt	(56)	—	—
Interest accrued	—	49	629
Notes receivable and accrued interest balance, December 31	$—	$56	$2,159
Interest rates, December 31	N/A	5.75%	5.50%

Amounts due from other directors and family	—	56	2,159
	$—	$56	$2,159

Payments to Onex – As part of the original Onex investment transaction and prior to our IPO, we agreed to pay Onex for management services they provided. Total fees paid were zero in 2017, $0.4 million in 2016 and $0.6 million in 2015.

Note 34. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31:

(amounts in thousands)	2017	2016	2015
Cash Investing Activities:
Change in notes receivable
Issuances of notes receivable	$(61)	$(68)	$(73)
Cash received on notes receivable	2,052	1,035	1,323
	$1,991	$967	$1,250
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$15,099	$1,340	$4,128
Property and equipment purchased for debt	791	1,438	—
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	183	—	49
Customer accounts receivable converted to notes receivable	393	1,276	174

Cash Financing Activities:
Common stock repurchased
Stock repurchases	$—	$—	$(32,569)
Repurchase of ESOP shares to fund distribution	—	—	(12,127)
	$—	$—	$(44,696)
Change in long-term debt
Proceeds from issuance of new debt, net of discount	$1,240,000	$374,063	$477,600
Borrowings on long-term debt	5,334	763	—
Payments of long-term debt	(1,618,641)	(16,844)	(19,402)
Payments of debt issuance and extinguishment costs, including underwriting fees	(16,358)	(8,146)	(9,066)
	$(389,665)	$349,836	$449,132
Change in notes payable
Borrowings on notes payable	$—	$—	$8,017
Payments on notes payable	(205)	(180)	(11,437)
	$(205)	$(180)	$(3,420)
Non-cash Financing Activities:
Common stock issued as consideration for acquisition	$—	$—	$2,000
Prepaid insurance funded through short-term debt borrowings	2,662	2,954	3,107
Costs associated with initial public offering formerly capitalized in prepaid expenses	5,857	—	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	569	—	—

Note 35. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are as follows:

	Three Months Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017
	(dollars in thousands)
Statements of Operations Data:
Net revenues	$847,787	$948,736	$991,408	$976,003
Gross margin(a)	181,365	231,001	227,591	208,241
Operating income	37,690	83,720	83,335	45,323
Income before taxes, equity earnings and discontinued operations	8,199	63,408	63,242	10,906
Net income (loss)	6,428	46,778	51,275	(93,690)
Net (loss) income attributable to common shareholders	(4,034)	46,778	51,275	(93,690)

Net (loss) income per share basic	$(0.05)	$0.45	$0.49	$(0.89)
Net (loss) income per share diluted	$(0.05)	$0.43	$0.47	$(0.89)

	Three Months Ended
	March 26, 2016	June 25, 2016	September 24, 2016	December 31, 2016
	(dollars in thousands)
Statements of Operations Data:
Net revenues	$796,547	$964,608	$932,475	$973,169
Gross margin(a)	155,237	205,789	204,563	208,962
Operating income	23,150	68,970	71,920	31,045
Income before taxes, equity earnings and discontinued operations	6,863	51,308	61,104	11,045
Net income(b)	6,045	66,890	46,084	258,162
Net (loss) income attributable to common shareholders	(20,361)	15,188	15,977	(68,079)

(Loss) earnings per share - basic:
(Loss) income from continuing operations	$(1.16)	$0.88	$1.04	$(3.73)
Income (loss) from discontinued operations	0.03	(0.03)	(0.15)	(0.03)
Net (loss) income per share	$(1.13)	$0.85	$0.89	$(3.76)
(Loss) earnings per share - diluted:
(Loss) income from continuing operations	$(1.16)	$0.82	$0.57	$(3.73)
Income (loss) from discontinued operations	0.03	(0.01)	(0.03)	(0.03)
Net (loss) income per share	$(1.13)	$0.81	$0.54	$(3.76)

(a)
During the year, we identified and corrected errors related to the allocation of certain expenses between cost of sales and SG&A that were previously reported in our quarterly periods. These corrections of immaterial misclassifications were ($4,601) for April 1, 2017, ($4,741) for July 1, 2017, ($621) for September 30, 2017, ($2,886) for March 26, 2016, ($6,362) for June 25, 2016, ($6,211) for September 24, 2016, and $(9,579) for December 31, 2016.

(b)
In the three-month period ended December 31, 2016, we revised the financial statements for errors related to the tax treatment of our share-based compensation expense, the inter-quarter allocation of a tax benefit associated with the release of a valuation allowance in a foreign jurisdiction and certain other income tax corrections of $26,292 and other immaterial pretax adjustments of ($1,128).

During the fourth quarter of 2016, we released a valuation allowance in the U.S. totaling $278.4 million resulting in an increase in tax benefit and net income for the period. During the fourth quarter of 2017, the Tax Act lowered our U.S. federal tax rate which reduced the valuation of our net deferred tax assets, resulting in an additional tax expense of approximately $21.1 million. In addition, the Tax Act resulted in an additional estimated foreign repatriation tax charge of $11.3 million. See Note 18 - Income Taxes for further detail.

Due to the impact of accrued and paid dividends on the calculation, the sum of the quarterly net (loss) income attributable to common shareholders may not agree to consolidated year-to-date amounts presented in the accompanying consolidated statements of operations.

Note 36. Revision of Prior Period Financial Statements

Correction of Immaterial Misclassification – During the current period, we identified and corrected errors related to the allocation of certain expenses between cost of sales and SG&A that were previously reported in our annual periods for the years ended December 31, 2014, December 31, 2015, December 31, 2016.

Correction of Immaterial Errors – We corrected errors related to the tax treatment of our share-based compensation expense, the inter-quarter allocation of a tax benefit associated with the release of a valuation allowance in a foreign jurisdiction that were reported for the year ended December 31, 2016, certain other income tax corrections, and the timing of other previously recorded immaterial out-of-period adjustments.

In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270, Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded that the effects of these errors and the other accumulated misstatements were not material individually or in the aggregate to our previously reported annual periods for the years ended December 31, 2014, December 31, 2015, and December 31, 2016.

The following tables reflect the effects of correcting the immaterial misclassification errors identified above for the twelve month periods ended December 31:

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

The tables below reflect the effects of correcting immaterial errors including other accumulated misstatements and immaterial misclassification errors described above for the twelve month period ended December 31, 2016:

	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	As Revised
Consolidated Balance Sheet:
Accounts receivable	$407,620	$(450)	$407,170
Other current assets	30,104	2,144	32,248
Total current assets	875,810	1,694	877,504
Deferred tax assets	268,965	18,734	287,699
Goodwill	486,055	865	486,920
Intangible assets, net	117,795	(2,070)	115,725
Other assets	63,020	527	63,547
Total assets	2,516,296	19,750	2,536,046
Accrued expenses and other current liabilities	173,521	80	173,601
Total current liabilities	513,126	80	513,206
Total liabilities	2,323,417	80	2,323,497
Retained earnings	202,562	19,670	222,232
Total shareholders’ equity	41,922	19,670	61,592
Total liabilities, convertible preferred shares, and shareholders’ equity	2,516,296	19,750	2,536,046

	Twelve months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Correction of Errors	Correction of Misclassification	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,866,805	$405	$25,038	$2,892,248
Gross margin	799,994	(405)	(25,038)	774,551
Selling, general and administrative	589,407	1,250	(25,038)	565,619
Operating income	196,740	(1,655)	—	195,085
Income before taxes, equity earnings and discontinued operations	131,975	(1,655)	—	130,320
Income tax benefit	(225,596)	(20,798)	—	(246,394)
Income from continuing operations, net of tax	357,571	19,143	—	376,714
Equity earnings on non-consolidated entities	3,264	527	—	3,791
Net income	357,511	19,670	—	377,181
Net loss attributable to common shareholders	(39,136)	19,670	—	(19,466)

Weighted Average Common Shares
Basic and diluted	17,992,879	—	—	17,992,879
Loss per share from continuing operations:
Basic	$(1.99)	$1.09	$—	$(0.90)
Diluted	$(1.99)	$1.09	$—	$(0.90)
Net loss per share:
Basic	$(2.17)	$1.09	$—	$(1.08)
Diluted	$(2.17)	$1.09	$—	$(1.08)

Consolidated Statement of Cash Flow

The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 19 - Segment Information, Adjusted EBITDA

	Twelve months ended
	December 31, 2016
(dollars in thousands)	As Reported	Correction of Errors	As Revised
Net income	$357,511	$19,670	$377,181
Equity earnings on non-consolidated entities	(3,264)	(527)	(3,791)
Income tax benefit	(225,596)	(20,798)	(246,394)
Depreciation and amortization	106,790	1,205	107,995
Adjusted EBITDA	394,132	(450)	393,682

Segment Information: Adjusted EBITDA

	Twelve months ended
	December 31, 2016
(dollars in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$251,831	$122,574	$59,519	$433,924	$(39,792)	$394,132
Adjustment	—	—	—	—	(450)	(450)
As Revised	$251,831	$122,574	$59,519	$433,924	$(40,242)	$393,682

Note 37. Subsequent Events

In February 2018, we announced information with respect to three acquisitions, one of which was an equity method investment at December 31, 2017.

•
We completed the previously announced acquisition of Domoferm from holding company Domoferm International GmbH. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets. The purchase price will be allocated among physical assets, intangible assets including product certifications, tradenames and customer relationships as well as goodwill. Domoferm will be included in our Europe segment.

•
We signed a purchase agreement acquiring A&L Windows Pty Ltd (“A&L”), a leading Australian manufacturer of residential aluminum windows and patio doors. A&L has a network of manufacturing facilities and showrooms across the eastern seaboard of Australia which we expect will deliver synergies through operational savings from the implementation of JEM and by leveraging the benefits of our combined supply chain. The purchase price will be allocated among physical assets, intangible assets including customer relationships, tradenames, and software, as well as goodwill. A&L is expected to be part of our Australasia segment.

•
We signed a purchase agreement to acquire American Building Supply, Inc. (“ABS”), a premier supplier of value-added services for the millwork industry located in Sacramento, California. We expect the transaction to close in the first quarter of 2018, subject to customary closing conditions. The purchase price will be allocated among physical assets, intangible assets including process know-how, tradenames, and patents, as well as goodwill. ABS is expected to be included in our North America segment.

Effective February 27, 2018, Mark Beck, President and Chief Executive Officer, departed the Company by mutual agreement with our Board of Directors. His service as a director also ended on that date. The Board appointed Kirk Hachigian, Chairman of the Board and former CEO of the Company, to act as CEO on an interim basis while the Board conducts a search to identify a successor. The Company expects to record a liability in the first quarter of 2018 to reflect its severance obligations to Mr. Beck.
On February 28, 2018, JWA amended their existing letter of offer facility with Australia and New Zealand Banking Group Limited, to include a new 5-year floating rate term loan sub-facility.in the amount of AUD $55.0 million. The amendment included a reduction of the floating rate revolving loan facility by AUD $2 million to AUD $15 million, an increase of the interchangeable facility for guarantees and letters of credit by AUD $2 million to AUD $12 million, and an increase in the asset finance facility by AUD $1 million to $2.5 million.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2017	2016	2015
Selling, general and administrative	$23,457	$48,195	$28,522
Equity in earnings of subsidiary	33,860	424,946	119,371
Other (income) expense
Interest income	(35)	(57)	(206)
Interest expense	73	65	110
Other	(426)	(438)	27
Income (loss) before taxes	10,791	377,181	90,918
Income tax (benefit) expense	—	—	—
Net income	$10,791	$377,181	$90,918
Comprehensive income (loss):
Net income	$10,791	$377,181	$90,918
Other comprehensive income (loss), net of tax
Equity in comprehensive income (loss) of subsidiary	101,835	(34,194)	(59,136)
Total other comprehensive income (loss), net of tax	101,835	(34,194)	(59,136)
Total comprehensive income	$112,626	$342,987	$31,782

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$3,830	$2,375
Other current assets	15	—
Total current assets	3,845	2,375
Property and equipment, net	3,363	3,502
Investment in subsidiary	885,070	403,321
Other long-term assets	—	5,857
Long-term notes receivable	147	6
Total assets	$892,425	$415,061
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$744	$1,654
Current payable to subsidiary	2,126	964
Accrued expenses and other current liabilities	227	788
Notes payable and current maturities of long-term debt	981	686
Total current liabilities	4,078	4,092
Long-term debt	963	1,238
Total liabilities	5,041	5,330
Commitments and contingencies (Note 5)
Convertible preferred stock	—	150,957
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017; 904,732,200 shares authorized, par value $0.01 per share, 17,894,393 shares outstanding as of December 31, 2016; 177,221 shares of Class B-1 Common Stock outstanding as of December 31, 2016	1,060	180
Additional paid-in capital	652,666	36,362
Retained earnings	233,658	222,232
Total shareholders’ equity	887,384	258,774
Total liabilities, convertible preferred shares, and shareholders’ equity	$892,425	$415,061

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$10,791	$377,181	$90,918
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	139	139	—
Litigation settlement funded by subsidiaries	—	—	325
Income from subsidiary investment	(33,860)	(424,946)	(119,371)
Other items, net	191	(205)	(180)
Payment to option holders funded by subsidiaries	—	20,739	11,780
Stock-based compensation	19,785	22,464	15,620
Net change in operating assets and liabilities, net of effect of acquisitions:
Receivables and payables from subsidiaries	(24,020)	(1,296)	(75)
Other assets	(15)	(5,253)	(595)
Accounts payable and accrued expenses	(882)	1,092	670
Net cash provided by (used in) operating activities	(27,871)	(10,085)	(908)

INVESTING ACTIVITIES
Additional Investment in subsidiary	(480,306)	—	—
Purchases of property and equipment	—	—	(3,641)
Cash received on notes receivable	17	16	219
Proceeds from sales of subsidiaries' shares	30,181	32,605	461,927
Distribution received from subsidiary	1,000	382,400	—
Net cash (used in) provided by investing activities	(449,108)	415,021	458,505

FINANCING ACTIVITIES
Distributions paid	—	(404,198)	(419,216)
Payments of long-term debt	(861)	(728)	(1,187)
Employee note repayments	26	223	4,144
Common stock issued for exercise of options	1,029	1,187	2,006
Common stock repurchased	—	—	(44,647)
Proceeds from the sale of common stock, net of underwriting fees and commissions	480,306	—	—
Payments associated with initial public offering	(2,066)	—	—
Net cash provided by (used in) financing activities	478,434	(403,516)	(458,900)
Effect of foreign currency exchange rates on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	1,455	1,420	(1,303)
Cash, cash equivalents and restricted cash, beginning	2,375	955	2,258
Cash, cash equivalents and restricted cash, ending	$3,830	$2,375	$955

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1. Summary of Significant Accounting Policies

Accounting policies adopted in the preparation of this condensed parent company only financial information are the same as those adopted in the consolidated financial statements and described in Note 1 - Summary of Significant Accounting Policies, of the consolidated financial statements included in this Form 10-K.
Nature of Business – JELD-WEN Holding, Inc., (the “Parent Company”) (a Delaware corporation) was formed by Onex Partners III LP to effect the acquisition of JELD-WEN, Inc. and had no activities prior to the acquisition of JELD-WEN, Inc. on October 3, 2011. The Parent Company is a holding company with no material operations of its own that conducts substantially all of its activities through its direct subsidiary, JELD-WEN Inc. and its subsidiaries.
The accompanying condensed parent-only financial information includes the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the JELD-WEN Holding, Inc. and subsidiaries audited consolidated financial statements included elsewhere herein.
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 16 - Notes Payable and Long-Term Debt to the consolidated financial statements).
Notes Receivable – Notes receivable are recorded at their net realizable value. The balance consists of affiliate notes with $0 allowance for doubtful notes as of December 31, 2017 and 2016. The allowance for doubtful notes, if any, is based upon historical loss trends and specific reviews of delinquent notes.
Property and Equipment – Property and equipment is recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred.
Depreciation is generally provided over the following estimated useful service lives:

Buildings	15 - 45 years

Note 2. Property and Equipment, Net

(amounts in thousands)	2017	2016
Buildings	$3,636	$3,641
Total depreciable assets	3,636	3,641
Accumulated depreciation	(273)	(139)
	$3,363	$3,502

Depreciation expense was $0.1 million in the years ended December 31, 2017, 2016, respectively. There was no depreciation expense for the year ended December 31, 2015.

Note 3. Long-Term Debt

(amounts in thousands)	2017 Year-end Effective Interest Rate	2017	2016
Installment notes for stock	3.00% - 4.25%	$1,944	$1,924
Current maturities of long-term debt		(981)	(686)
		$963	$1,238

Maturities by year:
2018	$981
2019	757
2020	206
2021	—
2022	—
Thereafter	—
$1,944

Installment Notes for Stock - We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of December 31, 2017, we had $1.9 million outstanding under these notes.

Note 4. Stock Compensation

For discussion of stock compensation expense of the Parent Company and its subsidiaries, see Note 23 - Stock Compensation, to the consolidated financial statements.
Note 5. Commitments and Contingencies

For discussion of the commitments and contingencies of the subsidiaries of the Parent Company see Note 30 - Commitments and Contingencies, to the consolidated financial statements.

Note 6. Related Party Transactions
Payments to Onex – As part of the original Onex investment transaction, we agreed to pay Onex for management services they provide. Total fees paid were zero in 2017, $0.4 million in 2016 and $0.6 million in 2015 and are included in SG&A expense in the accompanying condensed financial statements.

Note 7. Supplemental Cash Flow

(amounts in thousands)	2017	2016	2015
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	$183	$—	$49

Common stock repurchased
Stock repurchases	$—	$—	$(32,569)
Repurchase of ESOP shares to fund distribution	—	—	(12,127)
	$—	$—	$(44,696)

Common stock issued as consideration for acquisition	$—	$—	$2,000
Costs associated with initial public offering formerly capitalized in prepaid expenses	$5,857	$—	$—
Subsidiary non-cash director notes and accrued interest activity	$—	$2,068	$10,438