Form 10-Q
period 2018-03-31
JELD-WEN Holding, Inc.
filed 2018-05-09
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 106,434,091 shares of Common Stock, par value $0.01 per share, issued and outstanding as of May 4, 2018.

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

A&L	A&L Windows Pty Ltd
ABL Facility
Our $300 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent

ABS	American Building Supply, Inc.
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

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN ApS, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
GAAP	Generally Accepted Accounting Principles in the United States
IBOR	Interbank Offered Rate
IPO	The initial public offering of our shares, as further described in this Form 10-Q
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
Mattiovi	Mattiovi Oy
MMI Door	Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NRD	Natural Resource Damage Trustee Council
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
R&R	Repair and remodel
RSU	Restricted stock units
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 31, 2018	April 1, 2017
Net revenues	$946,179	$847,853
Cost of sales	740,326	666,166
Gross margin	205,853	181,687
Selling, general and administrative	164,714	139,664
Impairment and restructuring charges	2,974	1,202
Operating income	38,165	40,821
Interest expense, net	15,661	26,892
Gain on previously held shares of an equity investment	(20,767)	—
Other expense	7,763	5,730
Income before taxes, equity earnings	35,508	8,199
Income tax (benefit) expense	(4,025)	2,252
Income from continuing operations, net of tax	39,533	5,947
Equity earnings of non-consolidated entities	738	481
Net income	$40,271	$6,428
Less net income attributable to non-controlling interest	6	—
Convertible preferred stock dividends	—	10,462
Net income (loss) attributable to common shareholders	$40,265	$(4,034)

Weighted average common shares outstanding
Basic	106,146,655	74,295,248
Diluted	108,867,800	74,295,248
Net income (loss) per share
Basic	$0.38	$(0.05)
Diluted	$0.37	$(0.05)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Net income	$40,271	$6,428
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0	19,514	17,602
Interest rate hedge adjustments, net of tax expense of $0, and $962, respectively	519	2,135
Defined benefit pension plans, net of tax expense of $996 and $799, respectively	2,004	2,106
Total other comprehensive income, net of tax	22,037	21,843
Comprehensive income	$62,308	$28,271

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$102,972	$220,175
Restricted cash	328	36,059
Accounts receivable, net	578,183	453,251
Inventories	545,575	405,353
Other current assets	54,705	30,403
Total current assets	1,281,763	1,145,241
Property and equipment, net	812,955	756,711
Deferred tax assets	193,650	183,726
Goodwill	617,504	549,063
Intangible assets, net	232,037	166,313
Other assets	33,794	61,886
Total assets	$3,171,703	$2,862,940
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$303,493	$259,934
Accrued payroll and benefits	143,936	122,212
Accrued expenses and other current liabilities	181,327	186,605
Notes payable and current maturities of long-term debt	25,298	8,770
Total current liabilities	654,054	577,521
Long-term debt	1,445,810	1,264,933
Unfunded pension liability	116,416	116,586
Deferred credits and other liabilities	87,016	102,614
Deferred tax liabilities	16,359	9,249
Total liabilities	2,319,655	2,070,903
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 106,220,558 shares outstanding as of March 31, 2018; 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017	1,062	1,060
Additional paid-in capital	650,551	652,666
Retained earnings	273,923	233,658
Accumulated other comprehensive loss	(73,310)	(95,347)
Total shareholders’ equity attributable to common shareholders	852,226	792,037
Non-controlling interest	(178)	—
Total shareholders’ equity	852,048	792,037
Total liabilities and shareholders’ equity	$3,171,703	$2,862,940

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	March 31, 2018		April 1, 2017
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	105,990,483	$1,060	17,894,393	$178
Shares issued for exercise/vesting of share-based compensation awards	338,692	3	56,391	1
Shares issued upon conversion of Class B-1 Common Stock	—	—	309,404	3
Shares issued upon conversion of convertible preferred stock to common stock	—	—	64,211,172	642
Shares surrendered for tax obligations for employee share-based transactions	(108,617)	(1)	—	—
Shares issued in initial public offering	—	—	22,272,727	223
Balance at period end	106,220,558	1,062	104,744,087	1,047
Class B-1 Common Stock
Balance as of January 1	—	—	177,221	1
Class B-1 Common stock converted to common	—	—	(177,221)	(1)
Balance at period end	—	—	—	—
Balance at period end		$1,062		$1,047
Additional paid-in capital
Balance as of January 1		$653,327		$37,205
Shares issued for exercise/vesting of share-based compensation awards		189		596
Shares surrendered for tax obligations for employee share-based transactions		(4,119)		—
Conversion of convertible preferred stock		—		150,901
Initial public offering proceeds, net of underwriting fees and commissions		—		480,306
Costs associated with initial public offering		—		(7,653)
Amortization of share-based compensation		1,822		4,828
Balance at period end		651,219		666,183
Employee stock notes
Balance as of January 1		(661)		(843)
Net issuances, payments and accrued interest on notes		(7)		(6)
Balance at period end		(668)		(849)
Balance at period end		$650,551		$665,334
Retained earnings
Balance as of January 1		$233,658		$222,232
Adoption of new accounting standard ASU 2016-09		—		635
Net income		40,265		6,428
Balance at period end		$273,923		$229,295

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, continued)

	March 31, 2018		April 1, 2017
	Shares	Amount	Shares	Amount
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$21,985		$(65,949)
Change during period		19,514		17,602
Balance at end of period		41,499		(48,347)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(8,810)		(13,296)
Change during period		519		2,135
Balance at end of period		(8,291)		(11,161)
Net actuarial pension (loss) gain
Balance as of January 1		(108,522)		(117,937)
Change during period		2,004		2,106
Balance at end of period		(106,518)		(115,831)
Balance at period end		$(73,310)		$(175,339)
Non-controlling interest
Balance as of January 1		$—		$—
Acquisition of non-controlling interest		(184)		—
Net Income		6		—
Balance at period end		$(178)		$—
Total shareholders’ equity at end of period		$852,048		$720,337

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net income	$40,271	$6,428
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	28,459	27,062
Deferred income taxes	(8,880)	(595)
Loss on sale of business units, property and equipment	243	138
Adjustment to carrying value of assets	636	—
Equity earnings in non-consolidated entities	(738)	(481)
Amortization of deferred financing costs	506	6,319
Non-cash gain on previously held shares of an equity investment	(20,767)	—
Stock-based compensation	1,951	5,444
Other items, net	15,328	(3,785)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(63,602)	(27,260)
Inventories	(41,701)	(27,409)
Other assets	(11,677)	1,691
Accounts payable and accrued expenses	(5,341)	3,203
Net cash used in operating activities	(65,312)	(9,245)
INVESTING ACTIVITIES
Purchases of property and equipment	(26,565)	(9,236)
Proceeds from sale of business units, property and equipment	1,130	360
Purchase of intangible assets	(871)	(566)
Purchases of businesses, net of cash acquired	(165,687)	—
Cash received in notes receivable	163	1,706
Net cash used in investing activities	(191,830)	(7,736)
FINANCING ACTIVITIES
Change in long-term debt	111,710	(382,064)
Borrowings on notes payable	—	(45)
Common stock issued for exercise of options	192	596
Payments to tax authority for employee share-based compensation	(4,488)	—
Proceeds from the sale of common stock, net of underwriting fees and commissions	—	480,306
Payments associated with initial public offering	—	(486)
Net cash provided by financing activities	107,414	98,307
Effect of foreign currency exchange rates on cash	(3,206)	1,710
Net (decrease) increase in cash and cash equivalents	(152,934)	83,036
Cash, cash equivalents and restricted cash, beginning	256,234	103,452
Cash, cash equivalents and restricted cash, ending	$103,300	$186,488

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Summary of Significant Accounting Policies

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
Basis of Presentation – The statement of operations for the three months ended April 1, 2017 has been revised to reflect the correction of certain errors and other accumulated misstatements as described in our Form 10-K - Note 36 - Revision of Prior Period Financial Statements. The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected. We do not believe the errors corrected were material to our previously issued financial statements and are summarized in the “Revision” column in the table below.
As a result of our retrospective application of ASU 2017-07, we reclassified certain amounts in our statement of operations for the three months ended April 1, 2017 as noted below. See Recently Adopted Accounting Standards section below for additional information.
In addition, to conform with current period presentation of revenues, we reclassified certain amounts in our statement of operations for the three months ended April 1, 2017. The reclassification was not material to our previously issued financial statements and is summarized in the “Reclassification” column in the table below.

	Three Months Ended
	April 1, 2017
(amounts in thousands, except per share data)	As Reported	Revision	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$847,787	$—	$—	$66	$847,853
Cost of sales	661,816	4,606	—	(256)	666,166
Gross margin	185,971	(4,606)	—	322	181,687
Selling, general and administrative	147,079	(4,606)	(2,809)	—	139,664
Operating income	37,690	—	2,809	322	40,821
Other expense	2,599	—	2,809	322	5,730

* Note: reclassification relates entirely to revenue in our North America segment.

As a result of our early adoption of ASU No. 2016-15, restricted cash balances previously presented in other assets are now presented in beginning and ending cash and cash equivalents in the accompanying unaudited consolidated statements of cash flows. See Recently Adopted Accounting Standards section below for further detail. In addition, certain amounts within the notes accompanying these unaudited consolidated financial statements and balances in the accompanying unaudited consolidated statements of cash flows have been reclassified to conform with current period presentation.

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.

Ownership – On October 3, 2011, Onex invested $700.0 million in return for shares of our Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for additional shares of our Series A Convertible Preferred Stock to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold 6,477,273 shares of our common stock. In May 2017 and November 2017, Onex sold a total of 15,693,139 and 14,211.736 shares of our common stock, respectively, in secondary offerings. We did not receive any proceeds from the shares of common stock sold by Onex, in any offering. As of March 31, 2018, Onex owned approximately 30.9% of our outstanding shares.
Stock Split – On January 3, 2017, our shareholders approved amendments to our then-existing certificate of incorporation increasing the authorized number of shares and effecting an 11-for-1 stock split of our then-outstanding common stock and Class B-1 Common Stock. Accordingly, all share and per share amounts for all periods presented in these unaudited consolidated financial statements and notes thereto have been adjusted to reflect this stock split.
Stock Conversion and Initial Public Offering – Prior to the IPO, we had the authority to issue up to 8,750,000 shares of preferred stock, par value of $0.01, of which 8,749,999 shares were designated as Series A Convertible Preferred Stock and one share was designated as Series B Preferred Stock. Series A Convertible Preferred Stock consisted of 2,922,634 shares of Series A-1 Stock, 208,760 shares of Series A-2 Stock, 843,132 shares of Series A-3 Stock, and 4,775,473 shares of Series A-4 Stock.
On February 1, 2017, immediately prior to the closing of our IPO, the outstanding shares of our Series A Convertible Preferred Stock and all accumulated and unpaid dividends converted into 64,211,172 shares of our common stock, and all of the outstanding shares of our Class B-1 Common Stock converted into 309,404 shares of our common stock. In addition, the one outstanding share of our Series B Preferred Stock was canceled. We filed our Charter with the Secretary of State of the State of Delaware, and our Bylaws became effective, each as contemplated by the registration statement we filed as part of our IPO. The Charter, among other things, provided that our authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

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
Recently Adopted Accounting Standards – In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act is incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements as of March 31, 2018 and December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted this ASU in the first quarter of 2018 and the adoption of this standard did not impact our consolidated financial statements; however, modification accounting is now required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. We adopted this ASU using the retrospective transition method in the first quarter of 2018 and applied the practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We report the service cost component of the net periodic pension and post-retirement costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. plans. The other components of net periodic pension and post-retirement costs are presented in other income in the unaudited consolidated statements of operations. We adjusted the unaudited consolidated statements of operations in all comparative periods presented as noted in “Basis of presentation”, above.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide new guidance to determine when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in an identifiable asset or group of similar identifiable assets. If this threshold is met, the set of transferred assets is not a business. If the threshold is not met, the entity then must evaluate whether the set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This ASU removes the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. We adopted this standard prospectively in the first quarter of 2018.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. We adopted this ASU in the first quarter of 2018 on a modified retrospective basis and the adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the consolidated financial statements. We adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interest obtained in a financial asset securitization. ASU No. 2016-18, Topic 230: Restricted Cash, requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We elected to early adopt these ASUs using the retrospective transition method in the quarter ended December 31, 2017 and adjusted the consolidated statements of cash flows in all comparative periods presented. The adjustments to the prior period statements of cash flows are as follows:

	April 1, 2017
(amounts in thousands)	As Reported	Retrospective Application	As Revised
Cash, cash equivalents and restricted cash, beginning	$102,701	$751	$103,452
Cash, cash equivalents and restricted cash, ending	185,505	983	186,488
Effect of foreign currency exchange rates on cash	1,718	(8)	1,710
Net change in other assets	1,451	240	1,691
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) as modified by subsequently issued ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASUs 2015-14, 2016-10, 2016-12 and 2016-20 (collectively ASU 2014-09). ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts were within the scope of other standards. ASC 606 is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.
We adopted ASU No. 2014-09 in the first quarter of 2018, using the modified retrospective transition practical expedient that allows us to evaluate the impact of contracts as of the Adoption Date rather than evaluating the impact of the contracts at the time they occurred prior to the Adoption Date. There was no material effect associated with the election of this practical expedient. As a practical expedient, shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore, all shipping and handling costs associated with outbound freight are accounted for as a fulfillment costs and are included in cost of sales. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers. We have also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. We recognize revenue in the amount to which the entity has a right to invoice and have adopted this election to not provide the remaining performance obligations related to service contracts. See Note 15 - Revenue Recognition for additional information.
Recent Accounting Standards Not Yet Adopted – In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The accounting standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently identifying our leases as that term is defined in the standard and assessing the impact of the standard on our financial statements. We continue evaluating the transition guidance and practical expedients as they are issued, but we have not decided on the utilization of practical expedients. However, the adoption of this standard will result in the recognition of a lease liability and related right-of-use asset and will materially impact our balance sheet.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2018 that are of significance or potential significance to us.

Note 2. Acquisitions

For the three months ended March 31, 2018, we completed the following acquisitions:

•
In March 2018, we acquired the remaining issued and outstanding shares and membership interests of ABS, a premier supplier of value-added services for the millwork industry located in Sacramento, California. ABS is now part of our North America segment.

•	In February 2018, we acquired all of the issued and outstanding shares of A&L, a leading manufacturer of residential aluminum windows and patio doors. A&L is now part of our Australasia segment.

•
In February 2018, we acquired the Domoferm Group of companies from Domoferm International GmbH. The Domoferm Group of companies is a leading provider of steel doors, steel door frames, and fire doors for commercial and residential markets. Domoferm is now part of our Europe segment.

The preliminary fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714
Inventories	96,771
Other assets	22,152
Property and equipment	52,815
Identifiable intangible assets	70,057
Goodwill	62,399
Total assets	$362,908
Accounts payable	29,512
Current maturities of long-term debt	17,278
Other current liabilities	27,471
Long-term debt	47,369
Other liabilities	17,735
Non-controlling interest	(184)
Total liabilities	$139,181
Purchase Price:
Cash consideration, net of cash acquired	$165,687
Contingent consideration	3,898
Gain on previously held shares	20,767
Existing investment in acquired entity	33,483
Non-cash consideration related to acquired intercompany balances	(108)
Total consideration, net of cash acquired	$223,727

Preliminary goodwill of $62.4 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include tradenames, software, patents and customer relationships and will be amortized over a preliminary estimated weighted average amortization period of 19 years. Acquisition-related costs of $2.3 million were expensed as incurred and are included in SG&A expense in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2018. The contingent consideration, relating to the A&L acquisition, is based on underlying business performance through June 2018, to be paid in the third quarter of 2018. The contingent liability is included in accrued expenses and other current liabilities in our unaudited consolidated balance sheet. The gain on previously held shares relates to a remeasurement of our existing 50% ownership interest to fair value for one of the recent acquisitions.

We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, the pro forma disclosures and sales and profits attributable to acquisitions under ASC 805-10-50 have been omitted.

During the second and third quarters of 2017, we completed three acquisitions for total consideration of approximately $131.7 million, net of cash acquired. The excess purchase price over the preliminary fair value of net assets acquired of $24.4 million and $46.7 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents operational efficiencies and sales synergies, and $14.0 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 18 years. There were no acquisition-related costs in the three months ended April 1, 2017. In 2017, the measurement period adjustment reduced the preliminary allocation of goodwill by $23.6 million and increased the preliminary allocation of property and equipment, intangible assets, and cash consideration, net of cash acquired by $16.7 million, $16.3 million and $7.7 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2018, the measurement period adjustment increased the preliminary allocation of goodwill by $0.3 million with the offset to working capital accounts.

The results of the acquisitions are included in our unaudited consolidated financial statements from the date of their acquisition.

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

At March 31, 2018 and December 31, 2017, we had an allowance for doubtful accounts of $5.1 million and $4.4 million, respectively.

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	March 31, 2018	December 31, 2017
Raw materials	$312,048	$283,772
Work in process	42,307	35,734
Finished goods	191,220	85,847
Total inventories	$545,575	$405,353

Note 5. Property and Equipment, Net

(amounts in thousands)	March 31, 2018	December 31, 2017
Property and equipment	$1,941,919	$1,863,624
Accumulated depreciation	(1,128,964)	(1,106,913)
Total property and equipment, net	$812,955	$756,711

We monitor all property and equipment for any indicators of potential impairment. Impairments in the amount of $0.6 million and $0.0 million were recorded for the three months ended March 31, 2018 and April 1, 2017, respectively.

In November of 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that is accounted for under the build-to-suit guidance contained in ASC 840, Leases. The lease commenced upon completion of construction in February 2018. Since we were involved in the construction of structural improvements prior to the commencement of the lease and took some level of construction risk, we were considered the accounting owner of the assets and land during the construction period. Further, since certain terms of the lease do not meet normal sale-leaseback criteria, we are considered the accounting owner after the construction period as well. During the first quarter of 2018, we recorded $20.0 million of build-to-suit assets included in Property and equipment, net, and set up a corresponding financial obligation of $20.4 million included in long-term debt in the accompanying unaudited consolidated balance sheet. The build-to-suit asset is being depreciated over its estimated useful life and lease payments are being applied as debt service against the liability.

Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Cost of sales	$19,983	$18,895
Selling, general and administrative	1,998	2,090
Total depreciation expense	$21,981	$20,985

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$201,560	$268,162	$79,341	$549,063
Acquisitions	17,645	30,167	14,587	62,399
Acquisition remeasurements	291	—	—	291
Currency translation	(175)	7,396	(1,470)	5,751
Balance at end of period	$219,321	$305,725	$92,458	$617,504

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

(amounts in thousands)	March 31, 2018	December 31, 2017
Trademarks and trade names	$55,586	$38,600
Software	45,547	35,191
Patents, licenses and rights	80,942	47,385
Customer relationships and agreements	115,678	105,485
Total amortizable intangibles	$297,753	$226,661
Accumulated amortization	(65,716)	(60,348)
Total intangibles, net	$232,037	$166,313

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Amortization expense	$4,702	$3,881

Note 8. Other Assets

(amounts in thousands)	March 31, 2018	December 31, 2017
Customer displays	$15,021	$12,702
Deposits	6,470	3,640
Long-term notes receivable	4,978	4,984
Overfunded pension benefit obligation	1,962	1,903
Other prepaid expenses	1,774	1,869
Debt issuance costs on unused portion of revolver facility	1,506	2,045
Other long-term accounts receivable	1,666	1,556
Investments	417	33,187
Total other assets	$33,794	$61,886

As of December 31, 2017, our investments consisted primarily of one of our 50% owned investments that was accounted for under the equity method as well as eight investments accounted for under the cost method. During the first quarter of 2018, we purchased the remaining outstanding shares of an acquired entity, and we recognized a gain of $20.8 million on the previously held shares. This investment is now eliminated in consolidation.

Prior period balances in the table above have been reclassified to conform to current period presentation.

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 31, 2018	December 31, 2017
Accrued sales and advertising rebates	$59,672	$73,585
Other accrued taxes	26,937	19,996
Accrued expenses	22,924	27,667
Current portion of warranty liability (Note 10)	20,843	19,547
Current portion of deferred revenue (Note 15)	13,046	9,970
Accrued interest payable	11,645	1,945
Current portion of accrued claim costs relating to self-insurance programs	11,519	12,866
Current portion of accrued income taxes payable	7,298	10,962
Current portion of restructuring accrual (Note 18)	5,317	7,162
Current portion of derivative liability (Note 20)	2,126	2,905
Total accrued expenses and other current liabilities	$181,327	$186,605

The accrued sales and advertising rebate and accrued interest payable balances can fluctuate significantly from quarter to quarter due to timing of payments.

Prior period balances in the table above have been reclassified to conform to current period presentation.
Note 10. Warranty Liability

Warranty terms vary from one year to lifetime on certain window and door components. Warranties are normally limited to servicing or replacing defective components for the original customer. Some warranties are transferable to subsequent owners, and are either limited to 10 years from the date of manufacture, or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical experience, and we periodically adjust these provisions to reflect actual experience.

An analysis of our warranty liability is as follows:

(amounts in thousands)	March 31, 2018	April 1, 2017
Balance as of January 1	$46,256	$45,398
Current period expense	6,049	4,549
Liabilities assumed due to acquisition	1,541	—
Experience adjustments	336	1,116
Payments	(6,830)	(4,984)
Currency translation	(124)	127
Balance as of end of period	47,228	46,206
Current portion	(20,843)	(18,921)
Long-term portion	$26,385	$27,285

The most significant component of our warranty liability is in the North America segment which totaled $40.7 million at March 31, 2018 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million.

Note 11. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	March 31, 2018 Interest Rate	March 31, 2018	December 31, 2017
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	0.78% - 5.64%	497,363	440,568
Revolving credit facilities	0.67% - 5.00%	113,779	—
Mortgage notes	1.65%	34,071	33,517
Installment notes	0.99% - 8.29%	37,615	10,290
Installment notes for stock	3.00% - 4.75%	1,097	1,944
Unamortized debt issuance costs		(12,817)	(12,616)
		1,471,108	1,273,703
Current maturities of long-term debt		(25,298)	(8,770)
Long-term debt		$1,445,810	$1,264,933

Summaries of our outstanding debt agreements as of March 31, 2018 are as follows:
Senior Notes – In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Each tranche was issued at par. Interest is payable semiannually in arrears each June and December through maturity. Debt issuance costs of $11.7 million are being amortized to interest expense over the life of the notes using the effective interest method.
Term Loans
U.S. Facility - In November 2016, we borrowed an additional $375.0 million, and refinanced and amended certain terms and provisions of the Term Loan Facility. The proceeds, along with cash on hand and borrowings on our ABL Facility, were used to fund a distribution to shareholders and holders of equity awards. We incurred $8.1 million of debt issuance costs related to this amendment.
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
In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes which resulted in a principal balance of $440.0 million. In connection with the debt extinguishment, we expensed the related unamortized original discount of $5.9 million, unamortized debt issuance costs of $15.4 million, and bank fees of $1.7 million as a loss on extinguishment of debt in the consolidated statements of operations.
The re-priced term loans were offered at par, will mature in December 2024 (extended from July 2022), and bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modifies other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, and conforming to certain terms and provisions of the Senior Notes. This amendment requires that 0.25% (or $1.1 million) of the aggregate principal amount be repaid quarterly prior to the final maturity date, resulting in an outstanding principal balance of $438.9 million as of March 31, 2018. The facility is secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments. We incurred $0.7 million of debt issuance costs related to this amendment which are being amortized to interest expense over the life of the facility using the effective interest method.
Australian Facility - In February 2018, we amended the Australian Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility at BBSY plus a margin ranging from 1.00% to 1.10% which matures in February 2023. In addition, we pay a line fee of 1.25% on the unused portion of the commitment amount. This facility is secured by guarantees of JWA and had an outstanding principal balance of $38.4 million as of March 31, 2018.
Other Acquired Facilities - During Q1 2018, we acquired a $11.6 million term loan facility associated with our ABS acquisition which consisted of five separate term loans with maturity dates from March 2019 to December 2022.  These loans bear interest at LIBOR plus margins ranging from 1.85% to 2.00%.  Principal is required to be repaid monthly in equal installments through each loan’s maturity. As of March 31 2018, we had $11.6 million outstanding under this facility.
In addition, we acquired $8.2 million in various term loan facilities associated with our Domoferm acquisition. Maturities of these term loans are from 2021 through 2025 with both fixed and variable interest rates ranging from 0.78% to 3.65%. Included within this is a $2.2 million obligation under a sale and leaseback agreement relating to the land and buildings at the Gänserndorf, Austria facility which matures in 2021. As of March 31 2018, we had $8.1 million outstanding under these facilities.
Revolving Credit Facilities

ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our $300.0 million ABL Facility. The facility will mature in December 2022 (extended from October 2019) and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. This amendment also makes certain adjustments to the borrowing base and modifies other terms and provisions, including providing for additional covenant flexibility and additional flexibility under the facility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility. In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt in the accompanying consolidated statements of operations. Debt issuance costs related to the ABL Facility are reclassified to other assets in the accompanying consolidated balance sheets, in proportion to the commitment amount, less loan utilization.
Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible inventory and certain other assets, subject to certain reserves and other adjustments. We pay a fee between 0.25% to 0.375% on the unused portion of the commitments under the facility. As of March 31, 2018, we had $76.5 million in borrowings, $32.5 million in letters of credit and $157.2 million available under the ABL Facility.
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
Australia Senior Secured Credit Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to provide for an AUD $15.0 million floating rate revolving loan facility, an AUD $12.0 million interchangeable facility for guarantees and letters of credit, an AUD $7.0 million electronic payaway facility, an AUD $2.5 million asset finance facility, an AUD $1.0 million commercial card facility and an AUD $5.0 million overdraft line of credit. Apart from the AUD $55.0 million floating rate term loan facility mentioned above, the Australia Senior Secured Credit Facility matures in June 2019. Loans under the revolving loan facility bear interest at BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At March 31, 2018, we had AUD $15.0 million (or $11.5 million) available under the revolving loan facility, AUD $4.1 million (or $3.2 million) under the interchangeable facility, AUD $7.0 million (or $5.4 million) under the electronic payaway facility, AUD $2.5 million (or $1.9 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.8 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Euro Revolving Facility - In January 2015, we entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at an IBOR, specific to the borrowing currency, (subject to a floor of 0.00%), plus a margin of 2.50%. A commitment fee of 1.00% is paid on the unutilized amount of the facility. As of March 31, 2018, we had no outstanding borrowings, €0.4 million (or $0.5 million) of bank guarantees outstanding, and €38.6 million (or $47.6 million) available under this facility. The facility requires JELD-WEN A/S to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges. In addition, the facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies.
Other Acquired Facilities - During Q1 2018, we acquired a $45.0 million revolving credit facility associated with our ABS acquisition. Loans under this facility bear interest at LIBOR plus a margin ranging from 1.40% to 1.90% determined by the acquired company’s leverage. The acquired company had $29.4 million outstanding on the date of acquisition. This facility matures in July 2019. As of March 31, 2018, we had $29.4 million in outstanding borrowings, $2.8 million in letters of credit and $12.8 million available under this facility.
In addition, we acquired €9.2 million in various overdraft facilities associated with our Domoferm acquisition. The acquired company had €6.1 million (or $7.6 million) outstanding on the date of acquisition. The facilities have variable interest rates ranging from 0.67% - 1.98% and are included in the current portion of long term debt. As of March 31, 2018, we had €6.4 million (or $7.8 million) in outstanding borrowings, €1.2 million (or $1.5 million) of bank guarantees outstanding, and €1.6 million (or $1.9 million) available under these facilities.
At March 31, 2018, we had combined borrowing availability of $231.0 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of March 31, 2018, we had DKK 206.0 million (or $34.1 million) outstanding under these notes.

Installment Notes – Installment notes represent insurance premium financing, capitalized lease obligations, and loans secured by equipment. As of March 31, 2018, we had $37.6 million outstanding under these notes, which include the acquired installment notes discussed below.
We acquired $7.8 million in various installment notes associated with our Domoferm and A&L acquisitions. Maturities of these installment notes are from 2018 through 2027 with both fixed and variable interest rates which range from 0.99% to 8.29%. As of March 31, 2018, we had $7.7 million outstanding under these acquired facilities.
Installment Notes for Stock – We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of March 31, 2018, we had $1.1 million outstanding under these notes.
As of March 31, 2018 and December 31, 2017, we were in compliance with the terms of all of our credit facilities.

Note 12. Income Taxes

The effective income tax rate for continuing operations was (11.3)% for the three months ended March 31, 2018, compared to 27.5% for the three months ended April 1, 2017. In accordance with ASC 740-270, we recorded tax benefit of $4.0 million from continuing operations in the three months ended March 31, 2018, compared to a tax expense of $2.3 million for the three months ended April 1, 2017, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”). We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities which are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit related to discrete items included in the tax provision for continuing operations for the three months ended March 31, 2018 was $8.7 million, compared to a tax benefit of $0.3 million for the three months ended April 1, 2017. The discrete amounts for the three months ended March 31, 2018 were comprised primarily of $7.1 million of tax benefit attributable to the write-off of the outside basis difference of our investment formerly held as an equity method investment upon acquisition of the remaining shares, and $1.8 million of tax benefit attributable to stock compensation exercises and expirations, offset by tax expense of $0.2 million attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the three months ended April 1, 2017 were comprised primarily of a valuation allowance release of $0.6 million for our Canadian subsidiary, offset by tax expense of $0.3 million for current period interest expense on uncertain tax positions.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $13.0 million and $13.3 million as of March 31, 2018 and December 31, 2017, respectively.

In December 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. tax rules. We recorded provisional estimates of the impacts of the Tax Act on our financial statements as of December 2017 in accordance with ASU 2018-05 and SAB 118 issued by the SEC. The direct impacts were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional tax expense totaling approximately $21.1 million for the year ended December 31, 2017. The one-time deemed repatriation tax, which effectively subjected our net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. During the fourth quarter of 2017, we undertook certain transactions which involved the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act. We are currently assessing the impact of this legislation on our consolidated financial statements for calendar year 2018 and beyond. We are not in a position as of March 31, 2018 to reflect any adjustments to our provisional estimates as we have not completed our analysis and specific guidance related to the operation of the provisions in the Tax Act has yet to be issued. We will complete our analysis over a one-year measurement period as outlined in SAB 118 issued by the SEC in December 2017, and any adjustments during this measurement period will be recorded in earnings from continuing operations.

Note 13. Segment Information
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA (as defined below) to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), adjusted for the following items: equity earnings of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

Prior year balances have been revised with the activity being adjusted through the “Net revenues from external customers - North America” line below. See detail in Note 1 - Description of Company and Significant Accounting Policies.
The following tables set forth certain information relating to our segments’ operations.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 31, 2018
Total net revenues	$498,333	$302,469	$148,700	$949,502	$—	$949,502
Intersegment net revenues	(392)	(782)	(2,149)	(3,323)	—	(3,323)
Net revenues from external customers	$497,941	$301,687	$146,551	$946,179	$—	$946,179
Impairment and restructuring charges	2,756	248	1,340	4,344	(1,370)	2,974
Adjusted EBITDA	47,035	33,807	16,742	97,584	(9,752)	87,832
Three Months Ended April 1, 2017
Total net revenues	$484,630	$242,668	$124,342	$851,640	$—	$851,640
Intersegment net revenues	(467)	(346)	(2,974)	(3,787)	—	(3,787)
Net revenues from external customers	$484,163	$242,322	$121,368	$847,853	$—	$847,853
Impairment and restructuring charges	236	873	—	1,109	93	1,202
Adjusted EBITDA	50,178	27,205	13,249	90,632	(9,670)	80,962

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Net income	$40,271	$6,428
Equity earnings of non-consolidated entities	(738)	(481)
Income tax (benefit) expense	(4,025)	2,252
Depreciation and amortization	28,459	27,062
Interest expense, net (a)	15,661	26,892
Impairment and restructuring charges (b)	2,974	1,180
Gain on previously held shares of equity investment	(20,767)	—
Gain on sale of property and equipment	(86)	(43)
Stock-based compensation expense	1,951	5,444
Non-cash foreign exchange transaction/translation loss	3,881	4,360
Other non-cash items	—	1
Other items (c)	20,285	7,587
Costs relating to debt restructuring and debt refinancing (d)	(34)	280
Adjusted EBITDA	$87,832	$80,962

(a)
Interest expense for the three months ended April 1, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products of $22 that are included in cost of sales in the accompanying unaudited consolidated statements of operations for the three months ended April 1, 2017. For further explanation of impairment and restructuring charges that are included in our unaudited consolidated statements of operations, see Note 18 - Impairment and Restructuring Charges of Continuing Operations in our unaudited financial statements.

(c)
Other items not core to business activity include: (i) in the three months ended March 31, 2018, (1) $13,560 in legal, (2) $2,550 in acquisition costs and (3) $2,401 in costs related to exit of CEO; and (ii) in the three months ended April 1, 2017, (1) $7,996 in legal costs, (2) $498 in facility shut down costs, (3) $348 in professional fees related to the IPO process, partially offset by (4) $2,247 in gain on settlement of contract escrow.

(d)	Includes non-recurring fees and expenses related to professional advisors, financial advisors and financial monitors retained in connection with the refinancing of our debt obligations.

Note 14. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Delaware Secretary, and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed in connection with our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of preferred stock.

Common Stock – As of December 31, 2016, we were governed by our pre-IPO charter, which provided the authority to issue 22,810,000 shares of common stock, with a par value of $0.01 per share, of which 22,379,800 shares were designated common stock and 430,200 shares were designated as Class B-1 Common Stock. On January 3, 2017, our pre-IPO charter was amended authorizing us to issue 900,000,000 shares of common stock, with a par value of $0.01 per share. Each share of common stock had the same rights, privileges, interest and attributes and was subject to the same limitations as every other share. Under our pre-IPO charter, each share of Class B-1 Common Stock was convertible at the option of the holder into shares of common stock at the same ratio on the date of conversion as a share of Series A-1 Stock would have been convertible on such date of conversion, assuming that no cash dividends had been paid on the Series A-1 Stock (or its predecessor security) since the date of initial issuance. Immediately prior to the closing of our IPO, all of the outstanding shares of Class B-1 Common Stock were converted into 309,404 shares of common stock.

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 31, 2018 and December 31, 2017 with a total original issuance value of $12.4 million.

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of previous period end, were charged to equity upon completion of the IPO.

Note 15. Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect concurrent with revenue-producing activities (e.g., sales tax, value added tax, and other taxes) are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 10 - Warranty Liabilities). Since payment is due at or shortly after the point of sales, the contract asset is classified as a receivable.

We disaggregate revenues from product sales and services based on geographical location. See Note 13 - Segment Information for further information on disaggregated revenue.

Deferred Revenue – We record deferred revenue when we collect pre-payments from customers for performance obligations we expect to fulfill through future performance of a service or delivery of a product. We classify our deferred revenue based on our estimate as to when we expect to satisfy the related performance obligations. Current deferred revenues are included in accrued expenses and other current liabilities, and noncurrent deferred revenues are included in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets.

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	March 31, 2018
Balance as of January 1	$9,970
Increases due to cash received	27,470
Liabilities assumed due to acquisition	1,235
Revenue recognized during the period	(25,471)
Currency translation	(158)
Balance at end of period	$13,046

Note 16. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Common stock options, unvested Common Restricted Stock Units and unvested Common Performance Share Units are considered to be common stock equivalents included in the calculation of diluted net income (loss) per share.

The basic and diluted income (loss) per share calculations for the three months ended March 31, 2018 and April 1, 2017 are presented below (in thousands, except share and per share amounts).

	Three Months Ended
	March 31, 2018	April 1, 2017
Earnings (loss) per share basic:
Income from continuing operations	$39,533	$5,947
Equity earnings of non-consolidated entities	738	481
Income from continuing operations and equity earnings of non-consolidated entities	40,271	6,428
Undeclared Series A Convertible Preferred Stock dividends	—	(10,462)
Net income attributable to non-controlling interest	6	—
Net income (loss) attributable to common shareholders	$40,265	$(4,034)

Weighted average outstanding shares of common stock basic	106,146,655	74,295,248
Net income (loss) per share - basic	$0.38	$(0.05)

	Three Months Ended
	March 31, 2018	April 1, 2017
Earnings (loss) per share diluted:
Net income (loss) attributable to common shareholders - basic and diluted	$40,265	$(4,034)

Weighted average outstanding shares of common stock basic	106,146,655	74,295,248
Restricted stock units, performance share units and options to purchase common stock	2,721,145	—
Weighted average outstanding shares of common stock diluted	108,867,800	74,295,248

Net income (loss) per share - diluted	$0.37	$(0.05)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended
	March 31, 2018	April 1, 2017
Common Stock Options	250,612	8,005,695
Restricted stock units	20,337	549,520

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

	Three Months Ended
	March 31, 2018		April 1, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	612,789	$33.25	492,597	$27.73
Options canceled	332,180	18.56	77,292	13.17
Options exercised	406,280	12.70	61,139	12.14
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	315,460	$31.84	21,198	$31.13
RSUs granted - employee	123,131	$34.36	143,102	$27.72
PSUs granted - employee	109,537	$33.34	—	$—

Our stock-based compensation expense was $2.0 million for the three months ended March 31, 2018 and $5.4 million for the three months ended April 1, 2017. As of March 31, 2018, there was $27.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

Note 18. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations.

In the first quarter of 2018, we incurred impairment and restructuring costs of $3.0 million, including $2.9 million for plant consolidations in Canada and Australia, $1.5 million for lease termination costs and reduction in workforce in the U.S. and $0.7 million of other costs offset by $2.1 million of reduction in expense due to a favorable tax ruling in the U.S. related to a prior divestiture.

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Impairments	$636	$—
Restructuring charges, net of fair value adjustment gains	2,338	1,202
Total impairment and restructuring charges	$2,974	$1,202

Short-term restructuring accruals are recorded in accrued expenses and totaled $5.3 million and $7.2 million as of March 31, 2018 and December 31, 2017, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $2.3 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
March 31, 2018
Severance and sales restructuring costs	$7,232	$2,408	$(4,568)	$5,072
Disposal of property and equipment	—	238	(238)	—
Lease obligations and other	3,807	(308)	(927)	2,572
Total	$11,039	$2,338	$(5,733)	$7,644
April 1, 2017
Severance and sales restructuring costs	$836	$551	$(712)	$675
Disposal of property and equipment	—	89	(89)	—
Lease obligations and other	4,183	562	(265)	4,480
Total	$5,019	$1,202	$(1,066)	$5,155

Note 19. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Foreign currency losses	$4,986	$5,653
Pension benefit expense	3,134	2,809
Other items	(225)	(329)
Rent and finance income	(132)	(156)
Settlement of contract escrow	—	(2,247)
Total other (income) expense	$7,763	$5,730

In accordance with our adoption of ASU 2017-07, prior year balances have been revised with the activity being adjusted through the “Pension benefit expense” line above. See detail in Note 1 - Description of Company and Summary of Significant Accounting Policies.

Prior period balances in the table above have been reclassified to conform to current period presentation.

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

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In order to mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $91.0 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $76.2 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $141.3 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $2.4 million and losses of $8.6 million, in the three months ended March 31, 2018 and April 1, 2017, respectively.

Interest rate swap derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps were set to mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the incremental term loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps were set to mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 11 - Long-Term Debt), we terminated all of the interest rate swaps having outstanding notional amounts of $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income, which will be amortized as interest expense over the life of the original interest rate swaps. The unamortized balance of this loss recorded in consolidated other comprehensive income was $2.9 million and $3.4 million at March 31, 2018 and December 31, 2017, respectively.

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

We recorded $2.7 million of interest expense deriving from the interest rate swaps that were in effect in the three months ended April 1, 2017.

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

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,825	$2,235

	Derivatives liabilities
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,126	$2,905

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair values of these instruments were as follows:

	March 31, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$98	$—	$98
Derivative assets, recorded in other current assets	—	3,825	—	3,825
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,126)	—	(2,126)
Total	$—	$1,797	$—	$1,797

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$44,091	$—	$44,091
Derivative assets, recorded in other current assets	—	2,235	—	2,235
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,905)	—	(2,905)
Total	$—	$43,421	$—	$43,421

Derivative assets and liabilities reported in level 2 include foreign currency contracts. The fair values of the foreign currency contracts were determined using a conventional valuation system with observable inputs.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	March 31, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Continuing operations	$—	$—	$127	$127	$255
Total	$—	$—	$127	$127	$255

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$914	$914	$1,473
Total	$—	$—	$914	$914	$1,473

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 22. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of March 31, 2018 and December 31, 2017 due to their short-term nature, variable interest rates and mark to market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both March 31, 2018 and December 31, 2017. The fair value of our debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. Long-term debt indicated a fair value of $33.0 million lower and $8.7 million higher than the gross recorded value as of March 31, 2018 and December 31, 2017, respectively.

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

Other than as described below, as of March 31, 2018, there are no current proceedings or litigation matters involving the Company or its property that we believe could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12,151,873 for past damages under both the Clayton Act and breach of contract claims and $46,480,581 in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. The parties are preparing post-hearing briefs on the matter.

We intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. Accordingly, we do not believe that a loss in this matter is probable and estimable, and, therefore, we have not accrued a reserve for this loss contingency. However, if a judgment is entered in accordance with the verdict and is ultimately upheld after exhaustion of our appellate remedies, it could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously. Trial of our claims against Steves and others in the Eastern District of Virginia related to misappropriation of trade secrets began April 30, 2018. Our other claims remain pending in Bexar County, Texas, and are set for trial in October 2018.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 31, 2018 and December 31, 2017, our accrued liability for self-insured risks was $73.3 million.
Indemnifications – At March 31, 2018, we had commitments related to certain representations made on contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.

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

(amounts in thousands)	March 31, 2018	December 31, 2017
Self-insurance workers’ compensation	$21,072	$21,072
Liability and other insurance	12,900	12,900
Environmental	14,552	14,452
Other	14,418	6,650
Total outstanding performance bonds and stand-by letters of credit	$62,942	$55,074
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and present laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both March 31, 2018 and December 31, 2017. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets and totaled $0.0 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively.

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

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In April 2018, the court approved a settlement agreement under which we paid $1.3 million to settle the claim. Of the $1.3 million, the prior insurance carrier for the site has agreed to fund $1.1 million of the settlement. Amounts related to the settlement are accrued, and we do not expect to incur any further significant loss related to the settlement of this matter.

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

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

(amounts in thousands)	Three Months Ended
Components of pension benefit expense - U.S. benefit plan:	March 31, 2018	April 1, 2017
Administrative cost	$825	$825
Interest cost	3,350	3,350
Expected return on plan assets	(4,525)	(4,525)
Amortization of net actuarial pension loss	3,000	3,000
Pension benefit expense	$2,650	$2,650

There were no required contributions to our U.S. defined benefit pension plan, or “the Plan” during the three months ended March 31, 2018 and April 1, 2017, and we did not make any voluntary contributions in either period. During fiscal year 2018, we expect to make cash contributions to the plan of approximately of $4.1 million.

In accordance with our adoption of ASU 2017-07, pension benefit expenses are recorded in other (income) expense and totaled $2.7 million and $2.7 million as of the three months ended March 31, 2018 and April 1, 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation.

Note 25. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Non-cash Operating Activities:
Costs associated with initial public offering in accounts payable	$—	$1,310

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$4,460	$753
Property and equipment purchased for debt	384	100
Customer accounts receivable converted to notes receivable	80	117

Cash Financing Activities:
Change in long-term debt
Proceeds from issuance of new debt, net of discount	$38,823	$—
Borrowings on long-term debt	76,906	—
Payments of long-term debt	(3,941)	(380,920)
Payments of debt issuance and extinguishment costs, including underwriting fees	(78)	(1,144)
	$111,710	$(382,064)
Non-cash Financing Activities:
Costs associated with initial public offering formerly capitalized in prepaid expenses	$—	$5,858
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	201	—
Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$11,165	$5,366
Cash interest paid	5,126	18,288

Note 26. Subsequent Events

On April 26, 2018, our Board authorized a $250 million share repurchase program that extends through 2019. The timing and amount of any share repurchases will be made in accordance with all applicable securities laws and regulations, and will be funded from available liquidity or future credit facilities.  The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.  The timing and amount of any purchases of common stock repurchases will be determined by management based on JELD-WEN's liquidity, general business and market conditions and other factors, including alternative investment opportunities.

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
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with the material weaknesses that have been identified;
•the extent of Onex’ control of us; and

•	other risks and uncertainties, including those listed under Item 1A- Risk Factors in our Form 10-K.

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

•
Consolidated Results of Operations and Operating Results by Business Segment. This section provides our analysis and outlook for the significant line items on our unaudited consolidated statements of operations, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.

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

We operate 138 manufacturing facilities in 20 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.

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
As of March 31, 2018, Onex owned approximately 30.9% of our outstanding shares.
Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 13 - Segment Information of our financial statements included elsewhere in this Form 10-Q.
Acquisitions

In March 2018, we acquired the remaining issued and outstanding shares and membership interests of ABS, headquartered Sacramento, California. ABS is a premier supplier of value-added services for the millwork industry. ABS is now part of our North America segment.

In February 2018, we acquired A&L, a leading Australian manufacturer of residential aluminum windows and patio doors. A&L has a network of manufacturing facilities across the eastern seaboard of Australia which we expect will deliver synergies through operational savings from the implementation of JEM and by leveraging the benefits of our combined supply chain. A&L is now part of our Australasia segment.

In February 2018, we acquired Domoferm, headquartered in Gänserndorf, Austria. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets with four manufacturing sites in Austria, Germany, and the Czech Republic. Domoferm is now part of our Europe segment.

We paid an aggregate of approximately $165.7 million in cash (net of cash acquired) for the 2018 acquisitions of Domoferm, A&L, and ABS. In addition, we assumed debt of the acquired entities of approximately $64.6 million.

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
Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We reclassified certain immaterial amounts in our statement of operations for the three months ended April 1, 2017. See Note 1 - Description of Company and Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended April 1, 2017

	March 31, 2018		April 1, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$946,179	100.0%	$847,853	100.0%
Cost of sales	740,326	78.2%	666,166	78.6%
Gross margin	205,853	21.8%	181,687	21.4%
Selling, general and administrative	164,714	17.4%	139,664	16.5%
Impairment and restructuring charges	2,974	0.3%	1,202	0.1%
Operating income	38,165	4.0%	40,821	4.8%
Interest expense, net	15,661	1.7%	26,892	3.2%
Other (income) expense	(13,004)	(1.4)%	5,730	0.7%
Income before taxes, equity earnings and discontinued operations	35,508	3.8%	8,199	1.0%
Income tax (benefit) expense	(4,025)	(0.4)%	2,252	0.3%
Income from continuing operations, net of tax	39,533	4.2%	5,947	0.7%
Equity earnings of non-consolidated entities	738	0.1%	481	0.1%
Net income	$40,271	4.3%	$6,428	0.8%
Consolidated Results

Net Revenues – Net revenues increased $98.3 million, or 11.6%, to $946.2 million in the three months ended March 31, 2018 from $847.9 million in the three months ended April 1, 2017. The increase in net revenues was primarily due to our recent acquisitions, which provided a 7% increase, as well as a favorable foreign exchange impact of 5%. Our core net revenues were unchanged, with a 1% benefit from pricing offset by a 1% decrease in volume/mix.

Gross Margin – Gross margin increased $24.2 million, or 13.3%, to $205.9 million in the three months ended March 31, 2018 from $181.7 million in the three months ended April 1, 2017. Gross margin as a percentage of net revenues was 21.8% in the three months ended March 31, 2018 and 21.4% in the three months ended April 1, 2017. The increase in gross margin and gross margin percentage was due to favorable pricing, cost savings initiatives and contribution from recent acquisitions, partially offset by material and freight inflation.

SG&A Expense – SG&A expense increased $25.1 million, or 17.9%, to $164.7 million in the three months ended March 31, 2018 from $139.7 million in the three months ended April 1, 2017. SG&A expense as a percentage of net revenues was 17.4% for the three months ended March 31, 2018 and 16.5% for the three months ended April 1, 2017. The increase in SG&A expense was primarily due to expense associated with our recent acquisitions, increased professional fees, and increased wages and benefits costs.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $1.8 million, or 147.4%, to $3.0 million in the three months ended March 31, 2018 from $1.2 million in the three months ended April 1, 2017. The charges in the three months ended March 31, 2018 consisted primarily of plant consolidations in our North America and Australia segments. The charges for the three months ended April 1, 2017 consisted primarily of ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net, decreased $11.2 million, or 41.8%, to $15.7 million in the three months ended March 31, 2018 from $26.9 million in the three months ended April 1, 2017. The decrease was primarily due to additional interest expense incurred in the prior year resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO and higher pre-IPO debt levels.

Other (Income) Expense – Other (income) expense increased $18.7 million, to income of $13.0 million in the three months ended March 31, 2018 from expense of $5.7 million in the three months ended April 1, 2017. The income in the three months ended March 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, partially offset by foreign currency losses of $5.0 million, and pension expense of $3.1 million. Expense in the three months ended April 1, 2017 primarily consisted of foreign currency losses of $5.7 million and pension expense of $2.8 million partially offset by a beneficial contract settlement of $2.2 million.

Income Taxes – Income tax benefit in the three months ended March 31, 2018 was $4.0 million, compared to tax expense of $2.3 million in the three months ended April 1, 2017. The effective tax rate in the three months ended March 31, 2018 was (11.3)% compared to an effective tax rate of 27.5% in the three months ended April 1, 2017. The current year tax benefit of $4.0 million was due primarily to write-off of the outside basis difference of our equity method investment upon acquisition of the remaining shares. The effective tax rate for the three months ended March 31, 2018 includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”). We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined.

Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring, and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 13 - Segment Information to our financial statements included in this Form 10-Q.

We reclassified certain immaterial amounts for the three months ended April 1, 2017 impacting “Net revenues from external customers - North America” line below to conform to our current year’s presentation. See Note 1 - Description of Company and Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended April 1, 2017

(amounts in thousands)	March 31, 2018	April 1, 2017
Net revenues from external customers			% Variance
North America	$497,941	$484,163	2.8%
Europe	301,687	242,322	24.5%
Australasia	146,551	121,368	20.7%
Total Consolidated	$946,179	$847,853	11.6%
Percentage of total consolidated net revenues
North America	52.6%	57.1%
Europe	31.9%	28.6%
Australasia	15.5%	14.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$47,035	$50,178	(6.3)%
Europe	33,807	27,205	24.3%
Australasia	16,742	13,249	26.4%
Corporate and Unallocated costs	(9,752)	(9,670)	0.8%
Total Consolidated	$87,832	$80,962	8.5%
Adjusted EBITDA as a percentage of segment net revenues
North America	9.4%	10.4%
Europe	11.2%	11.2%
Australasia	11.4%	10.9%
Total Consolidated	9.3%	9.5%
____________________________

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information.

North America
Net revenues in North America increased $13.8 million, or 2.8%, to $497.9 million in the three months ended March 31, 2018 from $484.2 million in the three months ended April 1, 2017. The increase in net revenues was primarily due to the acquisition of MMI Door, which provided a 4% increase. This was partially offset by a decrease in core net revenues of 2% comprised of favorable pricing of 1%, offset by a decrease in volume/mix of 3%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida and reduced volume in our windows business.

Adjusted EBITDA in North America decreased $3.1 million, or 6.3%, to $47.0 million in the three months ended March 31, 2018 from $50.2 million in the three months ended April 1, 2017. The decrease in Adjusted EBITDA was primarily due to a lag in pricing to offset inflation in material and freight, lower core volumes, and the impact of the MMI Door acquisition.

Europe
Net revenues in Europe increased $59.4 million, or 24.5%, to $301.7 million in the three months ended March 31, 2018 from $242.3 million in the three months ended April 1, 2017. The increase in net revenues was primarily due to acquisitions of Mattiovi and Domoferm which provided a 9% increase. Core net revenues increased 2% which was comprised of an increase in volume/mix of approximately 1%, and favorable pricing of approximately 1%. Favorable foreign exchange rates added an additional 13% increase in net revenues.

Adjusted EBITDA in Europe increased $6.6 million, or 24.3%, to $33.8 million in the three months ended March 31, 2018 from $27.2 million in the three months ended April 1, 2017. The increase in Adjusted EBITDA was primarily due to favorable pricing, our recent acquisitions of Mattiovi and Domoferm, partially offset by inflation.

Australasia
Net revenues in Australasia increased $25.2 million, or 20.7%, to $146.6 million in the three months ended March 31, 2018 from $121.4 million in the three months ended April 1, 2017. The increase in net revenues was primarily due to the acquisitions of Kolder and A&L which provided a 13% increase in net revenues. Core net revenues increased 4%, primarily due to increase in volume/mix of 4%. Favorable foreign exchange rates added an additional 4% increase in net revenues.

Adjusted EBITDA in Australasia increased $3.5 million, or 26.4%, to $16.7 million in the three months ended March 31, 2018 from $13.2 million in the three months ended April 1, 2017. The increase in Adjusted EBITDA was primarily due to the acquisitions of Kolder and A&L as well as our pricing initiatives, partially offset by material inflation.
Liquidity and Capital Resources
Overview

We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and Senior Notes. As of March 31, 2018, we had total liquidity (a non-GAAP measure) of $334.0 million, which included $103.0 million in cash, $157.2 million available for borrowing under the ABL Facility, AUD $15.0 million ($11.5 million) available for borrowing under the Australia Senior Secured Credit Facility, €38.6 million ($47.6 million) available for borrowing under the Euro Revolving Facility, $12.8 million available for borrowing under the recently acquired revolving credit facility and €1.6 million ($1.9 million) under other various overdraft facilities acquired. This compares to total liquidity of $512.2 million as of December 31, 2017. The decrease in total liquidity at March 31, 2018 compared to December 31, 2017 was primarily due to cash paid for acquisitions, lower availability under our ABL Facility, and cash used by operations.

As of March 31, 2018, our cash balances, including $0.3 million of restricted cash, consisted of $12.7 million in the U.S. and $90.6 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if revolving credit facilities were fully drawn) would have increased or decreased our interest expense by $2.3 million for the three months ended March 31, 2018.

Borrowings and Refinancings
In July 2015 and November 2016, we borrowed an additional $480 million and $375 million, respectively, under the Corporate Credit Facilities primarily to fund distributions to our shareholders. On February 6, 2017, we repaid $375 million under our Corporate Credit Facilities. On March 7, 2017, we amended the Term Loan Facility to reduce the interest rate applicable to all outstanding terms loans. In December 2017, we issued $800.0 million of unsecured Senior Notes, re-priced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Accordingly, our results have been and will be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See Note 11 - Long-Term Debt for further details.
Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 31, 2018	April 1, 2017
Cash (used in) provided by:
Operating activities	$(65,312)	$(9,245)
Investing activities	(191,830)	(7,736)
Financing activities	107,414	98,307
Effect of changes in exchange rates on cash and cash equivalents	(3,206)	1,710
Net change in cash and cash equivalents	$(152,934)	$83,036

Cash Flow from Operations

Net cash used in operating activities increased $56.1 million to $65.3 million in the three months ended March 31, 2018 from $9.2 million in the three months ended April 1, 2017. This increase was primarily due to seasonality in working capital usage and planned increases in seasonal inventory in certain product lines.

Cash Flow from Investing Activities

Net cash used in investing activities increased $184.1 million to $191.8 million in the three months ended March 31, 2018 from $7.7 million in the three months ended April 1, 2017. The increase was primarily due to acquisitions during the year, as well as an increase in capital expenditures compared to the prior period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $107.4 million in the three months ended March 31, 2018 and was comprised primarily of increased borrowings of $111.7 million.

Net cash provided by financing activities in the three months ended April 1, 2017 was $98.3 million and comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to partially repay outstanding debt.
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

The Euro Revolving Facility and Australia Senior Secured Credit Facility also contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Euro Revolving Facility may pay dividends only out of available cash flow and only while no default is continuing under such agreement. Obligors under the

Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Euro Revolving Facility and the Australia Senior Secured Credit Facility, see Note 11 - Long-Term Debt.

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of March 31, 2018 was $386.0 million.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 - Description of Company and Summary of Significant Accounting Policies to the consolidated financial statements presented in our Form 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. Our significant and critical accounting policies have not changed significantly since the filing of our Form 10-K.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risks, including the effects of adverse fluctuations in foreign currency exchange rates, adverse changes in interest rates, and adverse movements in commodity prices for products we use in our manufacturing. To reduce our exposure to these risks, we maintain risk management controls and policies to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. Our market risks have not changed significantly from those disclosed in the Form 10-K, as updated and supplemented by the risk factors disclosed herein.
Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosure

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2018.

Remediation Plan for Material Weaknesses

The Company addressed the material weaknesses related to income taxes described in the Company’s 2017 Annual Report on Form 10-K. As noted therein, the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management and based on the liability accruals provided, our ultimate exposure with respect to these lawsuits and claims is not expected to have a material adverse effect on our unaudited consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12,151,873 for past damages under both the Clayton Act and breach of contract claims and $46,480,581 in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. The court has not yet ruled on this issue. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. The parties are preparing post-hearing briefs.

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

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. We have asserted claims against certain of those parties in the Eastern District of Virginia and in the District Court of Bexar County, Texas, and are pursuing those claims vigorously. Trial of our claims against Steves and others in the Eastern District of Virginia related to misappropriation of trade secrets began April 30, 2018. Our other claims remain pending in Bexar County, Texas, and are set for trial in October 2018.

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+*	Consulting Services Agreement between JELD-WEN Holding, Inc. and Kirk Hachigian, effective February 27, 2018.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: May 8, 2018