Form 10-Q
period 2018-06-30
JELD-WEN Holding, Inc.
filed 2018-08-07
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 104,929,212 shares of Common Stock, par value $0.01 per share, issued and outstanding as of August 3, 2018.

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

A&L	A&L Windows Pty. Ltd.
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

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility as well as other acquired term loans and revolving credit facilities
D&K	D&K Home Security Pty. Ltd.
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN ApS, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
IBOR	Interbank Offered Rate
IPO	The initial public offering of our shares, as further described in this report on Form 10-Q
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
Mattiovi	Mattiovi Oy
MMI Door	Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NRD	Natural Resource Damage Trustee Council
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility
Our term loan facility, dated as of October 15, 2014, as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent

Trend	Trend Windows & Doors Pty. Ltd.
U.S.	United States of America
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI DoorTM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, and True BLUTM. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM and Corinthian® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues	$1,172,497	$948,788	$2,118,676	$1,796,641
Cost of sales	923,690	717,493	1,664,016	1,383,659
Gross margin	248,807	231,295	454,660	412,982
Selling, general and administrative	175,196	143,918	339,910	283,582
Impairment and restructuring charges	2,513	554	5,487	1,756
Operating income	71,098	86,823	109,263	127,644
Interest expense, net	17,830	17,547	33,491	44,439
Gain on previously held shares of an equity investment	—	—	(20,767)	—
Other (income) expense	(5,373)	5,868	2,390	11,598
Income before taxes, equity earnings	58,641	63,408	94,149	71,607
Income tax expense	23,189	17,703	19,164	19,955
Income from continuing operations, net of tax	35,452	45,705	74,985	51,652
Equity earnings of non-consolidated entities	—	1,073	738	1,554
Net income	$35,452	$46,778	$75,723	$53,206
Less net loss attributable to non-controlling interest	(59)	—	(53)	—
Convertible preferred stock dividends	—	—	—	10,462
Net income attributable to common shareholders	$35,511	$46,778	$75,776	$42,744

Weighted average common shares outstanding
Basic	105,620,267	104,794,294	105,881,966	89,544,882
Diluted	107,653,009	109,086,129	108,264,549	93,733,650
Income (loss) per share from continuing operations
Basic	$0.34	$0.45	$0.72	$0.48
Diluted	$0.33	$0.43	$0.70	$0.46
Net income per share
Basic	$0.34	$0.45	$0.72	$0.48
Diluted	$0.33	$0.43	$0.70	$0.46

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$35,452	$46,778	$75,723	$53,206
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	(56,135)	38,029	(36,621)	55,631
Interest rate hedge adjustments, net of tax (benefit) expense of ($350), ($75), ($350) and $887, respectively	873	(30)	1,392	2,105
Defined benefit pension plans, net of tax expense of $1,023, $980, $2,019 and $1,779, respectively	1,977	1,923	3,981	4,029
Total other comprehensive (loss) income, net of tax	(53,285)	39,922	(31,248)	61,765
Comprehensive (loss) income	$(17,833)	$86,700	$44,475	$114,971

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$137,619	$220,175
Restricted cash	441	36,059
Accounts receivable, net	598,167	453,251
Inventories	532,731	405,353
Other current assets	53,672	30,403
Total current assets	1,322,630	1,145,241
Property and equipment, net	803,563	756,711
Deferred tax assets	182,208	183,726
Goodwill	598,901	549,063
Intangible assets, net	225,574	166,313
Other assets	33,967	61,886
Total assets	$3,166,843	$2,862,940
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$296,739	$259,934
Accrued payroll and benefits	143,124	122,212
Accrued expenses and other current liabilities	180,409	186,605
Notes payable and current maturities of long-term debt	30,351	8,770
Total current liabilities	650,623	577,521
Long-term debt	1,511,734	1,264,933
Unfunded pension liability	115,222	116,586
Deferred credits and other liabilities	84,379	102,614
Deferred tax liabilities	14,038	9,249
Total liabilities	2,375,996	2,070,903
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 104,723,933 shares outstanding as of June 30, 2018; 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017	1,048	1,060
Additional paid-in capital	654,156	652,666
Retained earnings	262,459	233,658
Accumulated other comprehensive loss	(126,595)	(95,347)
Total shareholders’ equity attributable to common shareholders	791,068	792,037
Non-controlling interest	(221)	—
Total shareholders’ equity	790,847	792,037
Total liabilities and shareholders’ equity	$3,166,843	$2,862,940

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	June 30, 2018		July 1, 2017
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	105,990,483	$1,060	17,894,393	$178
Shares issued for exercise/vesting of share-based compensation awards	576,406	6	323,848	4
Shares repurchased	(1,643,917)	(16)	—	—
Shares issued upon conversion of Class B-1 Common Stock	—	—	309,404	3
Shares issued upon conversion of convertible preferred stock to common stock	—	—	64,211,172	642
Shares surrendered for tax obligations for employee share-based transactions	(199,039)	(2)	(87,836)	(1)
Shares issued in initial public offering	—	—	22,272,727	223
Balance at period end	104,723,933	1,048	104,923,708	1,049
Class B-1 Common Stock
Balance as of January 1	—	—	177,221	2
Class B-1 Common stock converted to common	—	—	(177,221)	(2)
Balance at period end	—	—	—	—
Balance at period end		$1,048		$1,049
Additional paid-in capital
Balance as of January 1		$653,327		$37,205
Shares issued for exercise/vesting of share-based compensation awards		189		596
Shares surrendered for tax obligations for employee share-based transactions		(6,683)		(2,883)
Conversion of convertible preferred stock		—		150,901
Initial public offering proceeds, net of underwriting fees and commissions		—		480,306
Costs associated with initial public offering		—		(7,923)
Amortization of share-based compensation		7,958		9,713
Balance at period end		654,791		667,915
Employee stock notes
Balance as of January 1		(661)		(843)
Net issuances, payments and accrued interest on notes		26		12
Balance at period end		(635)		(831)
Balance at period end		$654,156		$667,084
Retained earnings
Balance as of January 1		$233,658		$222,232
Share repurchased		(46,975)		—
Adoption of new accounting standard ASU 2016-09		—		635
Net income		75,776		53,206
Balance at period end		$262,459		$276,073

(continued on next page)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, continued)

	June 30, 2018		July 1, 2017
	Shares	Amount	Shares	Amount
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$21,985		$(65,949)
Change during period		(36,621)		55,631
Balance at period end		(14,636)		(10,318)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(8,810)		(13,296)
Change during period		1,392		2,105
Balance at period end		(7,418)		(11,191)
Net actuarial pension (loss) gain
Balance as of January 1		(108,522)		(117,937)
Change during period		3,981		4,029
Balance at period end		(104,541)		(113,908)
Balance at period end		$(126,595)		$(135,417)
Non-controlling interest
Balance as of January 1		$—		$—
Acquisition of non-controlling interest		(184)		—
Net loss		(53)		—
Foreign currency translation		16		—
Balance at period end		$(221)		$—

Total shareholders’ equity at period end		$790,847		$808,789

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES
Net income	$75,723	$53,206
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	59,031	53,052
Deferred income taxes	(1,931)	8,546
Loss on sale of business units, property and equipment	488	219
Adjustment to carrying value of assets	716	—
Equity earnings in non-consolidated entities	(738)	(1,554)
Amortization of deferred financing costs	1,037	7,376
Non-cash gain on previously held shares of an equity investment	(20,767)	—
Stock-based compensation	8,241	10,783
Contributions to U.S. pension plan	(1,375)	—
Amortization of U.S. pension expense	6,000	6,000
Other items, net	4,070	(8,094)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(99,054)	(64,755)
Inventories	(42,491)	(23,559)
Other assets	(15,468)	(1,151)
Accounts payable and accrued expenses	15,238	25,636
Change in long term tax liabilities	2,971	678
Net cash (used in) provided by operating activities	(8,309)	66,383
INVESTING ACTIVITIES
Purchases of property and equipment	(51,589)	(18,210)
Proceeds from sale of business units, property and equipment	1,224	405
Purchase of intangible assets	(5,380)	(1,619)
Purchases of businesses, net of cash acquired	(168,049)	(21,153)
Cash received for notes receivable	292	1,820
Net cash used in investing activities	(223,502)	(38,757)
FINANCING ACTIVITIES
Change in long-term debt	169,821	(385,270)
Borrowings on notes payable	—	(100)
Employee note repayments	39	26
Common stock issued for exercise of options	195	596
Common stock repurchased	(46,991)	—
Payments to tax authority for employee share-based compensation	(6,827)	(2,883)
Proceeds from the sale of common stock, net of underwriting fees and commissions	—	480,306
Payments associated with initial public offering	—	(2,066)
Net cash provided by financing activities	116,237	90,609
Effect of foreign currency exchange rates on cash	(2,600)	6,962
Net (decrease) increase in cash and cash equivalents	(118,174)	125,197
Cash, cash equivalents and restricted cash, beginning	256,234	103,452
Cash, cash equivalents and restricted cash, ending	$138,060	$228,649

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

Our revenues are affected by the level of new housing starts and remodeling activity in each of our markets. Our sales typically follow seasonal new construction and repair and remodeling industry patterns. The peak season for home construction and remodeling in many of our markets generally corresponds with the second and third calendar quarters, and therefore, sales volume is typically higher during those quarters. Our first and fourth quarter sales volumes are generally lower due to reduced repair and remodeling activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in certain of our geographic end markets.
Basis of Presentation – The statement of operations for the three and six months ended July 1, 2017 has been revised to reflect the correction of certain errors and other accumulated misstatements as described in our 10-K - Note 36 - Revision of Prior Period Financial Statements. The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected. We do not believe the errors corrected were material to our previously issued financial statements and are summarized in the “Revision” column in the table below.
As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, we reclassified certain amounts in our statement of operations for the three and six months ended July 1, 2017 as noted below. See “Recently Adopted Accounting Standards” below for additional information.
In addition, to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations for the three and six months ended July 1, 2017. The reclassification was not material to our previously issued financial statements and is summarized in the “Reclassification” column in the table below.

	Three Months Ended
	July 1, 2017
(amounts in thousands, except per share data)	As Reported	Revision	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$948,736	$—	$—	$52	$948,788
Cost of sales	712,998	4,737	—	(242)	717,493
Gross margin	235,738	(4,737)	—	294	231,295
Selling, general and administrative	151,464	(4,737)	(2,809)	—	143,918
Operating income	83,720	—	2,809	294	86,823
Other expense	2,765	—	2,809	294	5,868

	Six Months Ended
	July 1, 2017
(amounts in thousands, except per share data)	As Reported	Revision	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$1,796,523	$—	$—	$118	$1,796,641
Cost of sales	1,374,814	9,343	—	(498)	1,383,659
Gross margin	421,709	(9,343)	—	616	412,982
Selling, general and administrative	298,543	(9,343)	(5,618)	—	283,582
Operating income	121,410	—	5,618	616	127,644
Other expense	5,364	—	5,618	616	11,598

* Note: reclassification relates entirely to revenue in our North America segment.

As a result of our early adoption of ASU No. 2016-15, restricted cash balances previously presented in other assets are now presented in beginning and ending cash and cash equivalents in the accompanying unaudited consolidated statements of cash flows. See “Recently Adopted Accounting Standards” below for additional information. In addition, certain amounts within the notes accompanying these unaudited consolidated financial statements and balances in the accompanying unaudited consolidated statements of cash flows have been reclassified to conform with current-period presentation.

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – On October 3, 2011, Onex invested $700.0 million in return for shares of our Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for additional shares of our Series A Convertible Preferred Stock to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold 6,477,273 shares of our common stock. In May 2017 and November 2017, Onex sold a total of 15,693,139 and 14,211,736 shares of our common stock, respectively, in secondary offerings. We did not receive any proceeds from the shares of common stock sold by Onex, in any offering. As of June 30, 2018, Onex owned approximately 31.3% of our outstanding shares of common stock.
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

Share Repurchases – In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our common stock. The repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.

Fiscal Year – We operate on a fiscal calendar year, and each interim quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
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
Recently Adopted Accounting Standards – In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118 on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements as of June 30, 2018 and December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance as to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted this ASU in the first quarter of 2018 and the adoption of this standard did not impact our unaudited consolidated financial statements; however, modification accounting is now required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.
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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. We adopted this ASU in the first quarter of 2018 on a modified retrospective basis and the adoption did not have a material impact on our unaudited consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by requiring equity investments to be measured at fair value with changes in fair value recognized in net income. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. It also requires an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the consolidated financial statements. We adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on our unaudited consolidated financial statements.

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

	July 1, 2017
(amounts in thousands)	As Reported	Retrospective Application	As Revised
Cash, cash equivalents and restricted cash, beginning	$102,701	$751	$103,452
Cash, cash equivalents and restricted cash, ending	227,663	986	228,649
Effect of foreign currency exchange rates on cash	6,959	3	6,962
Net change in other assets	(1,383)	232	(1,151)

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
We adopted ASU No. 2014-09 in the first quarter of 2018, using the modified retrospective transition practical expedient that allows us to evaluate the impact of contracts as of the Adoption Date rather than evaluating the impact of the contracts at the time they occurred prior to the Adoption Date. There was no material effect associated with the election of this practical expedient. As a practical expedient, shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers. We have also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. We recognize revenue in the amount to which the entity has a right to invoice and have adopted this election to not provide the remaining performance obligations related to service contracts. See Note 15 - Revenue Recognition for additional information.
Recent Accounting Standards Not Yet Adopted – In June 2018, the FASB issued ASU 2018-07 - Compensation - Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.
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

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2018 that are of significance or potential significance to us.

Note 2. Acquisitions

For the six months ended June 30, 2018, we completed the following acquisitions:

•	In April 2018, we acquired the assets of D&K, a long-standing supplier of cavity sliders to our Corinthian Doors business. D&K is now part of our Australasia segment.

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

The preliminary fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$95	$58,809
Inventories	97,305	(1,063)	96,242
Other current assets	14,910	(2,446)	12,464
Property and equipment	53,128	2,378	55,506
Identifiable intangible assets	70,057	(51)	70,006
Goodwill	64,950	(260)	64,690
Other assets	7,283	69	7,352
Total assets	$366,347	$(1,278)	$365,069
Accounts payable	29,512	(1,930)	27,582
Current maturities of long-term debt	17,278	886	18,164
Other current liabilities	27,595	1,166	28,761
Long-term debt	47,369	(309)	47,060
Other liabilities	17,735	(138)	17,597
Non-controlling interest	(184)	—	(184)
Total liabilities	$139,305	$(325)	$138,980
Purchase Price:
Cash consideration, net of cash acquired	$169,002	$(953)	$168,049
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(953)	$226,089

Preliminary goodwill of $64.7 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include tradenames, software, patents and customer relationships and will be amortized over a preliminary estimated weighted average amortization period of 19 years. Acquisition-related costs of $1.4 million and $3.7 million were expensed as incurred and are included in SG&A expense in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2018. The contingent consideration relating to the A&L acquisition was based on underlying business performance through June 2018, and was paid in the third quarter of 2018. The contingent liability is included in accrued expenses and other current liabilities in our unaudited consolidated balance sheet. The gain on previously held shares relates to a remeasurement of our existing 50% ownership interest to fair value for one of the recent acquisitions. For the 2018 acquisitions, net revenues and net loss since their date of acquisition were $190.0 million and $5.2 million, respectively.

We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.

During the second and third quarters of 2017, we completed three acquisitions for total consideration of approximately $131.7 million, net of cash acquired. The excess purchase price over the preliminary fair value of net assets acquired of $24.5 million and $46.7 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents operational efficiencies and sales synergies, and $13.9 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 18 years. There were immaterial acquisition-related costs in the three and six months ended July 1, 2017. In 2017, the measurement period adjustment reduced the preliminary allocation of goodwill by $23.6 million and increased the preliminary allocation of property and equipment, intangible assets, and cash consideration, net of cash acquired by $16.7 million, $16.3 million and $7.7 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2018, the measurement period adjustment increased the preliminary allocation of goodwill by $0.4 million with the offset to working capital accounts. As of June 30, 2018, the purchase price allocation was considered complete for the Mattiovi acquisition.

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

At June 30, 2018 and December 31, 2017, we had an allowance for doubtful accounts of $5.4 million and $4.4 million, respectively.

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	June 30, 2018	December 31, 2017
Raw materials	$316,091	$283,772
Work in process	41,984	35,734
Finished goods	174,656	85,847
Total inventories	$532,731	$405,353

Note 5. Property and Equipment, Net

(amounts in thousands)	June 30, 2018	December 31, 2017
Property and equipment	$1,924,627	$1,863,624
Accumulated depreciation	(1,121,064)	(1,106,913)
Total property and equipment, net	$803,563	$756,711

We monitor all property and equipment for any indicators of potential impairment. We recorded no impairment charges during the three-month period ended June 30, 2018 and $0.6 million during the six-month period ended June 30, 2018. No impairments were recorded during the three and six months ended July 1, 2017.

In November of 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that is accounted for under the build-to-suit guidance contained in ASC 840, Leases. The lease commenced upon completion of construction in February 2018. Since we were involved in the construction of structural improvements prior to the commencement of the lease and took some level of construction risk, we were considered the accounting owner of the assets and land during the construction period. Further, since certain terms of the lease do not meet normal sale-leaseback criteria, we are considered the accounting owner after the construction period as well. During the first quarter of 2018, we recorded $20.0 million of build-to-suit assets included in Property and equipment, net, and set up a corresponding financial obligation of $20.4 million included in long-term debt in the accompanying unaudited consolidated balance sheet. In the second quarter of 2018, a tenant improvement allowance was received, increasing long-term debt by $4.2 million. The build-to-suit asset is being depreciated over its estimated useful life and lease payments are being applied as debt service against the liability.

Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$21,014	$19,076	$40,997	$37,971
Selling, general and administrative	2,492	1,844	4,490	3,934
Total depreciation expense	$23,506	$20,920	$45,487	$41,905

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$201,560	$268,162	$79,341	$549,063
Acquisitions - preliminary allocation	17,645	30,167	17,138	64,950
Acquisition remeasurements	571	(1,046)	588	113
Currency translation	(316)	(9,891)	(5,018)	(15,225)
Balance at period end	$219,460	$287,392	$92,049	$598,901

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

(amounts in thousands)	June 30, 2018	December 31, 2017
Customer relationships and agreements	111,574	105,485
Patents, licenses and rights	79,277	47,385
Trademarks and trade names	$54,082	$38,600
Software	47,992	35,191
Total amortizable intangibles	$292,925	$226,661
Accumulated amortization	(67,351)	(60,348)
Total intangibles, net	$225,574	$166,313

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization expense	$5,165	$3,036	$9,867	$6,917

Note 8. Other Assets

(amounts in thousands)	June 30, 2018	December 31, 2017
Customer displays	$16,514	$12,702
Deposits	5,555	3,640
Long-term notes receivable	4,899	4,984
Overfunded pension benefit obligation	1,971	1,903
Other prepaid expenses	1,857	1,869
Other long-term accounts receivable	1,729	1,556
Debt issuance costs on unused portion of revolver facility	1,047	2,045
Investments	395	33,187
Total other assets	$33,967	$61,886

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

Prior period balances in the table above have been reclassified to conform to current-period presentation.

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	June 30, 2018	December 31, 2017
Accrued sales and advertising rebates	$68,382	$73,585
Other accrued taxes	26,756	19,996
Accrued expenses	24,253	27,667
Current portion of warranty liability (Note 10)	20,668	19,547
Current portion of deferred revenue (Note 15)	12,540	9,970
Current portion of accrued claim costs relating to self-insurance programs	11,803	12,866
Current portion of accrued income taxes payable	6,793	10,962
Current portion of restructuring accrual (Note 18)	4,986	7,162
Current portion of derivative liability (Note 20)	2,226	2,905
Accrued interest payable	2,002	1,945
Total accrued expenses and other current liabilities	$180,409	$186,605

The accrued sales and advertising rebate, accrued interest payable, and other accrued taxes balances can fluctuate significantly from quarter to quarter due to timing of payments.

Prior period balances in the table above have been reclassified to conform to current-period presentation.
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	June 30, 2018	July 1, 2017
Balance as of January 1	$46,256	$45,398
Current period expense	13,168	11,928
Liabilities assumed due to acquisition	1,541	—
Experience adjustments	160	674
Payments	(13,782)	(11,834)
Currency translation	(618)	529
Balance as of period end	46,725	46,695
Current portion	(20,668)	(19,630)
Long-term portion	$26,057	$27,065

The most significant component of our warranty liability is in the North America segment, which totaled $40.7 million at June 30, 2018 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.6 million.

Note 11. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	June 30, 2018 Interest Rate	June 30, 2018	December 31, 2017
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.25% - 4.80%	491,935	440,568
Revolving credit facilities	0.67% - 5.50%	175,139	—
Mortgage notes	1.65%	31,777	33,517
Installment notes	1.30% - 8.29%	54,860	10,290
Installment notes for stock	3.00% - 4.75%	1,097	1,944
Unamortized debt issuance costs		(12,723)	(12,616)
		1,542,085	1,273,703
Current maturities of long-term debt		(30,351)	(8,770)
Long-term debt		$1,511,734	$1,264,933

Summaries of our outstanding debt agreements as of June 30, 2018 are as follows:
Senior Notes – In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025, and $400.0 million bearing interest at 4.875% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Each tranche was issued at par. Interest is payable semiannually in arrears each June and December through maturity. Debt issuance costs of $11.7 million are being amortized to interest expense over the life of the notes using the effective interest method.
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
The re-priced term loans were offered at par, will mature in December 2024 (extended from July 2022), and bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modifies other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, and conforming to certain terms and provisions of the Senior Notes. This amendment requires that 0.25% (or $1.1 million) of the aggregate principal amount be repaid quarterly prior to the final maturity date, resulting in an outstanding principal balance of $437.8 million as of June 30, 2018. The facility is secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments. We incurred $0.7 million of debt issuance costs related to this amendment, which are being amortized to interest expense over the life of the facility using the effective interest method.
Australian Facility - In February 2018, we amended the Australian Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility at BBSY plus a margin ranging from 1.00% to 1.10% which matures in February 2023. In addition, we pay a line fee of 1.25% on the unused portion of the commitment amount. This facility is secured by guarantees of JWA and had an outstanding principal balance of $36.9 million as of June 30, 2018.
Other Acquired Facilities - During Q1 2018, we acquired a $11.6 million term loan facility associated with our ABS acquisition, which consisted of five separate term loans with maturity dates from March 2019 to December 2022.  These loans bear interest at LIBOR plus margins ranging from 1.85% to 2.00%.  Principal is required to be repaid monthly in equal installments through each loan’s maturity. As of June 30, 2018, we had $10.6 million outstanding under this facility.
In addition, we acquired $7.6 million in various term loan facilities associated with our Domoferm acquisition. Maturities of these term loans are from 2021 through 2025 with both fixed and variable interest rates ranging from 1.25% to 3.65%. Included within this is a $2.1 million obligation under a sale and leaseback agreement relating to the land and buildings at the Gänserndorf, Austria facility, which matures in 2021. As of June 30, 2018, we had $6.2 million outstanding under these facilities.
Revolving Credit Facilities

ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our $300.0 million ABL Facility. The facility will mature in December 2022 (extended from October 2019) and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. This amendment also makes certain adjustments to the borrowing base and modifies other terms and provisions, including providing for additional covenant flexibility and additional flexibility under the facility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility. In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt in the consolidated statements of operations. Debt issuance costs related to the ABL Facility are reclassified to other assets in the consolidated balance sheets, in proportion to the commitment amount, less loan utilization.
Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible inventory and certain other assets, subject to certain reserves and other adjustments. We pay a fee between 0.25% to 0.38% on the unused portion of the commitments under the facility. As of June 30, 2018, we had $135.5 million in borrowings, $32.0 million in letters of credit and $124.3 million available under the ABL Facility.
The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. The ABL Facility permits us to request commitment increases up to the greater of $100 million or the greatest amount by which the borrowing base has exceeded the maximum global credit amount at the end of any of the twelve fiscal months prior to the effective date of the commitment increase, subject to certain conditions.
Australia Senior Secured Credit Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to provide for an AUD $15.0 million floating rate revolving loan facility, an AUD $12.0 million interchangeable facility for guarantees and letters of credit, an AUD $7.0 million electronic payaway facility, an AUD $2.5 million asset finance facility, an AUD $1.0 million commercial card facility and an AUD $5.0 million overdraft line of credit. Apart from the AUD $55.0 million floating rate term loan facility mentioned above, the Australia Senior Secured Credit Facility matures in June 2019. Loans under the revolving loan facility bear interest at BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At June 30, 2018, we had AUD $15.0 million (or $11.1 million) available under the revolving loan facility, AUD $3.9 million (or $2.9 million) under the interchangeable facility, AUD $7.0 million (or $5.2 million) under the electronic payaway facility, AUD $2.5 million (or $1.8 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.7 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Euro Revolving Facility - In January 2015, we entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at an IBOR, specific to the borrowing currency, (subject to a floor of 0.00%), plus a margin of 2.50%. A commitment fee of 1.00% is paid on the unutilized amount of the facility. As of June 30, 2018, we had no outstanding borrowings, €0.3 million (or $0.4 million) of bank guarantees outstanding, and €38.7 million (or $45.0 million) available under this facility. The facility requires JELD-WEN ApS to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges. In addition, the facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies.
Other Acquired Facilities - During Q1 2018, we acquired a $45.0 million revolving credit facility associated with our ABS acquisition. Loans under this facility bear interest at LIBOR plus a margin ranging from 1.40% to 1.90% determined by the acquired company’s leverage. The acquired company had $29.4 million outstanding on the date of acquisition. This facility matures in July 2019. As of June 30, 2018, we had $31.0 million in outstanding borrowings, $2.8 million in letters of credit and $11.2 million available under this facility.
In addition, we acquired €8.5 million in various overdraft facilities associated with our Domoferm acquisition. The acquired company had €7.1 million (or $8.8 million) outstanding on the date of acquisition. The facilities have variable interest rates ranging from 0.67% - 1.98% and are included in the current portion of long term debt. As of June 30, 2018, we had €7.4 million (or $8.7 million) in outstanding borrowings and €1.0 million (or $1.2 million) available under these facilities.
At June 30, 2018, we had combined borrowing availability of $192.8 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of June 30, 2018, we had DKK 203.4 million (or $31.8 million) outstanding under these notes.

Installment Notes – Installment notes represent insurance premium financing, capitalized lease obligations, and loans secured by equipment. As of June 30, 2018, we had $54.9 million outstanding under these notes, which include the acquired installment notes discussed below.
We acquired $7.8 million in various installment notes associated with our Domoferm and A&L acquisitions. Maturities of these installment notes are from 2018 through 2027 with both fixed and variable interest rates which range from 1.30% to 8.29%. As of June 30, 2018, we had $6.4 million outstanding under these acquired facilities.
Installment Notes for Stock – We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of June 30, 2018, we had $1.1 million outstanding under these notes.
As of June 30, 2018 and December 31, 2017, we were in compliance with the terms of all of our credit facilities.

Note 12. Income Taxes

The effective income tax rate for continuing operations was 39.5% and 20.4% for the three and six months ended June 30, 2018, respectively, compared to 27.9% for the three and six months ended July 1, 2017. In accordance with ASC 740-270, we recorded tax expense of $23.2 million and $19.2 million from continuing operations in the three and six months ended June 30, 2018, respectively, compared to a tax expense of $17.7 million and $20.0 million for the corresponding periods ended July 1, 2017, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for the current year includes the impact of the new tax on GILTI. We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense related to discrete items included in the tax provision for continuing operations for the three months ended June 30, 2018 was $3.4 million compared to a tax benefit of $1.0 million for the three months ended July 1, 2017. The discrete amounts for the three months ended June 30, 2018 were comprised primarily of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, $0.3 million attributable to stock compensation exercises and expirations, and $0.4 million attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the three months ended July 1, 2017 were comprised primarily of tax benefits attributable to a tax effect of deductions in excess of share-based compensation costs. The tax benefit related to discrete items included in the tax provision for continuing operations for the six months ended June 30, 2018 was $5.3 million, compared to $1.3 million for the six months ended July 1, 2017. The discrete amounts for the six months ended June 30, 2018 were comprised primarily of $7.1 million attributable to the write-off of the outside basis difference of our investment formerly held as an equity method investment and $1.5 million attributable to stock compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.6 million attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the three and six months ended July 1, 2017 were comprised primarily of tax benefits attributable to the tax effect of deductions in excess of share-based compensation costs.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $13.9 million and $13.3 million as of June 30, 2018 and December 31, 2017, respectively.

In December 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. tax rules. We recorded provisional estimates of the impacts of the Tax Act on our financial statements as of December 2017 in accordance with ASU 2018-05 and SAB 118 issued by the SEC. The direct impacts were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional tax expense totaling approximately $21.1 million for the year ended December 31, 2017. The one-time deemed repatriation tax, which effectively subjected our net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. During the fourth quarter of 2017, we undertook certain transactions that involved the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act. We are currently assessing the impact of this legislation on our consolidated financial statements for calendar year 2018 and beyond. We are not in a position as of June 30, 2018 to reflect any adjustments to our provisional estimates as we have not completed our analysis, and specific guidance related to the operation of certain of the provisions in the Tax Act has yet to be issued. We will complete our analysis over a one-year measurement period as outlined in SAB 118 issued by the SEC in December 2017, and any adjustments during this measurement period will be recorded in earnings from continuing operations.

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
The following tables set forth certain information relating to our segments’ operations.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 30, 2018
Total net revenues	$673,508	$318,778	$184,297	$1,176,583	$—	$1,176,583
Intersegment net revenues	(287)	(82)	(3,717)	(4,086)	—	(4,086)
Net revenues from external customers	$673,221	$318,696	$180,580	$1,172,497	$—	$1,172,497
Impairment and restructuring charges	(565)	457	2,410	2,302	211	2,513
Adjusted EBITDA	79,642	37,933	24,195	141,770	(6,809)	134,961
Three Months Ended July 1, 2017
Total net revenues	$552,298	$259,426	$140,693	$952,417	$—	$952,417
Intersegment net revenues	(561)	(537)	(2,531)	(3,629)	—	(3,629)
Net revenues from external customers	$551,737	$258,889	$138,162	$948,788	$—	$948,788
Impairment and restructuring charges	99	451	—	550	4	554
Adjusted EBITDA	79,830	37,065	17,335	134,230	(8,903)	125,327

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 30, 2018
Total net revenues	$1,171,841	$621,247	$332,997	$2,126,085	$—	$2,126,085
Intersegment net revenues	(679)	(864)	(5,866)	(7,409)	—	(7,409)
Net revenues from external customers	$1,171,162	$620,383	$327,131	$2,118,676	$—	$2,118,676
Impairment and restructuring charges	2,191	705	3,750	6,646	(1,159)	5,487
Adjusted EBITDA	126,677	71,740	40,937	239,354	(16,561)	222,793
Six Months Ended July 1, 2017
Total net revenues	$1,036,928	$502,094	$265,035	$1,804,057	$—	$1,804,057
Intersegment net revenues	(1,028)	(883)	(5,505)	(7,416)	—	(7,416)
Net revenues from external customers	$1,035,900	$501,211	$259,530	$1,796,641	$—	$1,796,641
Impairment and restructuring charges	335	1,324	—	1,659	97	1,756
Adjusted EBITDA	130,008	64,270	30,584	224,862	(18,573)	206,289

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$35,452	$46,778	$75,723	$53,206
Equity earnings of non-consolidated entities	—	(1,073)	(738)	(1,554)
Income tax expense	23,189	17,703	19,164	19,955
Depreciation and amortization	30,572	25,990	59,031	53,052
Interest expense, net (a)	17,830	17,547	33,491	44,439
Impairment and restructuring charges (b)	2,513	577	5,487	1,757
Gain on previously held shares of equity investment	—	—	(20,767)	—
Loss (gain) on sale of property and equipment	103	(34)	17	(77)
Stock-based compensation expense	6,290	5,339	8,241	10,783
Non-cash foreign exchange transaction/translation (income) loss	(5,814)	2,754	(1,933)	7,114
Other non-cash items (c)	12,223	(16)	12,223	(15)
Other items (d)	12,494	9,754	32,779	17,341
Costs relating to debt restructuring and debt refinancing (e)	109	8	75	288
Adjusted EBITDA	$134,961	$125,327	$222,793	$206,289

(a)
Interest expense for the six months ended July 1, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations of $23 and $1 for the three and six months ended July 1, 2017, respectively. For further explanation of impairment and restructuring charges that are included in our unaudited consolidated statements of operations, see Note 18 - Impairment and Restructuring Charges in our unaudited financial statements.

(c)	Other non-cash items include charges of $12,191 for inventory adjustments related to the ABS acquisition inventory fair valuation in the three and six months ended June 30, 2018.

(d)
Other items not core to business activity include: (i) in the three months ended June 30, 2018, (1) $10,734 in legal costs, and (2) $1,614 in acquisition costs; (ii) in the three months ended July 1, 2017, (1) $7,766 in legal costs, (2) $1,026 in secondary offering costs, and (3) $665 in legal entity consolidation costs; (iii) in the six months ended June 30, 2018 (1) $24,294 in legal costs, (2) $4,164 in acquisition costs, and (3) $2,401 in costs related to the exit of the former CEO ; and (iv) in the six months ended July 1, 2017 (1) $15,762 in legal costs, (2) $1,026 in secondary offering costs, (3) $811 in legal entity consolidation costs, (4) $643 in facility shut down costs, (5) $348 in IPO costs, partially offset by (6) $(2,247) gain on settlement of contract escrow.

(e)	Includes non-recurring fees and expenses related to professional advisors, financial advisors and financial monitors retained in connection with the refinancing of our debt obligations.

Note 14. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed it’s Charter with the Delaware Secretary of State, and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed in connection with our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of common stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges and preferences as the Board may from time to time determine. We have not issued any shares of preferred stock.

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

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 30, 2018 and December 31, 2017 with a total original issuance value of $12.4 million.

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of previous period end, were charged to equity upon completion of the IPO.

In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our common stock. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of common stock will be based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The term of the repurchase program extends through December 31, 2019. During the three and six months ended June 30, 2018, we repurchased 1,643,917 shares of our common stock at an average purchase price per share of $28.58.

Note 15. Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect concurrent with revenue-producing activities (e.g., sales tax, value added tax, and other taxes) are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 10 - Warranty Liabilities). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.

We disaggregate revenues from product sales and services based on geographical location. See Note 13 - Segment Information for further information on disaggregated revenue.

Deferred Revenue – We record deferred revenue when we collect pre-payments from customers for performance obligations we expect to fulfill through future performance of a service or delivery of a product. We classify our deferred revenue based on our estimate as to when we expect to satisfy the related performance obligations. Current deferred revenues are included in accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheets.

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	June 30, 2018
Balance as of January 1	$9,970
Increases due to cash received	48,827
Liabilities assumed due to acquisition	1,495
Revenue recognized during the period	(47,124)
Currency translation	(628)
Balance at period end	$12,540

Note 16. Earnings Per Share

Basic earnings per share is calculated by dividing net earnings attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Common stock options, unvested Common Restricted Stock Units and unvested Common Performance Share Units are considered to be common stock equivalents included in the calculation of diluted net income per share.

The basic and diluted income per share calculations are presented below:

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Earnings per share basic:
Income from continuing operations	$35,452	$45,705	$74,985	$51,652
Equity earnings of non-consolidated entities	—	1,073	738	1,554
Income from continuing operations and equity earnings of non-consolidated entities	35,452	46,778	75,723	53,206
Undeclared Series A Convertible Preferred Stock dividends	—	—	—	(10,462)
Net income attributable to non-controlling interest	(59)	—	(53)	—
Net income attributable to common shareholders	$35,511	$46,778	$75,776	$42,744

Weighted average outstanding shares of common stock basic	105,620,267	104,794,294	105,881,966	89,544,882
Net income per share - basic	$0.34	$0.45	$0.72	$0.48

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Earnings per share diluted:
Net income attributable to common shareholders - basic and diluted	$35,511	$46,778	$75,776	$42,744

Weighted average outstanding shares of common stock basic	105,620,267	104,794,294	105,881,966	89,544,882
Restricted stock units, performance share units and options to purchase common stock	2,032,742	4,291,835	2,382,583	4,188,768
Weighted average outstanding shares of common stock diluted	107,653,009	109,086,129	108,264,549	93,733,650

Net income per share - diluted	$0.33	$0.43	$0.70	$0.46

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Common stock options	877,015	623,570	595,813	636,099
Restricted stock units	111,536	—	25,648	—
Performance share units	118,215	—	—	—

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

In connection with our IPO, the Board adopted and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, the “Omnibus Equity Plan”. Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock. Under the Omnibus Equity Plan, awards may be granted in the form of options, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).

	Three Months Ended
	June 30, 2018		July 1, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	204,274	$29.26	13,422	$32.79
Options canceled	67,941	$15.37	63,861	$16.29
Options exercised	599,125	$16.94	320,190	$13.20

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	26,523	$29.03	—	$—
RSUs granted - employee	145,259	$29.04	6,659	$31.95
PSUs granted - employee	84,226	$29.38	—	$—

	Six Months Ended
	June 30, 2018		July 1, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	817,063	$32.25	492,597	$27.73
Options canceled	400,121	$18.02	141,153	$14.58
Options exercised	1,005,405	$15.22	375,568	$13.07

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	341,983	$31.62	21,198	$31.13
RSUs granted - employee	268,390	$31.48	146,102	$27.79
PSUs granted - employee	193,763	$31.60	—	$—

Our stock-based compensation expense was $6.3 million and $8.2 million for the three and six months ended June 30, 2018, respectively and $5.3 million and $10.8 million in the corresponding periods ended July 1, 2017, respectively. As of June 30, 2018, there was $40.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Note 18. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations.

In the second quarter of 2018, we incurred impairment and restructuring costs of $2.5 million, primarily due to a $2.4 million charge resulting from exiting several facilities in our Australasia segment and charges related to personnel restructuring of $0.7 million in our Europe and Corporate segments, offset by a favorable impact of $0.6 million in the North America segment primarily related to a reduction in reserve for an early lease termination. In the second quarter of 2017, we incurred impairment and restructuring costs of $0.6 million, primarily related to restructuring in our Europe segment.

In the first quarter of 2018, we incurred impairment and restructuring costs of $3.0 million, including $2.9 million for plant consolidations in Canada and Australia, $1.5 million for lease termination costs and reduction in workforce in the U.S. and $0.7 million of other costs offset by $2.1 million of reduction in expense due to a favorable tax ruling in the U.S. related to a prior divestiture. In the first quarter of 2017, we incurred impairment and restructuring costs of $1.2 million, primarily related to restructuring in our Europe segment.

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Impairments	$80	$—	$716	$—
Restructuring charges, net of fair value adjustment gains	2,433	554	4,771	1,756
Total impairment and restructuring charges	$2,513	$554	$5,487	$1,756

Short-term restructuring accruals are recorded in accrued expenses and totaled $5.0 million and $7.2 million as of June 30, 2018 and December 31, 2017, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $1.7 million and $3.9 million as of June 30, 2018 and December 31, 2017, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
June 30, 2018
Severance and sales restructuring costs	$7,232	$3,124	$(6,954)	$3,402
Disposal of property and equipment	—	289	(289)	—
Lease obligations and other	3,807	1,358	(1,894)	3,271
Total	$11,039	$4,771	$(9,137)	$6,673
July 1, 2017
Severance and sales restructuring costs	$836	$993	$(1,163)	$666
Disposal of property and equipment	—	113	(113)	—
Lease obligations and other	4,183	650	(1,105)	3,728
Total	$5,019	$1,756	$(2,381)	$4,394

Note 19. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency (gains) losses	$(7,560)	$3,096	$(2,575)	$8,749
Pension benefit expense	3,096	2,809	6,230	5,618
Other items	(909)	(37)	(1,265)	(522)
Settlement of contract escrow	—	—	—	(2,247)
Total other (income) expense	$(5,373)	$5,868	$2,390	$11,598

In accordance with our adoption of ASU 2017-07, prior year balances have been revised with the activity being adjusted through the “Pension benefit expense” line above. See detail in Note 1 - Description of Company and Summary of Significant Accounting Policies.

Prior period balances in the table above have been reclassified to conform to current-period presentation.

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

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $77.5 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $75.3 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $136.8 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $5.3 million and $7.7 million in the three and six months ended June 30, 2018, respectively, and mark-to-market losses of $3.1 million and $11.7 million in the corresponding periods ended July 1, 2017, respectively.

Interest rate swap derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps were set to mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the incremental term loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps were set to mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 11 - Long-Term Debt), we terminated all of the interest rate swaps having outstanding notional amounts of $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which will be amortized as interest expense over the life of the original interest rate swaps. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $2.4 million and $3.4 million at June 30, 2018 and December 31, 2017, respectively.

The interest rate swap agreements were designated as cash flow hedges and, prior to their termination in December 2017, effectively changed the LIBOR-based portion of the interest rate (or “base rate”) on a portion of the debt outstanding under our Term Loan Facility to the weighted average fixed rates per the time frames below:

(amounts in thousands)	Notional (1)	Weighted Average Rate
December 2015 - June 2016	$273,000	1.997%
June 2016 - September 2016	$486,000	2.054%
September 2016 - December 2016	$759,000	2.161%
December 2016 - December 2017	$914,250	2.188%

(1)	Aggregate notional amounts in effect during the period shown.

We recorded $2.4 million and $5.1 million of interest expense deriving from the interest rate swaps that were in effect during the three and six months ended July 1, 2017, respectively.

The agreements with our counterparties contained a provision where we could be declared in default on our derivative obligations if we either default or, in certain cases, are capable of being declared in default on any of our indebtedness greater than specified thresholds. These agreements also contained a provision where we could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$9,187	$2,235

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,226	$2,905

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair values of these instruments were as follows:

	June 30, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$—	$—	$—
Derivative assets, recorded in other current assets	—	9,187	—	9,187
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,226)	—	(2,226)
Total	$—	$6,961	$—	$6,961

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$44,091	$—	$44,091
Derivative assets, recorded in other current assets	—	2,235	—	2,235
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,905)	—	(2,905)
Total	$—	$43,421	$—	$43,421

Derivative assets and liabilities reported in level 2 include foreign currency contracts. The fair values of the foreign currency contracts were determined using a conventional valuation system with observable inputs.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	June 30, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Continuing operations	$—	$—	$48	$48	$175
Total	$—	$—	$48	$48	$175

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$914	$914	$1,473
Total	$—	$—	$914	$914	$1,473

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 22. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of June 30, 2018 and December 31, 2017 due to their short-term nature, variable interest rates and mark-to-market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both June 30, 2018 and December 31, 2017. The fair value of our debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. Long-term debt indicated a fair value of $46.5 million lower and $8.7 million higher than the gross recorded value as of June 30, 2018 and December 31, 2017, respectively.

Note 23. Commitments and Contingencies
Litigation – We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying unaudited consolidated balance sheets. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.

In the opinion of management and based on the liability accruals provided, other than as described below, as of June 30, 2018, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our unaudited consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. The parties have prepared post-hearing briefs on the matter, and the U.S. District Court heard oral arguments on August 2, 2018.

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

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. Our other claims remain pending in Bexar County, Texas.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 30, 2018 and December 31, 2017, our accrued liability for self-insured risks was $73.3 million.
Indemnifications – At June 30, 2018, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.
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

(amounts in thousands)	June 30, 2018	December 31, 2017
Self-insurance workers’ compensation	$21,072	$21,072
Environmental	14,552	14,452
Liability and other insurance	12,451	12,900
Other	10,715	6,650
Total outstanding performance bonds and stand-by letters of credit	$58,790	$55,074

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both June 30, 2018 and December 31, 2017. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets. No long-term environmental liabilities were recorded at June 30, 2018 and $0.1 million were recorded at December 31, 2017.

Everett, Washington WADOE Action - In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination at our former manufacturing site in Everett, Washington. As part of this order, we also agreed to develop a CAP identifying remediation options and the feasibility thereof. We are currently working with WADOE to finalize our assessment and draft CAP. We estimate the remaining cost to complete our assessment and develop the CAP at $0.5 million, which we have fully accrued. We are working with insurance carriers who provided coverage to a previous owner and operator of the site, and at this time we cannot reasonably estimate the cost associated with any remedial action we would be required to undertake and have not provided for any remedial action in our accompanying unaudited consolidated financial statements. Should extensive remedial action ultimately be required, and if those costs are not found to be covered by insurance, the cost of remediation could have a material adverse effect on our results of operations and cash flows.

Everett, Washington NRD Action - In November 2014, we received a letter from the NRD, a federal agency, regarding a potential multi-party settlement of an impending damage claim related to historic environmental contamination on a site we sold in December 2013. In April 2018, the court approved a settlement agreement under which we paid $1.3 million to settle the claim. Of the $1.3 million, the prior insurance carrier for the site has agreed to fund $1.1 million of the settlement. Amounts related to the settlement are fully paid, and we do not expect to incur any further significant loss related to the settlement of this matter.

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
Service Agreements – In February 2015, we entered into a strategic servicing agreement with a third-party vendor to identify and execute cost reduction opportunities. The agreement provided for a tiered fee structure directly tied to cost savings realized. This contract terminated pursuant to its own terms on December 31, 2015, and we made a final payment of $6.3 million on January 2, 2018. We expect no further costs related to this issue.
Employee Stock Ownership Plan – We have historically provided cash to our U.S. ESOP in order to fund required distributions to participants through the repurchase of shares of our common stock. Following our February 2017 IPO, the value of a share of common stock held through the ESOP is now based on JELD-WEN’s public share price. We do not anticipate that JWH will fund future distributions.

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$825	$825	$1,650	$1,650
Interest cost	3,350	3,350	6,700	6,700
Expected return on plan assets	(4,525)	(4,525)	(9,050)	(9,050)
Amortization of net actuarial pension loss	3,000	3,000	6,000	6,000
Pension benefit expense	$2,650	$2,650	$5,300	$5,300

During the three and six months ended June 30, 2018, there were required contributions to our U.S. defined benefit pension plan, or “the Plan”, amounting to $1.4 million. During the three and six months ended July 1, 2017, there were no required contributions to the Plan. We did not make any voluntary contributions during any of the periods described above. During fiscal year 2018, we expect to make additional cash contributions to the Plan of approximately $2.8 million.

In accordance with our adoption of ASU 2017-07, pension benefit expenses are recorded in other (income) expense and totaled $2.7 million and $5.3 million for the three and six months ended June 30, 2018 and July 1, 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation.

Note 25. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$3,000	$8,731
Property and equipment purchased for debt	5,246	91
Customer accounts receivable converted to notes receivable	110	229

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$38,823	$—
Borrowings on long-term debt	141,307	94
Payments of long-term debt	(10,237)	(384,220)
Payments of debt issuance and extinguishment costs, including underwriting fees	(72)	(1,144)
Change in long-term debt	$169,821	$(385,270)

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$2,945	$—
Costs associated with initial public offering formerly capitalized in prepaid expenses	—	5,857
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	427	—
Accounts payable converted to installment notes	9,138	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$24,038	$11,668
Cash interest paid	32,304	35,399

Note 26. Subsequent Events

We have evaluated subsequent events from the balance sheet date through August 7, 2018, and determined that there are no other items to disclose.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, or “should”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our annual report on Form 10-K and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•compliance costs with respect to legislative and regulatory proposals to restrict emission of greenhouse gases;

•	lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials;
•product liability claims, product recalls, or warranty claims;
•inability to protect our intellectual property;
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with the material weaknesses that have been identified;
•the extent of Onex’ control of us; and

•	other risks and uncertainties, including those listed under Item 1A- Risk Factors in our 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained herein. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this 10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement in this 10-Q speaks only as of the date of this 10-Q or as of the date such statement was made. We do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context requires otherwise, references in this 10-Q to “we”, “us”, “our”, “the Company”, or “JELD-WEN” mean JELD-WEN Holding, Inc., together with our consolidated subsidiaries where the context requires, including our wholly owned subsidiary JWI.

This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors and included elsewhere in this 10-Q.

This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:

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

Overview and Background

We are one of the world’s largest door and window manufacturers, and we hold a leading position by net revenues in the majority of the countries and markets we serve. We design, produce and distribute an extensive range of interior and exterior doors, wood, vinyl, and aluminum windows, and related products for use in the new construction, R&R of residential homes and, to a lesser extent, non-residential buildings.

We operate manufacturing facilities in 20 countries, located primarily in North America, Europe and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.

In October 2011, Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity.

In February 2017, we closed on the IPO of 28.75 million shares of our common stock at a public offering price of $23.00, resulting in net proceeds of $472.4 million after deducting underwriters’ discounts and commissions and other offering expenses. We used a portion of the net proceeds from the offering to repay $375.0 million of indebtedness outstanding under our Term Loan Facility, and used the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

In May 2017, we completed a secondary public offering of 16.1 million shares of our common stock, substantially all of which were owned by Onex. In November 2017, we completed a secondary public offering of 14.4 million shares of our common stock, substantially all of which were owned by Onex.
As of June 30, 2018, Onex owned approximately 31.3% of our outstanding shares of common stock.
Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 13 - Segment Information of our financial statements included elsewhere in this 10-Q.
Acquisitions

In April 2018, we acquired the assets of D&K, a long-standing supplier of cavity sliders to our Corinthian Doors business. D&K is now part of our Australasia segment.

In March 2018, we acquired the remaining issued and outstanding shares and membership interests of ABS, headquartered in Sacramento, California. ABS is a premier supplier of value-added services for the millwork industry. ABS is now part of our North America segment.

In February 2018, we acquired A&L, a leading Australian manufacturer of residential aluminum windows and patio doors. A&L has a network of manufacturing facilities across the eastern seaboard of Australia, which we expect will deliver synergies through operational savings from the implementation of JEM and by leveraging the benefits of our combined supply chain. A&L is now part of our Australasia segment.

In February 2018, we acquired Domoferm, headquartered in Gänserndorf, Austria. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets with four manufacturing sites in Austria, Germany, and the Czech Republic. Domoferm is now part of our Europe segment.

We paid an aggregate of approximately $168.0 million in cash (net of cash acquired) for the 2018 acquisitions of Domoferm, A&L, ABS and D&K. In addition, we assumed debt of the acquired entities of approximately $65.2 million.

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
Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We reclassified certain immaterial amounts in our statement of operations for the three and six months ended July 1, 2017. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this 10-Q.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended July 1, 2017

	Three Months Ended
	June 30, 2018		July 1, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,172,497	100.0%	$948,788	100.0%
Cost of sales	923,690	78.8%	717,493	75.6%
Gross margin	248,807	21.2%	231,295	24.4%
Selling, general and administrative	175,196	14.9%	143,918	15.2%
Impairment and restructuring charges	2,513	0.2%	554	0.1%
Operating income	71,098	6.1%	86,823	9.2%
Interest expense, net	17,830	1.5%	17,547	1.8%
Other (income) expense	(5,373)	(0.5)%	5,868	0.6%
Income before taxes, equity earnings and discontinued operations	58,641	5.0%	63,408	6.7%
Income tax expense	23,189	2.0%	17,703	1.9%
Income from continuing operations, net of tax	35,452	3.0%	45,705	4.8%
Equity earnings of non-consolidated entities	—	—%	1,073	0.1%
Net income	$35,452	3.0%	$46,778	4.9%

Consolidated Results

Net Revenues – Net revenues increased $223.7 million, or 23.6%, to $1,172.5 million in the three months ended June 30, 2018 from $948.8 million in the three months ended July 1, 2017. The increase related primarily to recent acquisitions (19%), an increase in core net revenues (3%), and a favorable foreign exchange impact (2%). Core net revenues for the quarter increased in all three reporting segments.

Gross Margin – Gross margin increased $17.5 million, or 7.6%, to $248.8 million in the three months ended June 30, 2018 from $231.3 million in the three months ended July 1, 2017. Gross margin as a percentage of net revenues was 21.2% in the three months ended June 30, 2018 and 24.4% in the three months ended July 1, 2017. The increase in gross margin was due to favorable pricing and the contribution from our recent acquisitions, partially offset by material and freight inflation. The decrease in gross margin percentage was due to the dilutive impact from recent acquisitions, material and freight inflation and operational investments to support core growth, partially offset by pricing.

SG&A Expense – SG&A expense increased $31.3 million, or 21.7%, to $175.2 million for the three months ended June 30, 2018 from $143.9 million in the three months ended July 1, 2017. SG&A expense as a percentage of net revenues decreased to 14.9% for the three months ended June 30, 2018 from 15.2% for the three months ended July 1, 2017. The increase in SG&A expense was primarily due to SG&A associated with our recent acquisitions, professional fees and unfavorable foreign exchange impact, and costs associated with our recent acquisitions.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $2.0 million, or 353.6%, to $2.5 million in the three months ended June 30, 2018 from $0.6 million in the three months ended July 1, 2017. The 2018 charges considted primarily of plant consolidations in our Australia segment. The 2017 charges reflect primarily ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net increased $0.3 million, or 1.6%, to $17.8 million in the three months ended June 30, 2018 from $17.5 million in the three months ended July 1, 2017. The increase was primarily due to a higher debt level associated with our increased working capital in 2018 compared to the same period in 2017.

Other (Income) Expense – Other (income) expense increased $11.2 million, to $5.4 million in income in the three months ended June 30, 2018 from $5.9 million in expense in the three months ended July 1, 2017. Income in the three months ended June 30, 2018 consisted primarily of foreign currency hedging income of $7.6 million, partially offset by pension expense of $3.1 million. Expense in the three months ended July 1, 2017 primarily consisted of foreign currency losses of $3.1 million and pension expense of $2.8 million.

Income Taxes – Income tax expense in the three months ended June 30, 2018 was $23.2 million, compared to $17.7 million in the three months ended July 1, 2017. The effective tax rate in the three months ended June 30, 2018 was 39.5% compared to 27.9% in the three months ended July 1, 2017. The effective tax rate for the three months ended June 30, 2018 includes the impact of the new tax on GILTI. We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended July 1, 2017

	Six Months Ended
	June 30, 2018		July 1, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,118,676	100.0%	$1,796,641	100.0%
Cost of sales	1,664,016	78.5%	1,383,659	77.0%
Gross margin	454,660	21.5%	412,982	23.0%
Selling, general and administrative	339,910	16.0%	283,582	15.8%
Impairment and restructuring charges	5,487	0.3%	1,756	0.1%
Operating income	109,263	5.2%	127,644	7.1%
Interest expense, net	33,491	1.6%	44,439	2.5%
Other (income) expense	(18,377)	(0.9)%	11,598	0.6%
Income before taxes, equity earnings and discontinued operations	94,149	4.4%	71,607	4.0%
Income tax expense	19,164	0.9%	19,955	1.1%
Income from continuing operations, net of tax	74,985	3.5%	51,652	2.9%
Equity earnings of non-consolidated entities	738	—%	1,554	0.1%
Net income	$75,723	3.6%	$53,206	3.0%

Consolidated Results

Net Revenues – Net revenues increased $322.0 million, or 17.9%, to $2,118.7 million in the six months ended June 30, 2018 from $1,796.6 million in the six months ended July 1, 2017. The increase related primarily to recent acquisitions (13%), a favorable foreign exchange impact (3%), and an increase in core revenues (1%).

Gross Margin – Gross margin increased $41.7 million, or 10.1%, to $454.7 million in the six months ended June 30, 2018 from $413.0 million in the six months ended July 1, 2017. Gross margin as a percentage of net revenues was 21.5% in the six months ended June 30, 2018 and 23.0% in the six months ended July 1, 2017. The increase in gross margin was due to favorable pricing, and the contribution from our recent acquisitions, partially offset by price inflation. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, material and freight inflation, and operational investments to support core growth, partially offset by price.

SG&A Expense – SG&A expense increased $56.3 million, or 19.9%, to $339.9 million in the six months ended June 30, 2018 from $283.6 million in the six months ended July 1, 2017. SG&A expense as a percentage of net revenues was 16.0% for the six months ended June 30, 2018 and 15.8% for the six months ended July 1, 2017. The increase in SG&A expense was primarily due to SG&A associated with our recent acquisitions, increased professional fees, and increased wages and benefits costs.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $3.7 million, or 212.5%, to $5.5 million in the six months ended June 30, 2018 from $1.8 million in the six months ended July 1, 2017. The 2018 charges consisted primarily of plant consolidations in our North America and Australasia segments. The 2017 charges consisted primarily of ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net, decreased $10.9 million, or 24.6%, to $33.5 million in the six months ended June 30, 2018 from $44.4 million in the six months ended July 1, 2017. The decrease was primarily due to additional interest expense incurred in the prior year resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO and higher pre-IPO debt levels.

Other (Income) Expense – Other (income) expense increased $30.0 million, to income of $18.4 million in the six months ended June 30, 2018 from expense of $11.6 million in the six months ended July 1, 2017. The income in the six months ended June 30, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment and foreign currency income of $2.6 million, partially offset by pension expense of $6.2 million. Expense in the six months ended July 1, 2017 primarily consisted of foreign currency losses of $8.7 million and pension expense of $5.6 million partially offset by a beneficial contract settlement of $2.2 million.

Income Taxes – Income tax expense in the six months ended June 30, 2018 was $19.2 million, compared to $20.0 million in the six months ended July 1, 2017. The effective tax rate in the six months ended June 30, 2018 was 20.4% compared to an effective tax rate of 27.9% in the six months ended July 1, 2017. The current year tax expense of $19.2 million was due primarily to write-off of the outside basis difference of our equity method investment upon acquisition of the remaining shares. The effective tax rate for the six months ended June 30, 2018 includes the impact of the new GILTI tax. As discussed above, we are evaluating the accounting policy election relating to GILTI; any future adjustments to our provisional estimates will be reflected on a current basis when determined.

Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings (loss) of non-consolidated entities; income tax; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring, and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 13 - Segment Information to our financial statements included in this 10-Q.

We reclassified certain immaterial amounts for the three and six months ended July 1, 2017 impacting “Net revenues from external customers - North America” line below to conform to our current year’s presentation. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this 10-Q.
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended July 1, 2017

	Three Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017
Net revenues from external customers			% Variance
North America	$673,221	$551,737	22.0%
Europe	318,696	258,889	23.1%
Australasia	180,580	138,162	30.7%
Total Consolidated	$1,172,497	$948,788	23.6%
Percentage of total consolidated net revenues
North America	57.4%	58.1%
Europe	27.2%	27.3%
Australasia	15.4%	14.6%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$79,642	$79,830	(0.2)%
Europe	37,933	37,065	2.3%
Australasia	24,195	17,335	39.6%
Corporate and Unallocated costs	(6,809)	(8,903)	(23.5)%
Total Consolidated	$134,961	$125,327	7.7%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.8%	14.5%
Europe	11.9%	14.3%
Australasia	13.4%	12.5%
Total Consolidated	11.5%	13.2%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information.

North America
Net revenues in North America increased $121.5 million, or 22.0%, to $673.2 million in the three months ended June 30, 2018 from $551.7 million in the three months ended July 1, 2017. The increase related primarily to a 19% increase from the acquisitions of MMI Door and ABS and core growth of 3%.

Adjusted EBITDA in North America decreased $0.2 million, or 0.2%, to $79.6 million in the three months ended June 30, 2018 from $79.8 million in the three months ended July 1, 2017. The decrease resulted primarily from materials and freight inflation as well as operational investments to support core growth.

Europe
Net revenues in Europe increased $59.8 million, or 23.1%, to $318.7 million in the three months ended June 30, 2018 from $258.9 million in the three months ended July 1, 2017. The increase was driven primarily by the acquisitions of Domoferm and Mattiovi (15%), the impact of favorable foreign exchange (6%), and an increase in core net revenues of 2% due to pricing.

Adjusted EBITDA in Europe increased $0.9 million, or 2.3%, to $37.9 million in the three months ended June 30, 2018 from $37.1 million in the three months ended July 1, 2017. The increase was primarily due to recent acquisitions, partially offset by material inflation and unfavorable product mix.

Australasia
Net revenues in Australasia increased $42.4 million, or 30.7%, to $180.6 million in the three months ended June 30, 2018 from $138.2 million in the three months ended July 1, 2017. The increase stemmed primarily from acquisitions of Kolder and A&L (27%), core net revenues growth (3%), and a favorable foreign exchange impact (1%).

Adjusted EBITDA in Australasia increased $6.9 million, or 39.6%, to $24.2 million in the three months ended June 30, 2018 from $17.3 million in the three months ended July 1, 2017. The increase was primarily due to the acquisitions of Kolder and A&L and profitable core growth.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended July 1, 2017

	Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017
Net revenues from external customers			% Variance
North America	$1,171,162	$1,035,900	13.1%
Europe	620,383	501,211	23.8%
Australasia	327,131	259,530	26.0%
Total Consolidated	$2,118,676	$1,796,641	17.9%
Percentage of total consolidated net revenues
North America	55.3%	57.7%
Europe	29.3%	27.9%
Australasia	15.4%	14.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$126,677	$130,008	(2.6)%
Europe	71,740	64,270	11.6%
Australasia	40,937	30,584	33.9%
Corporate and Unallocated costs	(16,561)	(18,573)	(10.8)%
Total Consolidated	$222,793	$206,289	8.0%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.8%	12.6%
Europe	11.6%	12.8%
Australasia	12.5%	11.8%
Total Consolidated	10.5%	11.5%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information.

North America
Net revenues in North America increased $135.3 million, or 13.1%, to $1,171.2 million in the six months ended June 30, 2018 from $1,035.9 million in the six months ended July 1, 2017. The increase was primarily due to a 12% increase from the acquisitions of MMI Door and ABS, core revenue growth of 1% comprised of favorable pricing of 2% offset by a decrease in volume/mix of 1%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida and reduced volume in our windows business.

Adjusted EBITDA in North America decreased $3.3 million, or 2.6%, to $126.7 million in the six months ended June 30, 2018 from $130.0 million in the six months ended July 1, 2017. The decrease was primarily due to a lag in pricing to offset inflation in material and freight, lower core volumes, and the impact of the MMI Door and ABS acquisitions.

Europe
Net revenues in Europe increased $119.2 million, or 23.8%, to $620.4 million in the six months ended June 30, 2018 from $501.2 million in the six months ended July 1, 2017. The increase was driven primarily by the acquisitions of Mattiovi and Domoferm (12%), core revenue growth (2%), and a favorable foreign exchange impact (10%).

Adjusted EBITDA in Europe increased $7.5 million, or 11.6%, to $71.7 million in the six months ended June 30, 2018 from $64.3 million in the six months ended July 1, 2017. The increase was primarily due to favorable pricing, and our recent acquisitions of Mattiovi and Domoferm, partially offset by inflation and unfavorable product mix.

Australasia
Net revenues in Australasia increased $67.6 million, or 26.0%, to $327.1 million in the six months ended June 30, 2018 from $259.5 million in the six months ended July 1, 2017. The increase stemmed from the acquisitions of Kolder and A&L (20%), core revenue growth of 4% consisting of an increase in volume/mix of 3% and favorable pricing of 1%, and an increase of 2% due to favorable foreign exchange rates.

Adjusted EBITDA in Australasia increased $10.4 million, or 33.9%, to $40.9 million in the six months ended June 30, 2018 from $30.6 million in the three months ended July 1, 2017. The increase was primarily due to the acquisitions of Kolder and A&L and pricing initiatives, partially offset by material inflation.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and Senior Notes. Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into our reporting currency. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and working capital decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for some raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.

As of June 30, 2018, we had total liquidity (a non-GAAP measure) of $330.4 million, which included $137.6 million in cash, $124.3 million available for borrowing under the ABL Facility, AUD $15.0 million ($11.1 million) available for borrowing under the Australia Senior Secured Credit Facility, €38.7 million ($45.0 million) available for borrowing under the Euro Revolving Facility, $11.2 million available for borrowing under the recently acquired revolving credit facility and €1.0 million ($1.2 million) under various other overdraft facilities acquired. This compares to total liquidity of $512.2 million as of December 31, 2017 and total liquidity of $527.9 million as of July 1, 2017. The decrease in total liquidity at June 30, 2018 was primarily due to cash paid for acquisitions, cash used to repurchase our shares, and cash used by operations.

As of June 30, 2018, our cash balances, including $0.4 million of restricted cash, consisted of $11.3 million in the U.S. and $126.8 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if our revolving credit facilities were fully drawn) would have increased or decreased our interest expense by $4.6 million for the six months ended June 30, 2018.
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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 30, 2018	July 1, 2017
Cash (used in) provided by:
Operating activities	$(8,309)	$66,383
Investing activities	(223,502)	(38,757)
Financing activities	116,237	90,609
Effect of changes in exchange rates on cash and cash equivalents	(2,600)	6,962
Net change in cash and cash equivalents	$(118,174)	$125,197

Cash Flow from Operations

Net cash used in operating activities increased $74.7 million to $8.3 million in the six months ended June 30, 2018 from $66.4 million in net cash provided by operating activities in the six months ended July 1, 2017. The increase in cash used in operating activities resulted primarily from increased accounts receivable due to increased sales volume, seasonal increases in inventory, and the impact of our recent acquisitions.

Cash Flow from Investing Activities

Net cash used in investing activities increased $184.7 million to $223.5 million in the six months ended June 30, 2018 from $38.8 million in the six months ended July 1, 2017. The increase was primarily due to cash used for acquisitions during the year, as well as an increase in capital expenditures compared to the prior period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $116.2 million in the six months ended June 30, 2018 and was comprised primarily of increased borrowings of $169.8 million, offset by repurchases of our common stock of $47.0 million and payments to tax authorities for employee share-based compensation of $6.8 million.

Net cash provided by financing activities in the six months ended July 1, 2017 was $90.6 million and comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to partially repay outstanding debt.
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

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of June 30, 2018 was $372.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 - Description of Company and Summary of Significant Accounting Policies to the consolidated financial statements presented in our 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 10-K. Our significant and critical accounting policies have not changed significantly since 10-K was filed.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risks, including the effects of adverse fluctuations in foreign currency exchange rates, adverse changes in interest rates, and adverse movements in commodity prices for products we use in our manufacturing. To reduce our exposure to these risks, we maintain risk management controls and policies to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. Our market risks have not changed significantly from those disclosed in the 10-K.
Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management on a timely basis to allow decisions regarding required disclosures to be made.

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2018.

Remediation Plan for Material Weaknesses

The Company addressed the material weaknesses related to income taxes described in the Company’s 2017 Annual Report on 10-K. As noted therein, the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses.

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

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and that JWI breached the supply agreement between the parties. The verdict awards Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We have asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. The parties have prepared post-hearing briefs on the matter, and the U.S. District Court heard oral arguments on August 2, 2018.

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

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia issued a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. Our other claims remain pending in Bexar County, Texas.

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the second quarter of 2018 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
April 1, 2018 - April 28, 2018	—	$—	—	$250,000
April 29, 2018 - May 26, 2018	1,054,570	$28.55	1,054,570	$219,892
May 27, 2018 - June 30, 2018	589,347	$28.65	589,347	$203,009

1 In April 2018, our Board of Directors authorized a $250 million share repurchase program that extends through December 31, 2019.
2 Average price paid per share includes costs associated with the repurchases.
Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+*	Executive Employment Agreement between JELD-WEN Holding, Inc. and Gary S. Michel, effective June 18, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: August 7, 2018