Form 10-Q
period 2018-09-29
JELD-WEN Holding, Inc.
filed 2018-11-07
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or
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
____________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 103,163,856 shares of Common Stock, par value $0.01 per share, issued and outstanding as of November 2, 2018.

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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$1,136,949	$991,325	$3,255,625	$2,787,966
Cost of sales	895,160	763,431	2,559,176	2,147,090
Gross margin	241,789	227,894	696,449	640,876
Selling, general and administrative	230,285	139,186	570,195	422,768
Impairment and restructuring charges	3,891	2,262	9,378	4,018
Operating income	7,613	86,446	116,876	214,090
Interest expense, net	18,341	17,200	51,832	61,639
Gain on previously held shares of an equity investment	—	—	(20,767)	—
Other (income) expense	(8,007)	6,004	(5,617)	17,602
(Loss) income before taxes, equity earnings	(2,721)	63,242	91,428	134,849
Income tax (benefit) expense	(31,606)	13,042	(12,442)	32,997
Income from continuing operations, net of tax	28,885	50,200	103,870	101,852
Equity earnings of non-consolidated entities	—	1,075	738	2,629
Net income	$28,885	$51,275	$104,608	$104,481
Less net income (loss) attributable to non-controlling interest	6	—	(47)	—
Convertible preferred stock dividends	—	—	—	10,462
Net income attributable to common shareholders	$28,879	$51,275	$104,655	$94,019

Weighted average common shares outstanding
Basic	104,169,833	105,064,299	105,309,185	94,718,021
Diluted	105,937,429	108,962,240	107,477,049	98,807,146
Income per share from continuing operations
Basic	$0.28	$0.49	$0.99	$0.99
Diluted	$0.27	$0.47	$0.97	$0.95
Net income per share
Basic	$0.28	$0.49	$0.99	$0.99
Diluted	$0.27	$0.47	$0.97	$0.95

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$28,885	$51,275	$104,608	$104,481
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	(10,259)	25,549	(46,880)	81,180
Interest rate hedge adjustments, net of tax (benefit) expense of ($52), $567, ($402) and $1,453, respectively	574	1,837	1,966	3,942
Defined benefit pension plans, net of tax expense of $822, $644, $2,841and $2,424, respectively	1,503	2,252	5,484	6,281
Total other comprehensive (loss) income, net of tax	(8,182)	29,638	(39,430)	91,403
Comprehensive income	$20,703	$80,913	$65,178	$195,884

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 29, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$151,436	$220,175
Restricted cash	440	36,059
Accounts receivable, net	598,398	453,251
Inventories	519,582	405,353
Other current assets	51,371	30,403
Total current assets	1,321,227	1,145,241
Property and equipment, net	806,327	756,711
Deferred tax assets	219,669	183,726
Goodwill	595,323	549,063
Intangible assets, net	226,537	166,313
Other assets	33,653	61,886
Total assets	$3,202,736	$2,862,940
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$277,756	$259,934
Accrued payroll and benefits	137,402	122,212
Accrued expenses and other current liabilities	276,278	186,605
Notes payable and current maturities of long-term debt	64,525	8,770
Total current liabilities	755,961	577,521
Long-term debt	1,467,841	1,264,933
Unfunded pension liability	113,190	116,586
Deferred credits and other liabilities	74,032	102,614
Deferred tax liabilities	13,969	9,249
Total liabilities	2,424,993	2,070,903
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 103,420,959 shares outstanding as of September 29, 2018; 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017	1,034	1,060
Additional paid-in capital	656,951	652,666
Retained earnings	254,752	233,658
Accumulated other comprehensive loss	(134,777)	(95,347)
Total shareholders’ equity attributable to common shareholders	777,960	792,037
Non-controlling interest	(217)	—
Total shareholders’ equity	777,743	792,037
Total liabilities and shareholders’ equity	$3,202,736	$2,862,940

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	September 29, 2018		September 30, 2017
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	105,990,483	$1,060	17,894,393	$178
Shares issued for exercise/vesting of share-based compensation awards	761,568	8	729,540	8
Shares repurchased	(3,080,594)	(31)	—	—
Shares issued upon conversion of Class B-1 Common Stock	—	—	309,404	3
Shares issued upon conversion of convertible preferred stock to Common Stock	—	—	64,211,172	642
Shares surrendered for tax obligations for employee share-based transactions	(250,498)	(3)	(222,488)	(2)
Shares issued in initial public offering	—	—	22,272,727	223
Balance at period end	103,420,959	1,034	105,194,748	1,052
Class B-1 Common Stock
Balance as of January 1	—	—	177,221	2
Class B-1 Common Stock converted to common	—	—	(177,221)	(2)
Balance at period end	—	—	—	—
Balance at period end		$1,034		$1,052
Additional paid-in capital
Balance as of January 1		$653,327		$37,205
Shares issued for exercise/vesting of share-based compensation awards		189		1,018
Shares surrendered for tax obligations for employee share-based transactions		(7,940)		(7,237)
Conversion of convertible preferred stock		—		150,901
Initial public offering proceeds, net of underwriting fees and commissions		—		480,306
Costs associated with initial public offering		—		(7,923)
Amortization of share-based compensation		12,017		14,237
Balance at period end		657,593		668,507
Employee stock notes
Balance as of January 1		(661)		(843)
Net issuances, payments and accrued interest on notes		19		5
Balance at period end		(642)		(838)
Balance at period end		$656,951		$667,669
Retained earnings
Balance as of January 1		$233,658		$222,232
Share repurchased		(83,561)		—
Adoption of new accounting standard ASU 2016-09		—		635
Net income		104,655		104,481
Balance at period end		$254,752		$327,348

(continued on next page)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, continued)

	September 29, 2018		September 30, 2017
Accumulated other comprehensive (loss) income	Shares	Amount	Shares	Amount
Foreign currency adjustments
Balance as of January 1		$21,985		$(65,949)
Change during period		(46,880)		81,180
Balance at period end		(24,895)		15,231
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(8,810)		(13,296)
Change during period		1,966		3,942
Balance at period end		(6,844)		(9,354)
Net actuarial pension (loss) gain
Balance as of January 1		(108,522)		(117,937)
Change during period		5,484		6,281
Balance at period end		(103,038)		(111,656)
Balance at period end		$(134,777)		$(105,779)
Non-controlling interest
Balance as of January 1		$—		$—
Acquisition of non-controlling interest		(184)		—
Net loss		(47)		—
Foreign currency translation		14		—
Balance at period end		$(217)		$—

Total shareholders’ equity at period end		$777,743		$890,290

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$104,608	$104,481
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	90,279	80,603
Deferred income taxes	(40,979)	13,171
Loss on sale of business units, property and equipment	476	240
Adjustment to carrying value of assets	1,018	216
Equity earnings in non-consolidated entities	(738)	(2,629)
Amortization of deferred financing costs	1,566	8,437
Non-cash gain on previously held shares of an equity investment	(20,767)	—
Stock-based compensation	12,374	15,840
Contributions to U.S. pension plan	(2,750)	—
Amortization of U.S. pension expense	8,325	9,000
Other items, net	2,395	(11,371)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(100,576)	(75,424)
Inventories	(31,577)	(26,387)
Other assets	(16,288)	(2,479)
Accounts payable and accrued expenses	89,659	59,480
Change in long term tax liabilities	(9,056)	1,170
Net cash provided by operating activities	87,969	174,348
INVESTING ACTIVITIES
Purchases of property and equipment	(68,701)	(29,810)
Proceeds from sale of business units, property and equipment	1,580	688
Purchase of intangible assets	(11,419)	(2,579)
Purchases of businesses, net of cash acquired	(167,136)	(123,733)
Cash received for notes receivable	325	1,967
Net cash used in investing activities	(245,351)	(153,467)
FINANCING ACTIVITIES
Change in long-term debt	151,102	(386,098)
Payments of notes payable	—	(155)
Employee note repayments	39	26
Contingent consideration for acquisitions	(3,701)	—
Common stock issued for exercise of options	197	1,026
Common stock repurchased	(82,843)	—
Payments to tax authority for employee share-based compensation	(8,133)	(7,239)
Proceeds from the sale of common stock, net of underwriting fees and commissions	—	480,306
Payments associated with initial public offering	—	(2,066)
Net cash provided by financing activities	56,661	85,800
Effect of foreign currency exchange rates on cash	(3,637)	10,319
Net (decrease) increase in cash and cash equivalents	(104,358)	117,000
Cash, cash equivalents and restricted cash, beginning	256,234	103,452
Cash, cash equivalents and restricted cash, ending	$151,876	$220,452
For further information see Footnote 25 - Supplemental Cash Flow.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Summary of Significant Accounting Policies

Nature of Business – JELD-WEN Holding, Inc., along with its subsidiaries, is a vertically integrated global manufacturer and distributor of windows and doors that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JELD-WEN,” “we,” “us,” “our,” or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.

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
Basis of Presentation – The statement of operations for the three and nine months ended September 30, 2017 has been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 36 - Revision of Prior Period Financial Statements in our Form 10-K for the year ended December 31, 2017. The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected. We do not believe the errors corrected were material to our previously issued financial statements. The errors are summarized in the “Revision” column in the table below.
As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, we reclassified certain amounts in our statement of operations for the three and nine months ended September 30, 2017 as noted below. See “Recently Adopted Accounting Standards” below for additional information.
In addition, to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations for the three and nine months ended September 30, 2017. The reclassification was not material to our previously issued financial statements and is summarized in the “Reclassification” column in the table below.

	Three Months Ended
	September 30, 2017
(amounts in thousands, except per share data)	As Reported	Revision	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$991,408	$—	$—	$(83)	$991,325
Cost of sales	763,196	621	—	(386)	763,431
Gross margin	228,212	(621)	—	303	227,894
Selling, general and administrative	142,615	(621)	(2,808)	—	139,186
Operating income	83,335	—	2,808	303	86,446
Other expense	2,893	—	2,808	303	6,004

	Nine Months Ended
	September 30, 2017
(amounts in thousands, except per share data)	As Reported	Revision	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$2,787,931	$—	$—	$35	$2,787,966
Cost of sales	2,145,425	2,549	—	(884)	2,147,090
Gross margin	642,506	(2,549)	—	919	640,876
Selling, general and administrative	433,743	(2,549)	(8,426)	—	422,768
Operating income	204,745	—	8,426	919	214,090
Other expense	8,257	—	8,426	919	17,602

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
Ownership – On October 3, 2011, Onex invested $700.0 million in return for shares of our Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for additional shares of our Series A Convertible Preferred Stock to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold 6,477,273 shares of our Common Stock. In May 2017 and November 2017, Onex sold a total of 15,693,139 and 14,211,736 shares of our Common Stock, respectively, in secondary offerings. We did not receive any proceeds from the shares of Common Stock sold by Onex, in any offering. As of September 29, 2018, Onex owned approximately 31.7% of the outstanding shares of our Common Stock.
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

Share Repurchases – In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock. Share repurchases are recorded on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. We have repurchased 3,080,594 shares for total consideration of $83.6 million through September 29, 2018.

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
Recently Adopted Accounting Standards – In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118 on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements as of September 29, 2018 and December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. We adopted this ASU using the retrospective transition method in the first quarter of 2018 and applied the practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We report the service cost component of the net periodic pension and post-retirement costs in the same line item in the statement of operations as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. plans. The other components of net periodic pension and post-retirement costs are presented in other income in the unaudited consolidated statements of operations. We adjusted the unaudited consolidated statements of operations in all comparative periods presented as noted in “Basis of Presentation,” above.

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

	September 30, 2017
(amounts in thousands)	As Reported	Retrospective Application	As Revised
Cash, cash equivalents and restricted cash, beginning	$102,701	$751	$103,452
Cash, cash equivalents and restricted cash, ending	219,457	995	220,452
Effect of foreign currency exchange rates on cash	10,296	23	10,319
Net change in other assets	(2,700)	221	(2,479)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) as modified by subsequently issued ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU Nos. 2015-14, 2016-10, 2016-12 and 2016-20 (collectively ASU No. 2014-09). ASU No. 2014-09 superseded existing revenue recognition standards with a single model unless those contracts were within the scope of other standards. ASC 606 is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.
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

Recent Accounting Standards Not Yet Adopted – In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our disclosures.
In June 2018, the FASB issued ASU No. 2018-07 - Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the potential impact on our consolidated financial statements and disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The accounting standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently identifying our leases as that term is defined in the standard, extracting data from the leases into our technology solution, and are assessing the impact of the standard on our financial statements. We will adopt the practical expedients outlined in ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, and the additional transition method outlined in ASU 2018-11, Leases (Topic 842) Targeted Improvements. Under this new transition method, we will apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will continue evaluating the practical expedients as they are issued. However, the adoption of this standard will result in the recognition of a lease liability and related right-of-use asset and will materially impact our balance sheet.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 29, 2018 that are of significance or potential significance to us.

Note 2. Acquisitions

For the nine months ended September 29, 2018, we completed the following acquisitions:

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

The preliminary fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$393	$59,107
Inventories	97,305	(1,732)	95,573
Other current assets	14,910	(2,438)	12,472
Property and equipment	53,128	2,160	55,288
Identifiable intangible assets	70,057	19	70,076
Goodwill	64,950	(1,169)	63,781
Other assets	7,283	69	7,352
Total assets	$366,347	$(2,698)	$363,649
Accounts payable	29,512	(2,549)	26,963
Current maturities of long-term debt	17,278	933	18,211
Other current liabilities	27,595	1,120	28,715
Long-term debt	47,369	(198)	47,171
Other liabilities	17,735	(138)	17,597
Non-controlling interest	(184)	—	(184)
Total liabilities	$139,305	$(832)	$138,473
Purchase price:
Cash consideration, net of cash acquired	$169,002	$(1,866)	$167,136
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(1,866)	$225,176

Preliminary goodwill of $63.8 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include tradenames, software, patents and customer relationships and will be amortized over a preliminary estimated weighted average amortization period of 19 years. Acquisition-related costs of $1.6 million and $5.3 million were expensed as incurred and are included in SG&A expense in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 29, 2018. The contingent consideration relating to the A&L acquisition was based on underlying business performance through June 2018 and was paid in the third quarter of 2018 in the amount of $3.7 million. The gain on previously held shares relates to the remeasurement of our existing 50% ownership interest to fair value for one of the recent acquisitions. Since their dates of acquisition, the cumulative net revenues and net income of our 2018 acquisitions were $358.2 million and $2.0 million, respectively.

We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.

During the second and third quarters of 2017, we completed three acquisitions for total consideration of approximately $131.7 million, net of cash acquired. The excess purchase price over the preliminary fair value of net assets acquired of $25.1 million and $46.7 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents operational efficiencies and sales synergies, and $14.2 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 18 years. There were $0.9 million of acquisition-related costs included in SG&A expense in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2017. In 2017, the measurement period adjustment reduced the preliminary allocation of goodwill by $23.6 million and increased the preliminary allocation of property and equipment, intangible assets, and cash consideration, net of cash acquired by $16.7 million, $16.3 million and $7.7 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2018, the measurement period adjustment increased the preliminary allocation of goodwill by $0.9 million with the offset primarily to working capital accounts. As of September 29, 2018, the purchase price allocation was considered complete for each of the three 2017 acquisitions.

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

At September 29, 2018 and December 31, 2017, we had an allowance for doubtful accounts of $5.7 million and $4.4 million, respectively.

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	September 29, 2018	December 31, 2017
Raw materials	$316,706	$283,772
Work in process	43,503	35,734
Finished goods	159,373	85,847
Total inventories	$519,582	$405,353
The increase in finished goods was due primarily to our recent acquisitions. For further information, see Note 2 - Acquisitions.

Note 5. Property and Equipment, Net

(amounts in thousands)	September 29, 2018	December 31, 2017
Property and equipment	$1,940,332	$1,863,624
Accumulated depreciation	(1,134,005)	(1,106,913)
Total property and equipment, net	$806,327	$756,711

We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $0.3 million and $0.9 million in the three and nine months ended September 29, 2018, respectively. We recorded impairment charges of $0.2 million during the three and nine months ended September 30, 2017.

In November of 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that is accounted for under the build-to-suit guidance contained in ASC 840, Leases. The lease commenced upon completion of construction in February 2018. Since we were involved in the construction of structural improvements prior to the commencement of the lease and took some level of construction risk, we were considered the accounting owner of the assets and land during the construction period. Further, since certain terms of the lease do not meet normal sale-leaseback criteria, we are considered the accounting owner after the construction period as well. During the first quarter of 2018, we recorded $20.0 million of build-to-suit assets included in property and equipment, net, and set up a corresponding financial obligation of $20.4 million included in long-term debt in the accompanying unaudited consolidated balance sheet. In the second quarter of 2018, we received a tenant improvement allowance, increasing long-term debt by $4.2 million. The build-to-suit asset is being depreciated over its estimated useful life and lease payments are being applied as debt service against the liability.

Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of sales	$20,658	$20,191	$61,655	$58,162
Selling, general and administrative	2,408	1,788	6,898	5,722
Total depreciation expense	$23,066	$21,979	$68,553	$63,884

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$201,560	$268,162	$79,341	$549,063
Acquisitions - preliminary allocation	17,645	30,167	17,138	64,950
Acquisition remeasurements	918	(1,174)	24	(232)
Currency translation	(208)	(11,347)	(6,903)	(18,458)
Balance at period end	$219,915	$285,808	$89,600	$595,323

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

(amounts in thousands)	September 29, 2018	December 31, 2017
Customer relationships and agreements	$110,704	$105,485
Patents, licenses and rights	78,466	47,385
Trademarks and trade names	53,547	38,600
Software	55,212	35,191
Total amortizable intangibles	$297,929	$226,661
Accumulated amortization	(71,392)	(60,348)
Total intangibles, net	$226,537	$166,313

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Amortization expense	$5,120	$4,007	$14,987	$10,924

Note 8. Other Assets

(amounts in thousands)	September 29, 2018	December 31, 2017
Customer displays	$15,671	$12,702
Deposits	5,419	3,640
Long-term notes receivable	4,866	4,984
Overfunded pension benefit obligation	2,011	1,903
Other prepaid expenses	1,760	1,869
Other long-term accounts receivable	1,684	1,556
Debt issuance costs on unused portion of revolver facility	1,051	2,045
Long-term taxes receivable	800	—
Investments	391	33,187
Total other assets	$33,653	$61,886

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

Prior period balances in the table above have been reclassified to conform to current-period presentation.

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 29, 2018	December 31, 2017
Current portion of legal claims provision	$79,594	$4,137
Accrued sales and advertising rebates	74,445	73,585
Non-income related taxes	28,417	19,996
Accrued expenses	21,572	23,530
Current portion of warranty liability (Note 10)	20,954	19,547
Current portion of accrued income taxes payable	12,126	10,962
Accrued interest payable	11,394	1,945
Current portion of deferred revenue (Note 15)	10,970	9,970
Current portion of accrued claim costs relating to self-insurance programs	10,203	12,866
Current portion of restructuring accrual (Note 18)	4,680	7,162
Current portion of derivative liability (Note 20)	1,923	2,905
Total accrued expenses and other current liabilities	$276,278	$186,605

In the table above, the legal claims provision balance in the current period relates primarily to the $76.5 million litigation contingency associated with the ongoing antitrust and trade secrets litigation with Steves & Sons, Inc. For further information regarding this litigation, see Note 23 - Commitments and Contingencies.

The accrued sales and advertising rebate, accrued interest payable, and non-income related taxes can fluctuate significantly from quarter to quarter due to timing of payments.

Prior period balances in the table above have been reclassified to conform to current-period presentation.
Note 10. Warranty Liability

Warranty terms vary from one year to lifetime on certain window and door components. Warranties are normally limited to servicing or replacing defective components for the original customer. Some warranties are transferable to subsequent owners and are either limited to 10 years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical experience, and we periodically adjust these provisions to reflect actual experience.

An analysis of our warranty liability is as follows:

(amounts in thousands)	September 29, 2018	September 30, 2017
Balance as of January 1	$46,256	$45,398
Current period expense	19,493	12,952
Liabilities assumed due to acquisition	1,541	—
Experience adjustments	500	(29)
Payments	(20,128)	(14,015)
Currency translation	(548)	978
Balance as of period end	47,114	45,284
Current portion	(20,954)	(17,524)
Long-term portion	$26,160	$27,760

The increase in current period expense and payments over the prior period was primarily due to acquisitions and to operational issues in our Europe segment that have been resolved.

The most significant component of our warranty liability is in the North America segment, which totaled $41.1 million at September 29, 2018 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million.

Note 11. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	September 29, 2018 Interest Rate	September 29, 2018	December 31, 2017
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.25% - 4.80%	486,464	440,568
Revolving credit facilities	0.85% - 3.91%	152,084	—
Mortgage notes	1.65%	31,209	33,517
Installment notes	1.90% - 8.10%	73,762	10,290
Installment notes for stock	3.25% - 5.25%	1,035	1,944
Unamortized debt issuance costs		(12,188)	(12,616)
		1,532,366	1,273,703
Current maturities of long-term debt		(64,525)	(8,770)
Long-term debt		$1,467,841	$1,264,933

Summaries of our outstanding debt agreements as of September 29, 2018 are as follows:
Senior Notes – In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Each tranche was issued at par. Interest is payable semiannually in arrears each June and December through maturity. Debt issuance costs of $11.7 million are being amortized to interest expense over the life of the notes using the effective interest method.
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
In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes which resulted in a principal balance of $440.0 million. In connection with the debt extinguishment, we expensed the related unamortized original discount of $5.9 million, unamortized debt issuance costs of $15.4 million, and bank fees of $1.7 million as a loss on extinguishment of debt in our consolidated statements of operations.
The re-priced term loans were offered at par, will mature in December 2024 (extended from July 2022), and bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modifies other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, and conforming to certain terms and provisions of the Senior Notes. This amendment requires that 0.25% (or $1.1 million) of the aggregate principal amount be repaid quarterly prior to the final maturity date. The facility is secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments, and we incurred $0.7 million of debt issuance costs related to this amendment, which are being amortized to interest expense over the life of the facility using the effective interest method. At September 29, 2018, the outstanding principal balance under the facility was $436.7 million.
Australia Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility with a base rate of BBSY plus a margin ranging from 1.00% to 1.10% which matures in February 2023. We pay a commitment fee of 1.25% on the unused portion of the facility. This facility is secured by guarantees of JWA and had an outstanding principal balance of $36.1 million as of September 29, 2018.
Other Acquired Facilities - During the first quarter of 2018, we acquired an $11.6 million term loan facility associated with our ABS acquisition, which consisted of five separate term loans with maturity dates from March 2019 to December 2022.  These loans bear interest at LIBOR plus margins ranging from 1.85% to 2.00%.  Principal is required to be repaid monthly in equal installments through each loan’s maturity. As of September 29, 2018, we had $9.7 million outstanding under this facility.
In addition, we acquired $9.1 million in various term loan facilities associated with our Domoferm acquisition. The current facilities mature between 2021 and 2022, with both fixed and variable interest rates ranging from 1.25% to 2.74%. Included within this is a $2.1 million obligation under a sale and leaseback agreement relating to the land and buildings at the Gänserndorf, Austria facility, which matures in 2021. At September 29, 2018, we had $3.6 million outstanding under these facilities.
Revolving Credit Facilities
ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our $300.0 million ABL Facility. The facility will mature in December 2022 (extended from October 2019) and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. This amendment also made certain adjustments to the borrowing base and modified other terms and provisions, including providing for additional covenant flexibility and additional flexibility under the facility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility. In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt in our consolidated statements of operations. Debt issuance costs related to the ABL Facility are reclassified to other assets in the consolidated balance sheets, in proportion to the commitment amount, less loan utilization.
Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible inventory and certain other assets, subject to certain reserves and other adjustments. We pay a fee between 0.25% to 0.38% on the unused portion of the commitments under the facility. As of September 29, 2018, we had $125.0 million in borrowings, $39.2 million in letters of credit and $127.0 million available under the ABL Facility.
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
Australia Senior Secured Credit Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to provide for an AUD $15.0 million floating rate revolving loan facility, an AUD $12.0 million interchangeable facility for guarantees and letters of credit, an AUD $7.0 million electronic payaway facility, an AUD $2.5 million asset finance facility, an AUD $1.0 million commercial card facility and an AUD $5.0 million overdraft line of credit. Apart from the AUD $55.0 million floating rate term loan facility mentioned above, the Australia Senior Secured Credit Facility matures in June 2019. Loans under the revolving loan facility bear interest at BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At September 29, 2018, we had AUD $15.0 million (or $10.8 million) available under the revolving loan facility, AUD $1.9 million (or $1.3 million)

under the interchangeable facility, AUD $7.0 million (or $5.1 million) under the electronic payaway facility, AUD $2.5 million (or $1.8 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.6 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Euro Revolving Facility - In January 2015, we entered into the Euro Revolving Facility, a €39 million revolving credit facility, which includes an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. The Euro Revolving Facility matures on January 30, 2019. Loans under the Euro Revolving Facility bear interest at an IBOR, specific to the borrowing currency, (subject to a floor of 0.00%), plus a margin of 2.50%. A commitment fee of 1.00% is paid on the unutilized amount of the facility. As of September 29, 2018, we had no outstanding borrowings, €0.5 million (or $0.5 million) of bank guarantees outstanding, and €38.5 million (or $44.7 million) available under this facility. The facility requires JELD-WEN ApS to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges. In addition, the facility has various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies.
Other Acquired Facilities - During the first quarter of 2018, we acquired a $45.0 million revolving credit facility associated with our ABS acquisition. Loans under this facility bear interest at LIBOR plus a margin ranging from 1.40% to 1.90% determined by the acquired company’s leverage. The acquired company had $29.4 million outstanding on the date of acquisition. This facility matures in July 2019. As of September 29, 2018, we had $26.0 million in outstanding borrowings and $19.0 million available under this facility.
In addition, we acquired €8.5 million in various overdraft facilities associated with our Domoferm acquisition. The acquired company had €7.6 million (or $9.4 million) outstanding on the date of acquisition. The current outstanding facilities have variable interest rates ranging from 0.85% - 1.00% and are included in the current portion of long term debt. As of September 29, 2018, we had €0.9 million (or $1.0 million) in outstanding borrowings and €1.3 million (or $1.6 million) available under these facilities.
At September 29, 2018, we had combined borrowing availability of $203.0 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of September 29, 2018, we had DKK 200.8 million (or $31.2 million) outstanding under these notes.
Installment Notes – Installment notes represent insurance premium financing, capitalized lease obligations, and loans secured by equipment. We acquired $5.8 million in various installment notes associated with our Domoferm and A&L acquisitions. The current notes mature between 2018 and 2022, with both fixed and variable interest rates which range from 1.90% to 4.84%. As of September 29, 2018, we had $4.0 million outstanding under these acquired facilities.
At September 29, 2018, we had $73.8 million outstanding in installment notes. The increase in installment notes during 2018 was primarily due to the addition of the build-to-suit lease in the first quarter (Note 5 - Property and Equipment, Net), and the addition of equipment and software leases that were entered into during the second and third quarters due to attractive interest rates. Maturities of installment notes range from 2018 to 2035.
Installment Notes for Stock – We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount, with payments through 2020. As of September 29, 2018, we had $1.0 million outstanding under these notes.
As of September 29, 2018 and December 31, 2017, we were in compliance with the terms of all of our credit facilities.

Note 12. Income Taxes

The effective income tax rate for continuing operations was 1,161.6% and (13.6)% for the three and nine months ended September 29, 2018, respectively, compared to 20.6% and 24.5% for the three and nine months ended September 30, 2017, respectively. In accordance with ASC 740-270, we recorded tax benefit of $31.6 million and $12.4 million from continuing operations in the three and nine months ended September 29, 2018, respectively, compared to a tax expense of $13.0 million and $33.0 million for the corresponding periods ended September 30, 2017, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for the current year includes the impact of the new tax on GILTI. We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit related to discrete items included in the tax provision for continuing operations for the three months ended September 29, 2018 was $59.8 million compared to a tax benefit of $2.7 million for the three months ended September 30, 2017. The discrete tax benefits for the three months ended September 29, 2018 were comprised primarily of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform and $19.6 million for the accrual recorded in connection with the Steves’ litigation. The discrete benefit amounts for the three months ended September 30, 2017 were comprised primarily of tax benefits attributable to a tax effect of deductions in excess of share-based compensation costs of $2.7 million, and $1.9 million of tax benefit attributable to Latvia tax reform, offset by tax expense of $1.9 million attributable to current period interest expense on uncertain tax positions and return-to-provision adjustments for certain foreign subsidiaries. The tax benefit related to discrete items included in the tax provision for continuing operations for the nine months ended September 29, 2018 was $65.1 million, compared to $4.0 million for the nine months ended September 30, 2017. The discrete tax benefits for the nine months ended September 29, 2018 were comprised primarily of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform, $19.6 million for the accrual recorded in connection with the Steves’ litigation, $7.1 million attributable to the write-off of the outside basis difference of our investment formerly held as an equity method investment and $1.8 million attributable to stock compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.9 million attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the nine months ended September 30, 2017 were comprised primarily of tax benefits attributable to the tax effect of deductions in excess of share-based compensation costs of $4.4 million, and $1.9 million of tax benefit attributable to Latvia tax reform, offset by tax expense of $2.3 million attributable to current period interest expense on uncertain tax positions and return-to-provision adjustments for certain foreign subsidiaries.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $13.9 million and $13.3 million as of September 29, 2018 and December 31, 2017, respectively.

In December 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. tax rules. We recorded provisional estimates of the impacts of the Tax Act on our financial statements as of December 2017 in accordance with ASU 2018-05 and SAB 118 issued by the SEC. The direct impacts of these provisional estimates recorded in December 2017 were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional tax expense totaling approximately $21.1 million for the year ended December 31, 2017. The one-time deemed repatriation tax, which effectively subjected our net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. During the fourth quarter of 2017, we undertook certain transactions that involved the potential repatriation of certain earnings from foreign subsidiaries (“the Repatriation Transactions”). While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.

SAB 118 requires filers to report any adjustments made to their provisional estimates in interim periods “upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.” We continue to assess the impact of this legislation on our consolidated financial statements; however, we have refined portions of the estimates outlined above based on guidance issued to date by the federal government and refinements in our U.S. federal tax return filing positions as called for under SAB 118. In September 2018, we recorded adjustments to the above provisional estimates specifically related to the one-timed deemed repatriation tax as well as the impact of the Repatriation Transactions resulting in an additional net tax benefit of approximately $40.2 million. Specifically, we have reduced the additional tax expense related to the one-time deemed repatriation tax by $11.3 million and reduced the additional tax expense previously recorded related to the Repatriation Transactions by $63.1 million. Due to certain adjustments related to the Repatriation Transactions, our deferred tax asset related to federal NOL carryforwards was increased as of December 2017. This increased deferred asset was then subject to revaluation due to the reduction of the federal tax rate resulting in additional tax expense of approximately $34.2 million. We do not consider these adjustments to be final amounts and expect to continue to refine these provisional estimates through our fiscal year-end in accordance with SAB 118.

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
The following tables set forth certain information relating to our segments’ operations.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 29, 2018
Total net revenues	$668,386	$292,975	$179,659	$1,141,020	$—	$1,141,020
Intersegment net revenues	(206)	(66)	(3,799)	(4,071)	—	(4,071)
Net revenues from external customers	$668,180	$292,909	$175,860	$1,136,949	$—	$1,136,949
Impairment and restructuring charges	2,233	1,053	318	3,604	287	3,891
Adjusted EBITDA	84,117	28,133	26,261	138,511	(5,562)	132,949
Three Months Ended September 30, 2017
Total net revenues	$572,398	$265,372	$156,141	$993,911	$—	$993,911
Intersegment net revenues	(520)	(255)	(1,811)	(2,586)	—	(2,586)
Net revenues from external customers	$571,878	$265,117	$154,330	$991,325	$—	$991,325
Impairment and restructuring charges	911	1,395	(49)	2,257	5	2,262
Adjusted EBITDA	82,494	33,375	22,901	138,770	(10,554)	128,216

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 29, 2018
Total net revenues	$1,840,227	$914,222	$512,656	$3,267,105	$—	$3,267,105
Intersegment net revenues	(885)	(930)	(9,665)	(11,480)	—	(11,480)
Net revenues from external customers	$1,839,342	$913,292	$502,991	$3,255,625	$—	$3,255,625
Impairment and restructuring charges	4,424	1,758	4,068	10,250	(872)	9,378
Adjusted EBITDA	210,794	99,873	67,198	377,865	(22,123)	355,742
Nine Months Ended September 30, 2017
Total net revenues	$1,609,326	$767,466	$421,173	$2,797,965	$—	$2,797,965
Intersegment net revenues	(1,548)	(1,138)	(7,313)	(9,999)	—	(9,999)
Net revenues from external customers	$1,607,778	$766,328	$413,860	$2,787,966	$—	$2,787,966
Impairment and restructuring charges	1,246	2,719	(49)	3,916	102	4,018
Adjusted EBITDA	212,502	97,645	53,485	363,632	(29,127)	334,505

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$28,885	$51,275	$104,608	$104,481
Equity earnings of non-consolidated entities	—	(1,075)	(738)	(2,629)
Income tax (benefit) expense	(31,606)	13,042	(12,442)	32,997
Depreciation and amortization	31,248	27,551	90,279	80,603
Interest expense, net (a)	18,341	17,200	51,832	61,639
Impairment and restructuring charges (b)	3,891	2,262	9,378	4,019
Gain on previously held shares of equity investment	—	—	(20,767)	—
Gain on sale of property and equipment	(103)	(105)	(86)	(182)
Stock-based compensation expense	4,133	5,057	12,374	15,840
Non-cash foreign exchange transaction/translation loss (income)	2,838	(1,805)	905	5,309
Other non-cash items (c)	(13)	549	12,210	534
Other items (d)	75,145	14,261	107,924	31,602
Costs relating to debt restructuring and debt refinancing (e)	190	4	265	292
Adjusted EBITDA	$132,949	$128,216	$355,742	$334,505

(a)
Interest expense for the nine months ended September 30, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations in the amount of $1 for the nine months ended September 30, 2017. For further explanation of impairment and restructuring charges that are included in our unaudited consolidated statements of operations, see Note 18 - Impairment and Restructuring Charges in our unaudited financial statements.

(c)
Other non-cash items include; (i) charges of $12,191 for the fair value adjustment to the inventory acquired as part of our ABS acquisition in the nine months ended September 29, 2018; and (2) charges of $439 for the fair value adjustment to the inventory acquired as part of our Mattiovi acquisition in the three and nine months ended September 30, 2017.

(d)
Other items not core to business activity include: (i) in the three months ended September 29, 2018, (1) $76,500 in litigation contingency accruals, (2) $1,789 in acquisition costs, partially offset by (3) $(3,700) in realized gain on hedges ; (ii) in the three months ended September 30, 2017, (1) $9,144 in legal costs, (2) $2,720 in realized loss on hedges, (3) $1,358 in acquisition costs; and (4) $281 in secondary offering costs; (iii) in the nine months ended September 29, 2018 (1) $76,500 in litigation contingency accruals, (2) $24,328 in legal costs, (3) $5,953 in acquisition costs, (4) $2,401 in costs related to the exit of the former CEO, partially offset by (5) $(3,700) in realized gain on hedges; and (iv) in the nine months ended September 30, 2017 (1) $24,907 in legal costs, (2) $2,720 in realized loss on hedges, (3) $1,432 in acquisition costs, (4) $1,307 in secondary offering costs, (5) $811 in legal entity consolidation costs, (5) $562 in facility shut down costs, (6) $348 in IPO costs, partially offset by (7) $(2,247) gain on settlement of contract escrow.

(e)	Includes non-recurring fees and expenses related to professional advisors, financial advisors and financial monitors retained in connection with the refinancing of our debt obligations.

Note 14. Capital Stock

On February 1, 2017, immediately prior to the closing of the IPO, the Company filed its Charter with the Delaware Secretary of State, and the Company’s Bylaws became effective, each as contemplated by the registration statement we filed in connection with our IPO. The Charter, among other things, provides that the Company’s authorized capital stock consists of 900,000,000 shares of Common Stock, par value $0.01 per share and 90,000,000 shares of preferred stock, par value $0.01 per share.

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

Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 29, 2018 and December 31, 2017 with a total original issuance value of $12.4 million.

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of previous period end, were charged to equity upon completion of the IPO.

In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our Common Stock. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of Common Stock will be based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The term of the repurchase program extends through December 31, 2019. During the three months ended September 29, 2018, we repurchased 1,436,677 shares of our Common Stock at an average purchase price per share of $25.48. During the nine months ended September 29, 2018, we repurchased 3,080,594 shares of our Common Stock at an average purchase price per share of $27.14.

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

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	September 29, 2018
Balance as of January 1	$9,970
Increases due to cash received	61,069
Liabilities assumed due to acquisition	747
Revenue recognized during the period	(60,078)
Currency translation	(738)
Balance at period end	$10,970

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

The basic and diluted income per share calculations are presented below:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Earnings per share basic:
Income from continuing operations	$28,885	$50,200	$103,870	$101,852
Equity earnings of non-consolidated entities	—	1,075	738	2,629
Income from continuing operations and equity earnings of non-consolidated entities	28,885	51,275	104,608	104,481
Undeclared Series A Convertible Preferred Stock dividends	—	—	—	(10,462)
Net income (loss) attributable to non-controlling interest	6	—	(47)	—
Net income attributable to common shareholders	$28,879	$51,275	$104,655	$94,019

Weighted average outstanding shares of common stock basic	104,169,833	105,064,299	105,309,185	94,718,021
Net income per share - basic	$0.28	$0.49	$0.99	$0.99

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Earnings per share diluted:
Net income attributable to common shareholders - basic and diluted	$28,879	$51,275	$104,655	$94,019

Weighted average outstanding shares of common stock basic	104,169,833	105,064,299	105,309,185	94,718,021
Restricted stock units, performance share units and options to purchase common stock	1,767,596	3,897,941	2,167,864	4,089,125
Weighted average outstanding shares of common stock diluted	105,937,429	108,962,240	107,477,049	98,807,146

Net income per share - diluted	$0.27	$0.47	$0.97	$0.95

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common stock options	1,130,020	569,916	806,309	587,893
Restricted stock units	187,144	—	30,953	—
Performance share units	108,667	—	—	—

Note 17. Stock Compensation

Prior to the IPO, our Amended and Restated Stock Incentive Plan, the “Stock Incentive Plan,” allowed us to offer common options, B-1 common options and common RSUs for the benefit of our employees, affiliate employees and key non-employees. Under the Stock Incentive Plan, we could award up to an aggregate of 2,761,000 common shares and 4,732,200 B-1 common shares. The Stock Incentive Plan provided for accelerated vesting of awards upon the occurrence of certain events. Through December 31, 2016, we issued 5,156,976 options and 385,220 RSUs under the Stock Incentive Plan.

In connection with our IPO, the Board adopted, and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, the “Omnibus Equity Plan.” Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock. Under the Omnibus Equity Plan, awards may be granted in the form of options, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).

The activity under our incentive plans for the periods presented are reflected in the following tables.

	Three Months Ended
	September 29, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	21,849	$28.74	12,525	$29.78
Options canceled	124,104	$18.10	21,784	$8.66
Options exercised	300,084	$11.93	645,211	$12.70

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	—	$—	2,047	$32.15
RSUs granted - employee	31,906	$27.91	192,995	$29.32
PSUs granted - employee	—	$—	—	$—

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	838,912	$32.16	505,122	$27.78
Options canceled	524,225	$18.04	162,937	$13.79
Options exercised	1,305,489	$14.47	1,020,779	$12.84

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted - non-employee directors	341,983	$31.62	23,245	$31.22
RSUs granted - employee	300,296	$31.10	339,097	$28.66
PSUs granted - employee	193,763	$31.60	—	$—

Stock-based compensation expense was $4.2 million and $12.4 million for the three and nine months ended September 29, 2018, respectively and $5.1 million and $15.8 million in the corresponding periods ended September 30, 2017, respectively. As of September 29, 2018, there was $27.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Note 18. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations.

In the third quarter of 2018, we incurred impairment and restructuring costs of $3.9 million, primarily due to severance costs in the U.S. and Europe. In the third quarter of 2017, we incurred impairment and restructuring costs of $2.3 million, primarily related to administrative restructuring in the U.S. and restructuring in our Europe segment.

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

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Impairments	$302	$216	$1,018	$216
Restructuring charges, net of fair value adjustment gains	3,589	2,046	8,360	3,802
Total impairment and restructuring charges	$3,891	$2,262	$9,378	$4,018

Short-term restructuring accruals are recorded in accrued expenses and totaled $4.7 million and $7.2 million as of September 29, 2018 and December 31, 2017, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $1.6 million and $3.9 million as of September 29, 2018 and December 31, 2017, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
September 29, 2018
Severance and sales restructuring costs	$7,232	$6,638	$(10,378)	$3,492
Disposal of property and equipment	—	289	(289)	—
Lease obligations and other	3,807	1,433	(2,477)	2,763
Total	$11,039	$8,360	$(13,144)	$6,255
September 30, 2017
Severance and sales restructuring costs	$836	$3,136	$(1,778)	$2,194
Disposal of property and equipment	—	147	(147)	—
Lease obligations and other	4,183	519	(1,805)	2,897
Total	$5,019	$3,802	$(3,730)	$5,091

Note 19. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Legal settlement income	$(7,258)	$(1,301)	$(7,340)	$(1,332)
Foreign currency (gains) losses	(2,811)	5,148	(5,385)	13,897
Pension benefit expense	2,103	2,809	8,333	8,427
Other items	(41)	(652)	(1,225)	(1,143)
Settlement of contract escrow	—	—	—	(2,247)
Total other (income) expense	$(8,007)	$6,004	$(5,617)	$17,602

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

Note 20. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the unaudited consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria thereafter, are also recognized in the unaudited consolidated statements of operations. See Note 21 - Fair Value Measurements for additional information on the fair value of our derivative assets and liabilities.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars and cross-currency swaps. We use foreign currency derivative contracts, with a total notional amount of $141.0 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $73.4 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $132.4 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market losses of $3.7 million and gains of $4.0 million in the three and nine months ended September 29, 2018, respectively, and mark-to-market losses of $0.3 million and $12.1 million in the corresponding periods ended September 30, 2017, respectively.

Interest rate swap derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps were set to mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the incremental term loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps were set to mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 11 - Long-Term Debt), we terminated all of the interest rate swaps having outstanding notional amounts of $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which will be amortized as interest expense over the life of the original interest rate swaps. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $1.9 million and $3.4 million at September 29, 2018 and December 31, 2017, respectively.

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

We recorded $2.1 million and $7.2 million of interest expense deriving from the interest rate swaps that were in effect during the three and nine months ended September 30, 2017, respectively.

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

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 29, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,240	$2,235

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	September 29, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,923	$2,905

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

Level 3 – Significant inputs to the valuation model that are unobservable.

The recorded fair values of these instruments were as follows:

	September 29, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$—	$—	$—
Derivative assets, recorded in other current assets	—	5,240	—	5,240
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(1,923)	—	(1,923)
Total	$—	$3,317	$—	$3,317

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$44,091	$—	$44,091
Derivative assets, recorded in other current assets	—	2,235	—	2,235
Derivative liabilities, recorded in accrued expenses and deferred credits	—	(2,905)	—	(2,905)
Total	$—	$43,421	$—	$43,421

Derivative assets and liabilities reported in level 2 include foreign currency contracts. The fair values of the foreign currency contracts were determined using a conventional valuation system with observable inputs. See Note 20 - Derivative Financial Instruments for additional information about our derivative assets and liabilities.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	September 29, 2018
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$154	$154	$302
Continuing operations	—	—	48	48	175
Total	$—	$—	$202	$202	$477

	December 31, 2017
(amounts in thousands)	Level 1	Level 2	Level 3	Fair Value	Total Losses
Closed operations	$—	$—	$914	$914	$1,473
Total	$—	$—	$914	$914	$1,473

The valuation methodologies for the level 3 items are based primarily on internal cash flow projections.

Note 22. Fair Value of Financial Instruments

As part of our normal business activities we invest in financial assets and incur financial liabilities. Our recorded financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes receivable, notes payable and fair value of derivative instruments. The fair values of these financial instruments approximate their recorded values as of September 29, 2018 and December 31, 2017 due to their short-term nature, variable interest rates and mark-to-market accounting for derivative contracts. The fair values of long-term receivables were evaluated using a discounted cash flow analysis and long-term debt is valued using market price quotes. The fair value of long-term receivables approximated carrying values at both September 29, 2018 and December 31, 2017. The fair value of our debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. Long-term debt indicated a fair value of $62.5 million lower and $8.7 million higher than the gross recorded value as of September 29, 2018 and December 31, 2017, respectively.

Note 23. Commitments and Contingencies
Litigation – We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying unaudited consolidated balance sheets. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.

In the opinion of management and based on the liability accruals provided, other than as described below, as of September 29, 2018, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our unaudited consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

Steves & Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract and breach of warranty. Specifically, the complaint alleges that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

On February 15, 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI breached the supply agreement between the parties. The verdict awarded Steves $12.2 million for past damages under both the

Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.

In October 2018, the presiding judge vacated a portion of the jury verdict, reducing the contract damages award by $2.2 million. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. On October 5, 2018, the presiding judge issued an opinion finding that a remedy of divestiture is an appropriate remedy.

We intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. However, based upon the recent rulings described above, in the current period the Company recorded a charge of $76.5 million associated with this loss contingency. The charge reflects the judgment anticipated to be entered against the Company, including the trebling of $12.2 million of past damages under the Clayton Act, and estimated legal fees. The charge does not include any amount for lost profits or divestiture. Steves has indicated its intention to elect divestiture, rather than lost profits. Any judgment entered that awards lost profits, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge has entered a judgment in our favor for those amounts. Our claim for a permanent injunction remains pending and our other claims remain pending in Bexar County, Texas.

Grubb Lumber Company, Inc. v. Masonite Corporation and JELD-WEN, Inc. - On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”) in the Eastern District of Virginia. The suit alleges that Masonite and we violated Section 1 of the Sherman Act by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The suit further alleges that our acquisition of CMI violated Section 7 of the Clayton Act by substantially lessening competition in the molded doors market. The complaint seeks unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the action. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in this matter, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 29, 2018 and December 31, 2017, our accrued liability for self-insured risks was $72.6 million and $73.3 million respectively.

Indemnifications – At September 29, 2018, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.
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

(amounts in thousands)	September 29, 2018	December 31, 2017
Self-insurance workers’ compensation	$27,958	$21,072
Environmental	14,552	14,452
Liability and other insurance	12,451	12,900
Other	10,798	6,650
Total outstanding performance bonds and stand-by letters of credit	$65,759	$55,074
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.5 million at both September 29, 2018 and December 31, 2017. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets. No long-term environmental liabilities were recorded at September 29, 2018 and $0.1 million were recorded at December 31, 2017.

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

Towanda, Pennsylvania Consent Order - In 2015, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $11.0 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
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
Employee Stock Ownership Plan – We have historically provided cash to our U.S. ESOP in order to fund required distributions to participants through the repurchase of shares of our common stock. Following our February 2017 IPO, the value of a share of Common Stock held through the ESOP is now based on our public share price. We do not anticipate that we will fund future distributions.

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$1,223	$825	$2,873	$2,475
Interest cost	3,300	3,350	10,000	10,050
Expected return on plan assets	(5,200)	(4,525)	(14,250)	(13,575)
Amortization of net actuarial pension loss	2,325	3,000	8,325	9,000
Pension benefit expense	$1,648	$2,650	$6,948	$7,950

During the three and nine months ended September 29, 2018, we made required contributions to our U.S. defined benefit pension plan, or “the Plan,” amounting to $1.4 million and $2.7 million, respectively. During the three and nine months ended September 30, 2017, there were no required contributions to the Plan. We did not make any voluntary contributions during any of the periods described above. During fiscal year 2018, we expect to make additional cash contributions to the Plan of approximately $1.4 million.

In accordance with our adoption of ASU 2017-07, pension benefit expenses are recorded in other (income) expense and totaled $1.6 million and $6.9 million for the three and nine months ended September 29, 2018, respectively, and $2.7 million and $8.0 million for the three and nine months ended September 30, 2017, respectively. Prior year amounts have been reclassified to conform to the current year presentation.

Note 25. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017
Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$8,331	$10,318
Property and equipment purchased for debt	13,617	204
Customer accounts receivable converted to notes receivable	110	229

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$38,823	$—
Borrowings on long-term debt	142,999	4,785
Payments of long-term debt	(30,648)	(389,739)
Payments of debt issuance and extinguishment costs, including underwriting fees	(72)	(1,144)
Change in long-term debt	$151,102	$(386,098)

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$2,757	$2,662
Costs associated with initial public offering formerly capitalized in prepaid expenses	—	5,857
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	379	—
Shares repurchased and cash not yet distributed to shareholders	749	—
Accounts payable converted to installment notes	10,134	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$37,489	$15,766
Cash interest paid	40,833	51,654

Note 26. Subsequent Events

We have evaluated subsequent events from the balance sheet date through November 6, 2018, and determined that there are no other items to disclose.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements.

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

Unless the context requires otherwise, references in this 10-Q to “we,” “us,” “our,” “the Company,” or “JELD-WEN” mean JELD-WEN Holding, Inc., together with our consolidated subsidiaries where the context requires, including our wholly owned subsidiary JWI.

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
As of September 29, 2018, Onex owned approximately 31.7% of our outstanding shares of common stock.
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

We paid an aggregate of approximately $167.1 million in cash (net of cash acquired) for the 2018 acquisitions of Domoferm, A&L, ABS and D&K. In addition, we assumed debt of the acquired entities of approximately $65.4 million.

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
Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We reclassified certain immaterial amounts in our statement of operations for the three and nine months ended September 30, 2017. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this 10-Q.

Comparison of the Three Months Ended September 29, 2018 to the Three Months Ended September 30, 2017

	Three Months Ended
	September 29, 2018		September 30, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,136,949	100.0%	$991,325	100.0%
Cost of sales	895,160	78.7%	763,431	77.0%
Gross margin	241,789	21.3%	227,894	23.0%
Selling, general and administrative	230,285	20.3%	139,186	14.0%
Impairment and restructuring charges	3,891	0.3%	2,262	0.2%
Operating income	7,613	0.7%	86,446	8.7%
Interest expense, net	18,341	1.6%	17,200	1.7%
Other (income) expense	(8,007)	(0.7)%	6,004	0.6%
(Loss) income before taxes, equity earnings and discontinued operations	(2,721)	(0.2)%	63,242	6.4%
Income tax (benefit) expense	(31,606)	(2.8)%	13,042	1.3%
Income from continuing operations, net of tax	28,885	2.5%	50,200	5.1%
Equity earnings of non-consolidated entities	—	—%	1,075	0.1%
Net income	$28,885	2.5%	$51,275	5.2%

Consolidated Results

Net Revenues – Net revenues increased $145.6 million, or 14.7%, to $1,136.9 million in the three months ended September 29, 2018 from $991.3 million in the three months ended September 30, 2017. The increase related primarily to recent acquisitions of 17%, partially offset by unfavorable foreign exchange impact of 2%.

Gross Margin – Gross margin increased $13.9 million, or 6.1%, to $241.8 million in the three months ended September 29, 2018 from $227.9 million in the three months ended September 30, 2017. Gross margin as a percentage of net revenues was 21.3% in the three months ended September 29, 2018 and 23.0% in the three months ended September 30, 2017. The increase in gross margin was due to favorable pricing and the contribution from our recent acquisitions, partially offset by material and freight inflation. The decrease in gross margin percentage was due to the dilutive impact from recent acquisitions, operational inefficiencies due to lower volumes and unfavorable product mix, partially offset by pricing.

SG&A Expense – SG&A expense increased $91.1 million, or 65.5%, to $230.3 million for the three months ended September 29, 2018 from $139.2 million in the three months ended September 30, 2017. SG&A expense as a percentage of net revenues increased to 20.3% for the three months ended September 29, 2018 from 14.0% for the three months ended September 30, 2017. The increase in SG&A expense was primarily due to a litigation contingency accrual of $76.5 million and SG&A associated with our recent acquisitions, partially offset by a decrease in professional fees and a favorable foreign exchange impact. Excluding the impact of the litigation contingency accrual and the SG&A of our recent acquisitions, SG&A expense would have been $135.8 million, or 14.0% of net revenues on a comparative basis to prior year.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $1.6 million, or 72.0%, to $3.9 million in the three months ended September 29, 2018 from $2.3 million in the three months ended September 30, 2017. The 2018 charges consisted primarily of severance costs in the U.S. and Europe. The 2017 charges reflect primarily ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net increased $1.1 million, or 6.6%, to $18.3 million in the three months ended September 29, 2018 from $17.2 million in the three months ended September 30, 2017. The increase was primarily due to a higher debt level associated with our increased working capital in 2018 compared to the same period in 2017 and the debt acquired as part of our 2018 acquisitions.

Other (Income) Expense – Other (income) expense increased $14.0 million, to $8.0 million in income in the three months ended September 29, 2018 from $6.0 million in expense in the three months ended September 30, 2017. Other income in the three months ended September 29, 2018 consisted primarily of legal settlement income of $7.3 million, foreign currency hedging income of $2.8 million, partially offset by pension expense of $2.1 million. Other expense in the three months ended September 30, 2017 primarily consisted of foreign currency losses of $5.1 million, pension expense of $2.8 million, partially offset by legal settlement income of $1.3 million.

Income Taxes – Income tax benefit in the three months ended September 29, 2018 was $31.6 million, compared to tax expense of $13.0 million in the three months ended September 30, 2017. The effective tax rate in the three months ended September 29, 2018 was a benefit of 1,161.6% compared to an expense of 20.6% in the three months ended September 30, 2017. The effective tax rate for the three months ended September 29, 2018 includes the impact of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform and $19.6 million for the accrual recorded to the Steves’ litigation. We continue evaluating the accounting policy election for GILTI of either (1) treating taxes due for GILTI as a current-period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The selection of an accounting policy will depend upon a detailed analysis of the additional guidance on the operation of the GILTI provisions provided by the U.S. Treasury and our global income and other tax attributes to determine the potential impact, if any, of these provisions. Any subsequent adjustments to this provisional estimate will be reflected on a current basis when determined.

Comparison of the Nine Months Ended September 29, 2018 to the Nine Months Ended September 30, 2017

	Nine Months Ended
	September 29, 2018		September 30, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,255,625	100.0%	$2,787,966	100.0%
Cost of sales	2,559,176	78.6%	2,147,090	77.0%
Gross margin	696,449	21.4%	640,876	23.0%
Selling, general and administrative	570,195	17.5%	422,768	15.2%
Impairment and restructuring charges	9,378	0.3%	4,018	0.1%
Operating income	116,876	3.6%	214,090	7.7%
Interest expense, net	51,832	1.6%	61,639	2.2%
Other (income) expense	(26,384)	(0.8)%	17,602	0.6%
Income before taxes, equity earnings and discontinued operations	91,428	2.8%	134,849	4.8%
Income tax (benefit) expense	(12,442)	(0.4)%	32,997	1.2%
Income from continuing operations, net of tax	103,870	3.2%	101,852	3.7%
Equity earnings of non-consolidated entities	738	—%	2,629	0.1%
Net income	$104,608	3.2%	$104,481	3.7%
Consolidated Results

Net Revenues – Net revenues increased $467.7 million, or 16.8%, to $3,255.6 million in the nine months ended September 29, 2018 from $2,788.0 million in the nine months ended September 30, 2017. The increase related primarily to recent acquisitions of 15%, an increase in core revenues of 1%, and a favorable foreign exchange impact of 1%.

Gross Margin – Gross margin increased $55.6 million, or 8.7%, to $696.4 million in the nine months ended September 29, 2018 from $640.9 million in the nine months ended September 30, 2017. Gross margin as a percentage of net revenues was 21.4% in the nine months ended September 29, 2018 and 23.0% in the nine months ended September 30, 2017. The increase in gross margin was due to favorable pricing, and the contribution from our recent acquisitions, partially offset by material and freight inflation. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, material and freight inflation, and operational inefficiencies due to lower volumes and mix, partially offset by price.

SG&A Expense – SG&A expense increased $147.4 million, or 34.9%, to $570.2 million in the nine months ended September 29, 2018 from $422.8 million in the nine months ended September 30, 2017. SG&A expense as a percentage of net revenues was 17.5% for the nine months ended September 29, 2018 and 15.2% for the nine months ended September 30, 2017. The increase in SG&A expense was primarily due to a litigation contingency accrual of $76.5 million, SG&A associated with our recent acquisitions and increased professional fees. Excluding the impact of the litigation contingency accrual and SG&A associated with our recent acquisitions, SG&A expense would have been $450.7 million, or 15.6% of net revenues on a comparative basis to prior year.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $5.4 million, or 133.4%, to $9.4 million in the nine months ended September 29, 2018 from $4.0 million in the nine months ended September 30, 2017. The 2018 charges consisted primarily of severance costs in the U.S. and Europe as well as plant consolidations in our North America and Australasia segments. The 2017 charges consisted primarily of ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net, decreased $9.8 million, or 15.9%, to $51.8 million in the nine months ended September 29, 2018 from $61.6 million in the nine months ended September 30, 2017. The decrease was primarily due to additional interest expense incurred in the prior year resulting from the write-off of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO and higher pre-IPO debt levels.

Other (Income) Expense – Other (income) expense increased $44.0 million, to income of $26.4 million in the nine months ended September 29, 2018 from expense of $17.6 million in the nine months ended September 30, 2017. The Other income in the nine months ended September 29, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, legal settlement income of $7.3 million, and foreign currency income of $5.4 million, partially offset by pension expense of $8.3 million. Other expense in the nine months ended September 30, 2017 primarily consisted of foreign currency losses of $13.9 million and pension expense of $8.4 million partially offset by a beneficial contract settlement of $2.2 million.

Income Taxes – Income tax benefit in the nine months ended September 29, 2018 was $12.4 million, compared to expense of $33.0 million in the nine months ended September 30, 2017. The effective tax rate in the nine months ended September 29, 2018 was a benefit of 13.6% compared to an expense of 24.5% in the nine months ended September 30, 2017. The current year tax benefit of $12.4 million was due primarily to the $40.2 million of adjustments to our SAB 118 provisional estimates related to tax reform, $19.6 million for the accrual recorded to the Steves’ litigation, $7.1 million attributable to the write-off of the outside basis difference of our investment formerly held as an equity method investment and $1.8 million attributable to stock-based compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.9 million attributable to current period interest expense on uncertain tax positions. The effective tax rate for the nine months ended September 29, 2018 includes the impact of the new GILTI tax. As discussed above, we are evaluating the accounting policy election relating to GILTI. Any future adjustments to our provisional estimates will be reflected on a current basis when determined.

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

We reclassified certain immaterial amounts for the three and nine months ended September 30, 2017 impacting “Net revenues from external customers - North America” line below to conform to our current year’s presentation. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this 10-Q.
Comparison of the Three Months Ended September 29, 2018 to the Three Months Ended September 30, 2017

	Three Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017
Net revenues from external customers			% Variance
North America	$668,180	$571,878	16.8%
Europe	292,909	265,117	10.5%
Australasia	175,860	154,330	14.0%
Total Consolidated	$1,136,949	$991,325	14.7%
Percentage of total consolidated net revenues
North America	58.8%	57.7%
Europe	25.7%	26.7%
Australasia	15.5%	15.6%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$84,117	$82,494	2.0%
Europe	28,133	33,375	(15.7)%
Australasia	26,261	22,901	14.7%
Corporate and unallocated costs	(5,562)	(10,554)	(47.3)%
Total Consolidated	$132,949	$128,216	3.7%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.6%	14.4%
Europe	9.6%	12.6%
Australasia	14.9%	14.8%
Total Consolidated	11.7%	12.9%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information.

North America
Net revenues in North America increased $96.3 million, or 16.8%, to $668.2 million in the three months ended September 29, 2018 from $571.9 million in the three months ended September 30, 2017. The increase related primarily to a 17% increase from the acquisitions of MMI Door and ABS.

Adjusted EBITDA in North America increased $1.6 million, or 2.0%, to $84.1 million in the three months ended September 29, 2018 from $82.5 million in the three months ended September 30, 2017. The increase was primarily due to acquisitions, offset by lower volumes and related operational inefficiencies, unfavorable product mix and inflation in materials and freight.

Europe
Net revenues in Europe increased $27.8 million, or 10.5%, to $292.9 million in the three months ended September 29, 2018 from $265.1 million in the three months ended September 30, 2017. The increase was driven primarily by the acquisition of Domoferm of 13%, offset by the impact of unfavorable foreign exchange of 2%.

Adjusted EBITDA in Europe decreased $5.2 million, or 15.7%, to $28.1 million in the three months ended September 29, 2018 from $33.4 million in the three months ended September 30, 2017. The decrease was primarily due to lower volumes, unfavorable product mix, material and freight inflation, and unfavorable foreign exchange, partially offset by acquisitions.

Australasia
Net revenues in Australasia increased $21.5 million, or 14.0%, to $175.9 million in the three months ended September 29, 2018 from $154.3 million in the three months ended September 30, 2017. The increase was due primarily to our acquisitions of Kolder, D&K and A&L of 22%, partially offset by an unfavorable foreign exchange impact of 7%.

Adjusted EBITDA in Australasia increased $3.4 million, or 14.7%, to $26.3 million in the three months ended September 29, 2018 from $22.9 million in the three months ended September 30, 2017. The increase was primarily due to the acquisitions of Kolder, D&K and A&L.

Comparison of the Nine Months Ended September 29, 2018 to the Nine Months Ended September 30, 2017

	Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017
Net revenues from external customers			% Variance
North America	$1,839,342	$1,607,778	14.4%
Europe	913,292	766,328	19.2%
Australasia	502,991	413,860	21.5%
Total Consolidated	$3,255,625	$2,787,966	16.8%
Percentage of total consolidated net revenues
North America	56.5%	57.7%
Europe	28.1%	27.5%
Australasia	15.4%	14.8%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$210,794	$212,502	(0.8)%
Europe	99,873	97,645	2.3%
Australasia	67,198	53,485	25.6%
Corporate and unallocated costs	(22,123)	(29,127)	(24.0)%
Total Consolidated	$355,742	$334,505	6.3%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.5%	13.2%
Europe	10.9%	12.7%
Australasia	13.4%	12.9%
Total Consolidated	10.9%	12.0%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information.

North America
Net revenues in North America increased $231.6 million, or 14.4%, to $1,839.3 million in the nine months ended September 29, 2018 from $1,607.8 million in the nine months ended September 30, 2017. The increase was primarily due to a 14% increase in the acquisitions of MMI Door and ABS.

Adjusted EBITDA in North America decreased $1.7 million, or 0.8%, to $210.8 million in the nine months ended September 29, 2018 from $212.5 million in the nine months ended September 30, 2017. The decrease was primarily due to a lag in pricing to offset inflation in material and freight, lower core volumes, and partially offset by the impact of the MMI Door and ABS acquisitions.

Europe
Net revenues in Europe increased $147.0 million, or 19.2%, to $913.3 million in the nine months ended September 29, 2018 from $766.3 million in the nine months ended September 30, 2017. The increase was driven primarily by the acquisitions of Mattiovi and Domoferm of 13%, core revenue growth of 1%, and a favorable foreign exchange impact of 5%.

Adjusted EBITDA in Europe increased $2.2 million, or 2.3%, to $99.9 million in the nine months ended September 29, 2018 from $97.6 million in the nine months ended September 30, 2017. The increase was primarily due to favorable pricing, and our acquisitions of Mattiovi and Domoferm, partially offset by inflation and unfavorable product mix.

Australasia
Net revenues in Australasia increased $89.1 million, or 21.5%, to $503.0 million in the nine months ended September 29, 2018 from $413.9 million in the nine months ended September 30, 2017. The increase was due primarily to our acquisitions of Kolder, D&K and A&L of 21%, core revenue growth of 2%, consisting of an increase in volume/mix of 1% and favorable pricing of 1%, offset by an unfavorable foreign exchange rates of 1%.

Adjusted EBITDA in Australasia increased $13.7 million, or 25.6%, to $67.2 million in the nine months ended September 29, 2018 from $53.5 million in the three months ended September 30, 2017. The increase was primarily due to the acquisitions of Kolder, D&K and A&L and pricing initiatives, partially offset by material inflation.
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

As of September 29, 2018, we had total liquidity (a non-GAAP measure) of $354.5 million, which included $151.4 million in cash, $127.0 million available for borrowing under the ABL Facility, AUD $15.0 million ($10.8 million) available for borrowing under the Australia Senior Secured Credit Facility, €38.5 million ($44.7 million) available for borrowing under the Euro Revolving Facility, $19.0 million available for borrowing under the recently acquired revolving credit facility and €1.3 million ($1.6 million) under various other overdraft facilities acquired. This compares to total liquidity of $512.2 million as of December 31, 2017 and total liquidity of $518.8 million as of September 30, 2017. The decrease in total liquidity at September 29, 2018 was primarily due to cash paid for acquisitions, cash used to repurchase our shares, and increased capital expenditures.

As of September 29, 2018, our cash balances, including $0.4 million of restricted cash, consisted of $13.2 million in the U.S. and $138.6 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if our revolving credit facilities were fully drawn) would have increased or decreased our interest expense by $6.9 million for the nine months ended September 29, 2018.
Borrowings and Refinancings
In July 2015 and November 2016, we borrowed an additional $480.0 million and $375.0 million, respectively, under the Corporate Credit Facilities primarily to fund distributions to our shareholders. On February 6, 2017, we repaid $375.0 million under our Corporate Credit Facilities. On March 7, 2017, we amended the Term Loan Facility to reduce the interest rate applicable to all outstanding terms loans. In December 2017, we issued $800.0 million of unsecured Senior Notes, re-priced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Our results have been and will be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See Note 11 - Long-Term Debt for further details.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 29, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$87,969	$174,348
Investing activities	(245,351)	(153,467)
Financing activities	56,661	85,800
Effect of changes in exchange rates on cash and cash equivalents	(3,637)	10,319
Net change in cash and cash equivalents	$(104,358)	$117,000

Cash Flow from Operations

Net cash provided by operating activities decreased $86.4 million to $88.0 million in the nine months ended September 29, 2018 from $174.3 million in net cash provided by operating activities in the nine months ended September 30, 2017. The decrease in cash provided by operating activities resulted primarily from increased accounts receivable due to increased sales volume and changes in terms with customers, increases in inventory associated with our stock build program and to ensure adequate raw material availability, and the impact of our recent acquisitions.

Cash Flow from Investing Activities

Net cash used in investing activities increased $91.9 million to $245.4 million in the nine months ended September 29, 2018 from $153.5 million in the nine months ended September 30, 2017. The increase was primarily due to cash used for acquisitions during the year, as well as an increase in capital expenditures compared to the prior period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $56.7 million in the nine months ended September 29, 2018 and was comprised primarily of increased borrowings of $151.1 million, offset by repurchases of our Common Stock of $82.8 million and payments to tax authorities for employee share-based compensation of $8.1 million.

Net cash provided by financing activities in the nine months ended September 30, 2017 was $85.8 million and comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to partially repay outstanding debt.
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

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of September 29, 2018 was $482.5 million.

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

The Company’s management, including the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of September 29, 2018.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying unaudited consolidated balance sheets. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Steves & Sons Litigation

We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract, and breach of warranty. Specifically, the complaint alleges that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

On February 15 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI breached the supply agreement between the parties. The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.

In October 2018, the presiding judge vacated a portion of the jury verdict, reducing the contract damages award by $2.2 million. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. On October 5, 2018, the presiding judge issued an opinion finding that a remedy of divestiture is an appropriate remedy.

We intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. However, based upon the recent rulings described above, in the current period the Company recorded a charge of $76.5 million associated with this loss contingency. The charge reflects the judgment anticipated to be entered against the Company, including the trebling of $12.2 million of past damages under the Clayton Act, and estimated legal fees. The charge does not include any amount for lost profits or divestiture. Steves has indicated its intention to elect divestiture, rather than lost profits. Any judgment entered that awards lost profits, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge has entered a judgment in our favor for those amounts. Our claim for a permanent injunction remains pending and our other claims remain pending in Bexar County, Texas.

Grubb Lumber Company, Inc. v. Masonite Corporation and JELD-WEN, Inc.

On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”) in the Eastern District of Virginia. The suit alleges that Masonite and we violated Section 1 of the Sherman Act by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The suit further alleges that our acquisition of CMI violated Section 7 of the Clayton Act by substantially lessening competition in the molded doors market. The complaint seeks unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the action. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in this matter, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of Common Stock during the third quarter of 2018 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
July 1, 2018 - July 28, 2018	—	$—	—	$203,009
July 29, 2018 - August 25, 2018	1,099,849	$25.49	1,099,849	$174,971
August 26, 2018 - September 29, 2018	336,828	$25.42	336,828	$166,408

1 In April 2018, our Board of Directors authorized a $250 million share repurchase program that extends through December 31, 2019. Certain purchases made in the fiscal quarter ended September 29, 2018 were made in open market transactions pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.
2 Average price paid per share includes costs associated with the repurchases.
Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ L. Brooks Mallard
L. Brooks Mallard
Chief Financial Officer

Date: November 6, 2018