Form 10-K
period 2018-12-31
JELD-WEN Holding, Inc.
filed 2019-03-01
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $2.0 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 29, 2018). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2018 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes
The registrant had 100,739,266 shares of common stock, par value $0.01 per share, issued and outstanding as of February 27, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

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
ABL Facility
Our $400 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent

ABS	American Building Supply, Inc.
Adjusted EBITDA
A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility
Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender

BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities, our Australia Senior Secured Credit Facility, and our Euro Revolving Facility as well as other acquired term loans and revolving credit facilities
D&K	D&K Home Security Pty. Ltd.
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
E.U.	European Union
Euro Revolving Facility	Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN ApS, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low-Taxed Income
IBOR	Interbank Offered Rate
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
M&A	Mergers & Acquisitions
Mattiovi	Mattiovi Oy
MMI Door	Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NRD	Natural Resource Damage Trustee Council
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This 10-K includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI DoorTM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, and True BLUTM, ABSTM. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&LTM marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This 10-K contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this 10-K appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

2018 Net Revenues $4,347 million

Distribution Channel	Geography	Construction Application(1)

(1)	Percentage of net revenues by construction application is a management estimate based on the end markets into which our customers sell.
As one of the largest door and window companies in the world, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 135 manufacturing facilities in 20 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, improves our customer service, and strengthens our market positions.

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

In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our new management team has decades of experience driving operational improvement, innovation, and growth, both organically and through acquisitions.

On February 1, 2017, we closed an IPO of 28.75 million shares of our common stock at a public offering price of $23.00 per share. We sold 22.27 million shares and Onex sold 6.48 million shares from which we did not receive any proceeds. We received $472.4 million after deducting underwriters’ discounts and commissions and other offering expenses. We used a portion of the net proceeds from the IPO to repay $375.0 million of indebtedness outstanding under our Term Loan Facility and used the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

In May and November 2017, we completed secondary public offerings of 16.1 million and $14.4 million shares, respectively, of our Common Stock, substantially all of which were owned by Onex.
As of December 31, 2018, Onex owned approximately 32.4% of our outstanding shares of common stock.

Our Business Strategy and Operating Model
We seek to achieve best-in-industry financial performance through the disciplined execution of:

•	operational excellence programs, including JEM and our facility rationalization and modernization initiative to improve our profit margins and free cash flow;

•	initiatives to drive profitable organic sales growth, including new product development, investments in our brands and marketing, channel management, and pricing optimization; and

•	disciplined and balanced capital allocation with a focus on maximizing returns.
The execution of our strategy is supported and enabled by a relentless focus on talent management. Over the long term, we believe that the implementation of our strategy is largely within our control and is less dependent on external factors. The key elements of our strategy are described further below.

Expand Our Margins and Free Cash Flow Through Operational Excellence
With 135 manufacturing facilities around the world and approximately 23,000 dedicated employees, we have a global manufacturing footprint that is unique in the door and window industry. We believe we have identified a substantial opportunity to improve our profitability by building a culture of operational excellence and continuous improvement across all aspects of our business through our JEM initiative. Due to our history of growth through acquisitions, historically, we were not centrally managed and had a limited focus on standard work, cost reduction, operational improvement, and strategic material sourcing. This resulted in profit margins that were lower than our building products peers and far lower than what would typically be expected of a world-class industrial company.

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

•	reducing warranty costs by improving quality; and

•	a JEM-enabled facility rationalization and modernization initiative that will reduce overhead costs and complexity, while increasing our overall capacity and improving our service levels.
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

Disciplined and Balanced Capital Allocation
We believe there is a significant opportunity to increase shareholder value by deploying our free cash flow in a balanced manner between strategic M&A and share repurchases. Our approach to capital allocation includes a disciplined, returns-focused evaluation of opportunities.
Collectively, our senior management team has acquired and integrated more than 100 companies during their careers. Leveraging this collective experience, we have developed a disciplined governance process for identifying, evaluating, and integrating acquisitions. Since 2015, we have completed 13 acquisitions across North America, Europe, and Australasia. Our M&A focuses on three types of opportunities:

•
Expansion in Existing Markets: The competitive landscape in several of our key markets remains highly fragmented, which creates an opportunity for us to acquire businesses that will, enhance our market-leading positions and realize synergies through the elimination of duplicate costs. Our acquisitions of Mattiovi (Finland), Dooria (Norway), Kolder (Australia), Trend (Australia) and A&L (Australia) are examples of this strategy.

•
Enhancing Our Portfolio of Products and Service Offerings: We strive to provide the broadest range of doors and windows to our customers so that we can enhance our share of their overall spend. Along with our organic new product development pipeline, we seek to expand our door and window product and service portfolio by acquiring companies that have developed unique products, technologies, or value-added services. Our acquisitions of Karona (stile and rail doors), LaCantina (folding and sliding wall systems), Aneeta (sashless windows), Breezway (louver windows), MMI Door (value-added supplier of customized door systems), Domoferm (steel frames and doors), and ABS (value-added supplier of millwork to both residential and commercial channels) are examples of this strategy.

•
Product Adjacencies and New Geographies: Opportunities also exist to expand our company through the acquisition of complementary door and window manufacturers in new geographies as well as providers of product adjacencies. While this has not been a major focus in recent years, we expect it to be a key element in our long-term growth.

In addition to M&A, we seek opportunities to create value by opportunistically repurchasing our own common stock. In 2018, our board of directors approved a $250.0 million share repurchase authorization, under which we repurchased $125.0 million during 2018. We will consistently balance the growth, strategic fit, and returns potential of acquisition opportunities against the return potential of purchasing our own shares.

Our Products
We provide a broad portfolio of interior and exterior doors, windows, and related products, manufactured from a variety of wood, metal, and composite materials and offered across a full spectrum of price points. In the year ended December 31, 2018, our door sales accounted for 66% of net revenues, our window sales accounted for 21% of net revenues, and our other ancillary products and services accounted for 13% of net revenues.
Doors
We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. In order to meet the style, design, and durability needs of our customers across a broad range of price points, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass. Our interior and exterior residential door models generally retail at prices ranging from $30 to $40 for our most basic products to several thousand dollars for our high-end exterior doors. Our highest volume products include molded interior doors, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These low-cost doors are the most popular choice for interior residential applications in North America and also are prevalent in France and the U.K. In Europe, we also sell highly engineered non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, and added security. We also manufacture stile and rail doors in our Southeast Asia and U.S. manufacturing facilities. In the U.S.we also manufacture folding and sliding wall systems. Additionally, we offer profitable value-added distribution services in all of our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our recent acquisitions of ABS and MMI Door are examples of our increased focus on value-added services. Our newest door product offerings include steel doors, steel door frames, and fire doors for commercial and residential markets through our recent acquisition of Domoferm, which closed in February 2018.
Windows
We are a leading global manufacturer of residential windows. We manufacture wood, vinyl, and aluminum windows in North America, wood and aluminum windows in Australia, and wood windows in the U.K. Our window product lines comprise a full range of styles, features, and energy-saving options in order to meet the varied needs of our customers in each of our regional end markets. For example, our high performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. By contrast, our lower-cost aluminum framed windows are popular in some regions of the southern U.S., while in coastal Florida certain local building codes require windows that can withstand the impact of debris propelled by hurricane-force winds. Wood windows are prevalent as a high-end option in all of our markets because they possess both insulating qualities and the beauty of natural wood. In North America, our wood windows and patio doors include our proprietary AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. Our most recent window product offerings include sashless window systems through our 2015 acquisition of Aneeta and louver window systems through our 2016 acquisition of Breezway. Our windows typically retail at prices ranging from $100 to $200 for a basic vinyl window to over $1,000 for a custom energy-efficient wood window. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998.
Other Ancillary Products and Services
In certain regions, we sell a variety of other products that are ancillary to our door and window offerings, which we do not classify as door or window sales. These products include shower enclosures and wardrobes, moldings, trim board, lumber, cutstock, glass, staircases, hardware and locks, cabinets, and screens. We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. Miscellaneous installation and other services are also included in this category.
Our Segments

We operate within the global market for residential and non-residential doors and windows with sales spanning approximately 100 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our market leadership, strong brands, broad product line, and strategically located manufacturing and distribution facilities.

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
Europe
The European market for doors is highly fragmented and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in

Germany, the U.K., France, Austria, Switzerland, and Scandinavia. We believe that our total market opportunity in Europe also includes other European countries, other door product lines, related building products, and value-added services. Although construction activity in Europe has been slower to recover compared to construction activity in North America, new construction and R&R activity is expected to increase across Europe over the next several years.
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

Financial information regarding our segments is included in Note 18 - Segment Information to our financial statements included in this Form 10-K.
Materials
Historically our sourcing function operated primarily in a regional, decentralized model. With our recent leadership transformation, we have increased our focus on making global sourcing a competitive advantage, as evidenced by our hiring in early 2016 of an experienced procurement executive to lead our global sourcing function. Under his leadership, our focus has been and will continue to be on minimizing material costs through strategic global sourcing and value-added re-engineering of components. We believe leveraging our significant spending and the global nature of our purchases will allow us to achieve these goals.
We generally maintain a diversified supply base for the materials used in our manufacturing operations. Materials represented approximately 51% of our cost of sales in the year ended December 31, 2018. The primary materials used for our door business include wood, wood veneers, wood composites, steel, glass, internally produced door skins, fiberglass compound, and hardware, as well as petroleum-based products such as resin and binders. The primary materials for our window business include wood, wood components, glass, hardware, aluminum extrusions, and vinyl extrusions. Wood components for our window operations are sourced primarily from our own manufacturing plants, which allow us to improve margins and take advantage of our proprietary technologies such as our AuraLast wood treatment process.
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
Customers
We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as BMC/Stock Building Supply, ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowes, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 20 years and believe that the strength and tenure of our customer relationships is based on our ability to produce and deliver high-quality products quickly and in the desired volumes for a reasonable price. Our top ten customers together accounted for approximately 35% of our net revenues in the year ended December 31, 2018, and our largest customer, The Home Depot, accounted for approximately 14.2% of our net revenues in the year ended December 31, 2018.
Competition
The door and window industry is highly competitive and includes a number of regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability and price. We believe that we are well-positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite, Therma-Tru (a division of Fortune Brands), and Plastpro. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of NCI Building Systems), and Milgard (a division of Masco). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant, Viljandi, Masonite, Keyor, and Herholz. The competitive landscape in Australia is varied across the door and window markets. In the Australian door market, Hume Doors is our primary competitor, while in the window, shower screen, and wardrobe markets we largely compete against a fragmented set of smaller companies.
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

Our U.S. window and door trademarks include JELD-WEN, AuraLast, MiraTEC, Extira, LaCANTINA, Karona, ImpactGard, JW, Aurora, MMI Door, IWP, and ABS. Our trademarks are either registered or have long been used as a common law trademark by the Company. The trademarks we use outside the U.S. include the Stegbar, Regency, William Russell Doors, Airlite, Trend, The Perfect Fit, Aneeta, Breezway, Kolder, Corinthian and A&L marks in Australia, and Swedoor, Dooria, DANA, Mattiovi, Alupan and Domoferm in Europe.
Employees
As of December 31, 2018, we employed approximately 23,000 people. Of our total number of employees, approximately 11,500 are employed in operations included in our North America segment and corporate operations, approximately 6,700 are employed in operations included in our Europe segment, and approximately 4,800 are employed in operations included in our Australasia segment.
In total, approximately 1,120, or 10%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 350 employees, are covered by collective bargaining agreements. In Canada, approximately 64% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
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

Environmental Regulatory Actions
In 2008, we entered into an Agreed Order with the WADOE, to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment. We are currently working with WADOE to finalize our RI/FS, and, once final, we will develop the CAP. We estimate the remaining cost to complete our RI/FS (Remedial Investigation and Feasibility Study), and develop the CAP at $0.5 million, which we have fully accrued. However, because we cannot at this time reasonably estimate the cost associated with any remedial action we would be required to undertake, we have not provided accruals for any remedial actions in our consolidated financial statements.
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
Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.jeld-wen.com when such reports are made available on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A - Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this 10-K, before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in our common stock.
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
Negative trends in overall business, financial market, and economic conditions globally or in the regions where we operate may reduce demand for our doors and windows, which is tied to activity levels in the R&R and new residential and non-residential construction end markets. In particular, the following factors may have a direct impact on our business in the regions where our products are marketed and sold:

•	the strength of the economy;

•	employment rates and consumer confidence and spending rates;

•	the availability and cost of credit;

•	the amount and type of residential and non-residential construction;

•	housing sales and home values;

•	the age of existing home stock, home vacancy rates, and foreclosures;

•	interest rate fluctuations for our customers and consumers;

•	volatility in both debt and equity capital markets;

•	increases in the cost of raw materials or any shortage in supplies or labor, including as a result of tariffs or other trade restrictions;

•	the effects of governmental regulation and initiatives to manage economic conditions;

•	geographical shifts in population and other changes in demographics; and

•	changes in weather patterns.
Toward the end of the last decade, the global economy endured a significant recession followed by a prolonged period of moderate recovery that had a substantial negative effect on sales across our end markets. In particular, beginning in mid-2006 and continuing through late 2011, the U.S. residential and non-residential construction industry experienced one of the most severe downturns of the last 40 years. While cyclicality in our new residential and non-residential construction end markets is moderated to a certain extent by R&R activity, much R&R spending is discretionary and can be deferred or postponed entirely when economic conditions are poor. We experienced sales declines in all of our end markets during the most recent economic downturn.
Although conditions in the U.S. improved in recent years, there can be no assurance that this improvement will be sustained in the near or long-term. Uncertain economic and political conditions may make it difficult for us and our customers or suppliers to accurately forecast and plan future business activities. For example, recent changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. Increasing costs of steel and aluminum may impact customer spending as well as our raw materials costs.
Moreover, uncertain economic conditions continue in our Australasia segment, which has been forecasting a housing recession, and certain countries in our Europe segment. Negative business, financial market, and economic conditions globally within the industries or regions we compete in may materially and adversely affect demand for our products, and our business, financial condition, and results of operations could be materially negatively impacted as a result.
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
Accordingly, the success of our business depends in part on our ability to maintain strong brands and identify and respond promptly to evolving trends in demographics, consumer preferences, and expectations and needs, while also managing inventory levels. It is difficult to successfully predict the products and services our customers will demand. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and acquire or develop the intellectual property necessary to develop new products or improve our existing products. There can be no assurance that the products we develop, even those to which we devote substantial resources, will be successful. While we continue to invest in innovation, brand building, and brand awareness, and intend to increase our investments in these areas in the future, these initiatives may not be successful. Failure to anticipate and successfully react to changing consumer preferences could have a material adverse effect on our business, financial condition, and results of operations.
In addition, our competitors could introduce new or improved products that would replace or reduce demand for our products or create new proprietary designs and/or changes in manufacturing technologies that may render our products obsolete or too expensive for efficient competition in the marketplace. Our failure to competitively respond to changing consumer and customer trends, demands, and preferences could cause us to lose market share, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We are in the early stages of implementing strategic initiatives, including JEM and our global footprint rationalization initiatives. If we fail to implement these initiatives as expected, our business, financial condition, and results of operations could be adversely affected.
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including JEM and our global footprint rationalization initiatives. We cannot assure you that we will be able to continue to successfully implement these initiatives and related strategies throughout the geographic regions in which we operate or be able to continue improving our operating results. Similarly, these initiatives, even if implemented in all of our geographic regions, may not produce similar results. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
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

•	our failure to achieve projected synergies or cost savings;

•	our inability to establish uniform standards, controls, procedures, and policies;

•	any requirement that we make divestitures of operations or properties in order to comply with applicable antitrust laws in connection with future acquisitions;

•	the diversion of management attention and financial resources; and

•	any unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience.
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
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 35% of our net revenues in the year ended December 31, 2018, and our largest customer, The Home Depot, accounted for approximately 14.2% of our net revenues in the year ended December 31, 2018. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
Certain of our customers may expand through consolidation and internal growth, which may increase their buying power. The increased size of our customers could have a material adverse effect on our business, financial condition, and results of operations.
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
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. Interest rates in the majority of the regions where we market and sell our products have generally increased in recent years, most notably in the U.S. with the U.S. Federal Reserve raising the federal funds rate numerous times since 2015. Each increase in the federal funds rate or applicable central bank’s prime rates could cause an increase in future interest rates applicable to mortgages, credit card debt, and other sources of third-party financing. If interest rates continue to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
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
Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations, and we may be unable to pass along to our customers the effects of any price increases.
We use wood, glass, vinyl and other plastics, fiberglass and other composites, aluminum, steel and other metals, as well as hardware and other components to manufacture our products. Materials represented approximately 51% of our cost of sales in the year ended December 31, 2018. Prices and availability of our materials fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials.
The U.S. recently imposed tariffs on certain products imported into the U.S. from China and could impose additional tariffs or trade restrictions. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increasing the price of domestically sourced materials, including, in particular, steel and aluminum. Impositions of tariffs by other countries could also impact pricing and availability of raw materials. As another example, as global demand for key chemicals increases, the limited number of suppliers and investment in greater supply capacity drives increased global pricing.
We have short-term supply contracts with certain of our largest suppliers that limit our exposure to short term fluctuations in prices and availability of our materials, but we are susceptible to longer-term fluctuations in prices. We generally do not hedge against commodity price fluctuations. Significant increases in the prices of raw materials for finished goods, including as a result of significant or protracted material shortages, may be difficult to pass through to customers and may negatively impact our profitability and net revenues. We may attempt to modify products that use certain raw materials, but these changes may not be successful.

Our business may be affected by delays or interruptions in the delivery of raw materials, finished goods, and certain component parts. A supply shortage or delivery chain interruption could have a material adverse effect on our business, financial condition, and results of operations.
We rely upon regular deliveries of raw materials, finished goods, and certain component parts. For certain raw materials that are used in our products, we depend on a single or limited number of suppliers for our materials, and we typically do not have long-term contracts with our suppliers. If we are not able to accurately forecast our supply needs, our limited number of suppliers may make it difficult to quickly obtain additional raw materials to respond to shifting or increased demand. In addition, a supply shortage could occur as a result of unanticipated increases in market demand, including as a result of accelerated demand in reaction to the threat of tariffs or trade restrictions; difficulties in production or delivery; financial difficulties; or catastrophic events in the supply chain. Furthermore, because our products and the components of some of our products are subject to regulation, changes to these regulations could cause delays in delivery of raw materials, finished goods, and certain component parts.
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
We have operations in North America, South America, Europe, Australia, and Asia. In the year ended December 31, 2018, our North America segment accounted for approximately 57% of net revenues, our Europe segment accounted for approximately 28% of net revenues, and our Australasia segment accounted for approximately 15% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the imposition of, or increases in, tariffs or other restrictions;

•	required compliance with a variety of foreign laws and regulations, including the application of foreign labor regulations;

•	tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

•	difficulty in staffing and managing widespread operations;

•	the imposition of, or increases in, currency exchange controls;

•	potential inflation in applicable non-U.S. economies; and

•	changes in general economic and political conditions in countries where we operate, including as a result of the impact of the planned withdrawal of the U.K. from the E.U.
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
The notification by the U.K. of its intent to exit the E.U., or “Brexit”, has created volatility in the global financial markets. The terms of the withdrawal remain subject to an ongoing negotiation. If the U.K. and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the U.K. and other E.U. member states or among the European Economic Area overall could be diminished or eliminated. The effects of the U.K.’s withdrawal from the E.U. on the global economy, and on our business in particular, will depend on agreements the U.K. makes to retain access to E.U. markets both during a transitional period and more permanently. Brexit could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U., including through the imposition of tariffs between the U.K. and other E.U. countries.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products within these regions. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2018, we derived 3% of our net revenues from our operations in the U.K., and our Europe headquarters is located in the U.K. As a result, the effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
Exchange rate fluctuations may impact our business, financial condition, and results of operations.
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2018, 49% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. Because of the mismatch between revenues and expenses, we are exposed to significant currency exchange rate risk and we may not be successful in achieving balances in currencies throughout our operations. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness. Exchange rates, net, had an impact of less than 1% on our consolidated net revenues in the year ended December 31, 2018 as compared to a 1% positive impact in the year ended December 31, 2017. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
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
Manufacturing realignments and cost savings programs may result in a decrease in our short-term earnings and operating efficiency.
We continually review our manufacturing operations to address market changes and to implement efficiencies presented by acquisitions. Effects of periodic manufacturing integrations, realignments and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings and operating efficiency until the expected results are achieved. Such programs may include the consolidation, integration, and upgrading of facilities, functions, systems, and procedures. Such programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of our cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our operations could experience disruption, and our business, financial condition, and results of operations could be materially and adversely affected.
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
We are implementing new systems, including a new Enterprise Resource Planning system, as part of our ongoing technology and process improvements. If these new systems prove ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers.
We are implementing new systems, including our continued implementation of a new ERP system, as part of our ongoing technology and process improvements. This ERP system will provide a standardized method of accounting for, among other things, order entry and inventory and should enhance our ability to implement our strategic initiatives. Any delay in the implementation, or disruption in the upgrade, of these systems could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. Such delay or disruption could also impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our customers. Data integrity problems or other issues may be discovered which could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such systems, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our financial system or related systems and infrastructure, our business, operations, and financial systems could be adversely affected. We may also need to implement additional systems or transition to other new systems that require further expenditures in order to function effectively as a public company. There can be no assurance that our implementation of additional systems or transition to new systems will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.
Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.
We rely on the accuracy, capacity, and security of our IT systems, some of which are managed or hosted by third parties, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We have experienced and may in the future face attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could materially adversely impact our business and results of operations. Although we maintain insurance coverage to protect us against some of the risks, those policies may be insufficient or may not cover us in the event of a loss caused by a cyberattack or other cybersecurity breach.
In addition, as a result of our global operations, we are subject to foreign and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data-protection related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In particular, the E.U. General Data Protection Regulation (“GDPR”), which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. It is not possible to predict the ultimate content, and therefore effect, of data protection regulation over time, and efforts to comply with evolving regulation may result in additional costs.
We believe we have invested in industry-appropriate protections and monitoring practices for our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for compliance with applicable privacy regulations and any current or potential threats. While we have not experienced any material breaches in security in our recent history, there can be no assurance that our efforts will prevent breakdowns or breaches to databases or systems that could have a material adverse effect on our business, financial condition, and results of operations, or that we will be subject to enforcement actions or penalties in connection with a failure or alleged failure to comply with applicable laws.
Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers could have a material adverse effect on our business, financial condition, and results of operations.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2018, we had approximately 23,000 employees worldwide, including approximately 10,900 employees in the U.S. and Canada. Approximately 1,120, or 10%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
In addition, in order for our products to obtain the “ENERGY STAR” certification, they must meet certain requirements set by the EPA. Changes in the energy efficiency requirements established by the EPA for the ENERGY STAR label, such as those announced in August 2018, could increase our costs, and a lapse in our ability to label our products as such or to comply with the new standards, may have a material adverse effect on our business, financial condition, and results of operations.
The elimination of the ENERGY STAR program could lower the demand for our products or otherwise adversely affect our business.
Many of our products comply with the federal government’s ENERGY STAR program. We believe that marketing our products with the ENERGY STAR label gives us a competitive advantage as compared to competing products that are not labeled as ENERGY STAR products. The current U.S. presidential administration has proposed discontinuing or privatizing the use of the ENERGY STAR program. Eliminating or privatizing the ENERGY STAR program could diminish any competitive advantage for ENERGY STAR compliant products and result in a material adverse effect on our business, financial condition and results of operations.
Domestic and foreign governmental regulations applicable to general business operations could increase the costs of operating our business and adversely affect our business.
We are subject to a variety of regulations from U.S. and foreign governmental authorities relating to wage requirements, employee benefits, and other workplace matters. Changes in local minimum or living wage requirements, rights of employees to unionize, healthcare regulations, and other requirements relating to employee benefits could increase our labor costs, which would in turn increase our cost of doing business. In addition, our international operations are subject to laws applicable to foreign operations, trade protection measures, foreign labor relations, differing intellectual property rights, privacy regulations, other legal and regulatory constraints, and currency regulations of the countries or regions in which we currently operate or where we may operate in the future. These factors may restrict the sales of, or increase costs of, manufacturing and selling our products.
We may be subject to significant compliance costs, as well as liabilities under environmental, health, and safety laws and regulations.
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
Various legislative, regulatory, and inter-governmental proposals to restrict emissions of GHGs, such as carbon dioxide (“CO 2”), are under consideration by governmental legislative bodies and regulators in the jurisdictions where we operate. The EPA promulgated regulations in 2015 to reduce GHG emissions from new and existing power plants. The regulations applicable to existing power plants in the U.S., commonly referred to as the Clean Power Plan, would require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to electric utilities. The EPA has delayed implementation of the Clean Power Plan while legal challenges to such regulations are addressed by lower courts and the current presidential administration has taken steps to repeal or replace the Clean Power Plan, resulting in uncertainty regarding CO2 reduction commitments in the U.S. However, many states and nations, comprising the world’s 20 largest economies (the

“G20”), including other jurisdictions in which we operate, have also continued to commit to limiting emissions of GHGs, most prominently through an agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change. The Paris Agreement sets out a new process for achieving global GHG reductions. On June 1, 2017, President Trump announced that the U.S. plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The earliest permitted exit date under the Paris Agreement is four years from when it took effect in November 2016, or November 2020. Since some of our manufacturing facilities operate boilers or other process equipment that emit GHGs, such regulatory and global initiatives may require us to modify our operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory or global initiative, whether the U.S. will adhere to the Paris Agreement’s exit process, and the terms on which the U.S. may reenter the Paris Agreement or a separately negotiated agreement, and because proposals like the Clean Power Plan are currently subject to legal challenges and reconsideration, we cannot predict at this time the ultimate impact of such initiatives on our operations or financial results.
A significant portion of our U.S. GHG emissions are from biomass-fired boilers, which emit biogenic CO2 . Biogenic CO2 is generally considered carbon neutral. In November 2014, the EPA released its Framework for Assessing Biogenic CO2 Emissions From Stationary Sources along with an accompanying memo that generally supports carbon neutrality for biomass combustion, but left open the possibility that it may not always be characterized as carbon neutral.
In Europe, EU member states have agreed to reduce CO2 emissions by 2030 by 30%. Focus is currently upon reducing emissions from power plants and diesel engines; however, future actions taken by individual Member States to substantially reduce or capture carbon emissions, or develop, manufacture, and expand alternative fuel sources, may affect the cost of energy needed to operate our manufacturing facilities.
Similarly, Australia has stated a commitment to reduce CO2 emissions to 2005 levels by 2030 (a 50-52% reduction). Currently, Australia is focusing their efforts, to achieve these reductions, on low emission technologies and practices.
Increasing regulations to reduce GHG emissions, as proposed throughout all of our operating regions, would be expected to increase energy costs, increase price volatility for petroleum, and reduce petroleum production levels, which in turn could impact the prices of those raw materials. In addition, laws and regulations relating to forestry practices limit the volume and manner of harvesting timber to mitigate environmental impacts such as deforestation, soil erosion, damage to riparian areas, and GHG levels. The extent of these regulations and related compliance costs has grown in recent years and will increase our materials costs and may increase other aspects of our production costs.
Changes to legislative and regulatory policies that currently promote home ownership may have a material adverse effect on our business, financial condition, and results of operations.
Our markets are also affected by legislative and regulatory policies, such as U.S. tax rules allowing for deductions of mortgage interest and the mandate of government-sponsored entities like Freddie Mac and Fannie Mae to promote home ownership through mortgage guarantees on certain types of home loans. The Tax Act passed in the U.S. in December 2017 made significant changes to some of these historical benefits of home ownership. The specific changes which could affect our markets are, among others, (i) a reduction of the maximum amount of home mortgage indebtedness for which a tax deduction for interest paid may be claimed from $1 million to $750,000, (ii) an elimination of the deduction for interest paid on home equity indebtedness, and (iii) a limitation on the amount of state and local taxes which may be deducted annually as itemized deductions which may limit certain individuals’ deduction for local property taxes. These changes to the tax code and any future policy changes may adversely impact demand for our products and have a material adverse effect on our business, financial condition, and results of operations.
Changes in legislation, regulation and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
The recent midterm congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state and federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including renegotiation of or withdrawal from trade agreements; the imposition of tariffs or trade restrictions; and changes to financial legislation and public company reporting requirements.
In addition, U.S. lawmakers have made substantial changes to U.S. fiscal and tax policies, including the adoption of the Tax Act, which introduced a variety of tax reforms that significantly impact U.S. taxation of multi-national corporations. These include, among others, reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of immediate cost recovery for capital investments, the limitation of the interest deduction, the limitation of certain deductions for executive compensation and changes to the international tax system, including the adoption of a territorial tax system and taxation of the accumulated foreign earnings of U.S. multinational corporations. The specific provisions of the Tax Act, while generally favorable to our U.S. operations, may have certain negative implications, such as the GILTI provisions, which could materially impact our financial performance. In accordance with SEC guidance, we made provisional estimates of the effects of these tax law changes in our financial statements for the year ended December 31, 2017. Our analysis was finalized during the year ended December 31, 2018 and any adjustments to our provisional estimates have been recorded as a component of income tax expense from continuing operations. Certain aspects of the Tax Act took effect during fiscal year 2018 including, among other things, the GILTI, Base Erosion Anti-Abuse Tax (“BEAT”), and limitations on business interest, executive compensation and employer-provided parking. These provisions will continue to have a significant impact on our future performance.
Lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials increases the risk of potential liability under anti-bribery/anti-corruption or anti-fraud legislation, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws and regulations.
We operate manufacturing facilities in 20 countries and sell our products in approximately 100 countries around the world. As a result of the international nature of our operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials in the ordinary course of business. In connection with these activities, we may be subject to anti-corruption laws in various jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the “FCPA”, the U.K. Bribery Act and other anti-bribery laws applicable to jurisdictions where we do business that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind, and require the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by agents in foreign countries where we operate, even though such parties are not always subject to our control. We have established anti-bribery/anti-corruption policies and procedures and offer several channels for raising concerns in an effort to comply with the laws and regulations applicable to us. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Any determination that we have violated the FCPA or other anti-bribery/anti-corruption laws (whether directly or through acts of others, intentionally or through inadvertence) could result in sanctions that could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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
The success of our business depends upon the skills, experience, and efforts of our key officers and employees. In recent years, we have hired key executives who have and will continue to be integral in the continuing transformation of our business. The loss of key personnel could have a material adverse effect on our business, financial condition, and results of operations. We do not maintain key-man life insurance policies on any members of management. Our business also depends on our ability to continue to recruit, train, and retain skilled employees, particularly skilled sales personnel. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively. Should we lose the services of any member of our senior management team, our board of directors would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both.
Our pension plan obligations are currently not fully funded, and we may have to make significant cash payments to these plans, which would reduce the cash available for our businesses.
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2018 for our U.S. pension plan were approximately $383.9 million and $81.2 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2018, our foreign defined benefit plans had unfunded pension liabilities of approximately $31.6 million and overfunded pension assets of approximately $1.5 million.
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

Financial information regarding our indebtedness is included in Note 15 - Notes Payable and Long-Term Debt to our financial statements included in this 10-K.
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
Under the terms of the ABL Facility, we will at times be required to comply with a specified fixed charge coverage ratio when the amount of certain unrestricted cash balances of the U.S. and Canadian loan parties plus the amount available for borrowing by the U.S. borrowers and Canadian borrowers is less than a specified amount. The Australia Senior Secured Credit

Facility also contains financial maintenance covenants. Our ability to meet the specified covenants could be affected by events beyond our control, and our failure to meet these covenants will result in an event of default as defined in the applicable facility.
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
Our common stock has only been listed for public trading since January 27, 2017. Since that date, the price of our common stock, as reported by the NYSE, has ranged from a high of $42.27 on January 5, 2018 to a low of $13.28 on December 26, 2018. The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our common stock:

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
Onex beneficially owns approximately 32.9 million shares of our common stock representing approximately 32.4% of our outstanding shares. Although we are no longer a controlled company, Onex will continue to be able to influence matters requiring approval by our shareholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. They may also have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially and adversely affect the market price of our common stock. In addition, Onex may in the future own businesses that directly compete with ours. Further, for so long as Onex owns at least 5% of our outstanding shares, Onex has the right to purchase its pro rata portion of the primary shares offered in any future public offering. This right could result in Onex continuing to maintain a substantial ownership of our common stock.
Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving our Company.
Two of our eleven directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’ ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us, and other matters.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002 and the NYSE and SEC rules and requirements. As a result, we have incurred and will continue to incur significant legal, regulatory, accounting, investor relations, and other costs that we did not incur as a private company. These requirements may also place a strain on our management, systems, and resources. The Exchange Act requires us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. As a public company, we are required to:

•	expand the roles and duties of our board of directors and committees of the board;

•	institute more formal comprehensive financial reporting and disclosure compliance functions;

•	supplement our internal accounting and auditing function;

•	enhance and formalize closing procedures for our accounting periods;

•	enhance our investor relations function;

•	enhance our regulatory and corporate compliance function;

•	establish new or enhanced internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
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
As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act. We made our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act with our annual report for the fiscal year ended December 31, 2018 and included an auditor attestation on management’s internal controls report in with this Form 10-K. If we fail to abide by the applicable requirements of Section 404, regulatory authorities, such as the SEC, might subject us to sanctions or investigation, and our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting pursuant to an audit of our controls. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Accordingly, our internal control over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

During the preparation of our financial statements for the year ended December 31, 2018, we concluded that we did not maintain a sufficient complement of personnel in our Europe operations with the appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements to allow for the consistent execution of control activities. Further, monitoring controls maintained at the Europe operations and corporate levels did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting. These material weaknesses contributed to the following additional material weaknesses in that we did not design and maintain effective controls within certain of our Europe operations related to the review and approval of customer pricing, the review and approval of manual journal entries, and the reconciliation of subsidiary ledger financial information used in the consolidated financial statements. Specifically, we did not design and maintain controls to ensure (i) the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements; (ii) that journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry; and (iii) the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.
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
The sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, including sales by Onex, could materially adversely affect the prevailing market price of our common stock. As of December 31, 2018, we had 101,310,862 shares of common stock outstanding.
Shares held by Onex and certain of our directors, officers and existing shareholders are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement (as defined below), each have the right, subject to certain conditions, to require us to register the sale of shares owned by such persons under the federal securities laws. By exercising their registration rights, and selling a large number of shares, these holders could cause the prevailing market price of our common stock to decline. In addition, shares issued or issuable upon exercise of options and vested RSUs and PSUs will be eligible for sale from time to time.
In addition, as of December 31, 2018 we had 2,430,705 shares reserved for issuance pursuant to equity awards outstanding under our 2011 Stock Incentive Plan and 5,632,850 shares reserved for issuance pursuant to equity awards under our 2017 Omnibus Equity Plan. These shares have been registered by us on Form S-8 and, upon exercise of options and vesting of RSUs and PSUs, will be eligible for sale from time to time or, will be eligible for sale immediately following exercise of such options.
Our employees, officers, and directors may elect to sell shares of our common stock in the public market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The ESOP and the JELD-WEN, Inc. KSOP (“KSOP”), are designed as a tax-qualified retirement plans and employee stock ownership plans under the Code. Participants whose employment with us or our subsidiaries is terminated are entitled to receive distributions of accounts held under the ESOP and KSOP at specified times and in specified forms. In addition, each plan permits diversification of our common stock held in participants’ accounts. The ESOP and KSOP may sell shares in the open market to fund hardship distributions and diversifications or participants may sell shares received as part of their distributions. In the year ended December 31, 2018, 644,054 shares were either sold by the plans to cover cash distributions and diversifications or distributed to participants.
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

	Manufacturing	Distribution	Showrooms
North America
United States	45	10	1
Canada	4	2	—
St. Kitts	—	1	—
Chile	1	—	—
Peru	1	—	—
Mexico	2	—	—
	53	13	1
Europe
United Kingdom	5	1	—
France	2	—	—
Austria	3	—	3
Croatia	—	—	1
Switzerland	1	—	3
Hungary	1	—	—
Germany	4	1	—
Sweden	3	—	—
Denmark	3	—	—
Latvia	3	—	—
Estonia	3	—	—
Finland	5	—	—
	33	2	7
Australasia
Australia	46	6	48
New Zealand	—	1	—
Indonesia	2	—	—
Malaysia	1	—	—
	49	7	48
Total JELD-WEN	135	22	56

Item 3 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in our consolidated balance sheets included in this report. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management, other than as described below, as of December 31, 2018, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons Litigation

We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleges that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract, and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI had breached the supply agreement between the parties. The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.

In October 2018, the presiding judge vacated a portion of the jury verdict, reducing the contract damages award by $2.2 million. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. On October 5, 2018, the presiding judge issued an opinion finding that a remedy of divestiture is an appropriate remedy. On December 7, 2018, the presiding judge granted in part and denied in part Steves’ request for declaratory relief. On December 20, 2018, the presiding judge entered a Final Judgment Order, granting divestiture and conditionally awarding monetary damages in the event the divestiture order is overturned. Steves moved to amend on January 11, 2019.

JELD-WEN has filed a renewed motion for judgment as a matter of law and a motion for a new trial, and we intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. However, based upon the rulings described above, in the third quarter of 2018 the Company recorded a charge of $76.5 million associated with this loss contingency. The charge reflects the judgment anticipated to be entered against the Company, including the trebling of $12.2 million of past damages under the Clayton Act, and estimated legal fees. The charge does not include any amount for lost profits or divestiture. Steves has indicated its intention to elect divestiture, rather than lost profits. Any judgment entered that awards lost profits, if ultimately upheld after exhaustion of our appellate remedies could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge has entered a judgment in our favor for those amounts. On November 30, 2018, the presiding judge denied our request for a permanent injunction. Our other claims remain pending in Bexar County, Texas.

In Re: Interior Molded Doors Antitrust Litigation

On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”) in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and, in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Item 4 - Mine Safety Disclosures.

Not applicable.

PART II - OTHER INFORMATION

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our common stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock.
HOLDERS

As of February 27, 2019, there were 1,169 shareholders of record of our common stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers and other financial institutions.

STOCK PERFORMANCE GRAPH

The following graph depicts the total return to shareholders from January 27, 2017, the date our common shares became listed on the NYSE, through December 31, 2018, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our common stock and each index on January 27, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
*$100 invested on 1/27/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/27/2017	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
JELD-WEN Holding, Inc.	$100.00	$125.77	$124.27	$135.99	$150.73	$117.23	$109.46	$94.41	$54.40
S&P 500	$100.00	$106.07	$109.34	$114.24	$121.83	$120.91	$125.06	$134.7	$116.49
S&P 1500 Building Products Index	$100.00	$101.36	$106.76	$106.55	$110.00	$104.60	$100.63	$104.84	$86.71
EQUITY COMPENSATION PLANS

See “Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
DIVIDENDS

In November 2016, we paid an aggregate cash dividend of approximately $73.8 million to holders of our then-outstanding common stock, approximately $0.9 million to holders of our then-outstanding Class B-1 Common Stock, and approximately $307 million to holders of our then-outstanding Series A Convertible Preferred Stock. The payment to holders of our outstanding Series A Convertible Preferred Stock represented payment for (i) preferred dividends accrued from May 31, 2016 through November 3, 2016 and (ii) a dividend on an as-if-converted-to common basis based on the original principal amount of the Series A Convertible Preferred Stock investment plus preferred dividends accrued through May 30, 2016. In conjunction with our IPO, these securities converted into shares of our Common Stock as described below in “Part II-Item 8. Financial Statements and Supplementary Data, Note 1 -Description of Company and Summary of Significant Accounting Policies.”

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

The terms of the agreements governing our existing or future indebtedness may limit our ability to further pay dividends and make distributions to our shareholders. Our business is conducted through our subsidiaries and dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, and pay any dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries (which distributions may be restricted by the terms of our Corporate Credit Facilities and Senior Notes).
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of our repurchases of Common Stock during the fourth quarter of 2018 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
September 30, 2018 - October 27, 2018	492,139	$23.24	492,139	$154,971
October 28, 2018 - November 24, 2018	1,342,627	$17.98	1,342,627	$130,830
November 25, 2018 - December 31, 2018	372,604	$15.73	372,604	$124,971
Total	2,207,370	$18.77	2,207,370

1 In April 2018, our Board of Directors authorized a $250.0 million share repurchase program that extends through December 31, 2019. Certain purchases made in the fiscal quarter ended December 31, 2018 were made in open market transactions pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.
2 Average price paid per share includes costs associated with the repurchases.

Item 6 - Selected Financial Data
Our historical results are not necessarily indicative of the results expected for any future period. Since the year ended December 31, 2014, we have completed several acquisitions. See Acquisitions, included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The results of these acquired entities are included in our consolidated statements of operations for the periods subsequent to the respective acquisition date. During the fourth quarter of 2016, we released a valuation allowance in the U.S. totaling $278.4 million resulting in an increase in tax benefit and net income for the period. During the fourth quarter of 2017, the Tax Act lowered our U.S. federal tax rate which reduced the valuation of our net deferred tax assets, resulting in an additional tax expense of approximately $21.1 million and we provisionally recorded an additional foreign repatriation tax charge of $11.3 million. During 2018, we finalized our accounting for all of the enactment-date income tax effects of the Tax Act and recognized a tax benefit of $40.2 million due to changes in the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations. See Note 17 - Income Taxes for further detail.

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Net revenues	$4,346,703	$3,763,749	$3,666,942	$3,381,060	$3,507,206
Income (loss) from continuing operations, net of tax	143,535	7,152	376,714	91,390	(78,275)
Income (loss) per common share from continuing operations:
Basic	$1.38	$0.00	$(0.90)	$(15.72)	$(8.75)
Diluted	1.36	0.00	(0.90)	(15.72)	(8.75)
Cash dividends per common share	$0.00	$0.00	$4.09	$4.73	$0.00
Other financial data:
Capital expenditures	$118,700	$63,049	$79,497	$77,687	$70,846
Depreciation and amortization	125,100	111,273	107,995	95,196	100,026
Adjusted EBITDA(1)	465,346	437,613	393,682	310,986	229,849
Consolidated balance sheet data:
Total assets	$3,051,055	$2,862,940	$2,536,046	$2,182,373	$2,184,059
Total debt	1,477,892	1,273,703	1,620,035	1,260,320	806,228
Redeemable convertible preferred stock	—	—	150,957	481,937	817,121
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

We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

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

The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Net income (loss)	$144,273	$10,791	$377,181	$90,918	$(84,109)
Adjustments:
Loss from discontinued operations, net of tax	—	—	3,324	2,856	5,387
Equity (earnings) loss of non-consolidated entities	(738)	(3,639)	(3,791)	(2,384)	447
Income tax (benefit) expense	(7,958)	138,603	(246,394)	(5,435)	18,942
Depreciation and amortization	125,100	111,273	107,995	95,196	100,026
Interest expense, net(a)	70,818	79,034	77,590	60,632	69,289
Impairment and restructuring charges(b)	17,328	13,057	18,353	31,031	38,645
Gain on previously held shares of equity investment	(20,767)	—	—	—	—
Loss (gain) on sale of property and equipment	144	(299)	(3,275)	(416)	(23)
Share-based compensation expense	15,052	19,785	22,464	15,620	7,968
Non-cash foreign exchange transaction/translation (income) loss	8	(2,181)	5,734	2,697	(528)
Other non-cash items(c)	3,859	526	2,843	1,141	2,334
Other items(d)	117,933	47,000	30,585	18,893	20,278
Costs relating to debt restructuring, debt refinancing, and the Onex investment(e)	294	23,663	1,073	237	51,193
Adjusted EBITDA	$465,346	$437,613	$393,682	$310,986	$229,849
____________________________

(a)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges of $0, $1, $4,506, $9,687, and $257, for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively. These additional charges are primarily comprised of non-cash changes in inventory valuation reserves, such as excess and obsolete reserves. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 24 - Impairment and Restructuring Charges of Continuing Operations in our financial statements for the years ended December 31, 2018, 2017 and 2016 included in Item 8 of this 10-K.

(c)
Other non-cash items include, among other things, (i) charges of $3,740, $439, $357, $893, and $2,496, for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively, relating to (1) the fair value adjustment for inventory acquired as part of the acquisitions referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions” and (2) other non-cash items include charges of $2,153 for the out-of-period European warranty liability adjustment for the year ended December 31, 2016.

(d)
Other items include: (i) in the year ended December 31, 2018, (1) $76,500 in litigation contingency accruals, (2) $25,444 in legal costs, (3) $10,324 in acquisition costs, (4) $3,381 in costs related to the departure of the former CEO and CFO, (5) $2,901 in entity consolidation and reorganization costs, and (6) $(5,396) in realized gain on hedges; (ii) in the year ended December 31, 2017, (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges, (3) $3,484 in acquisition costs, (4) $2,202 in secondary offering costs, (5) $754 in tax consulting fee, (6) $678 in legal entity consolidation costs, (7) $649 in taxes related to equity-based compensation, (8) $578 in facility ramp down costs, and (9) $(2,247) gain on settlement of contract escrow; (iii) in the year ended December 31, 2016, (1) $20,695 in payments to holders of vested options and restricted shares in connection with the November 2016 dividend, (2) $3,721 of professional fees related to the IPO of our common stock, (3) $1,626 of acquisition costs, (4) $584 in legal costs associated with disposition of non-core properties, (5) $507 of dividend-related costs, (6) $500 of costs related to the recruitment of executive management employees, (7) $450 in legal costs, and (8) $346 in Dooria plant closure costs; (iv) in the year ended December 31, 2015, (1) $11,446 payment to holders of vested options and restricted shares in connection with the July 2015 dividend, (2) $5,510 related to a U.K. legal settlement, (3) $1,825 in acquisition costs, (4) $1,833 of recruitment costs related to the recruitment of executive management employees, (5) $1,082 of legal costs related to non-core property disposal, and partially offset by (6) ($5,678) of realized gain on foreign exchange hedges related to an intercompany loan; and (v) in the year ended December 31, 2014, (1) $5,000 legal settlement related to our ESOP plan, (2) $3,657 of legal costs associated with noncore property disposal, (3) $3,443 production ramp-down costs, (4) $2,769 of consulting fees in Europe, and (5) $1,250 of costs related to a prior acquisition.

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

This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this 10-K and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:

•
Overview and Background. This section provides a general description of our Company and reportable segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.

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

In February 2017, we closed on the IPO of 28.75 million shares of our common stock at a public offering price of $23.00, resulting in net proceeds to us of $472.4 million after deducting underwriters’ discounts and commissions and other offering expenses. We used a portion of the net proceeds from the offering to repay $375.0 million of indebtedness outstanding under our Term Loan Facility and used the remaining net proceeds for working capital and other general corporate purposes, including sales and marketing activities, general and administrative matters, capital expenditures, and to invest in or acquire complementary businesses, products, services, technologies, or other assets.

In May and November 2017, we completed secondary public offerings of 16.1 million and 14.4 million shares, respectively, of our Common Stock, substantially all of which were owned by Onex.
As of December 31, 2018, Onex owned approximately 32.4% of our outstanding shares of common stock.

Business Segments

Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 18 - Segment Information of our financial statements included elsewhere in this 10-K.
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

In August 2016, we acquired the shares of Arcpac Building Products Limited, which includes its primary operating subsidiary Breezway, headquartered in Brisbane, Australia. Breezway is a manufacturer of louver window systems for the residential and commercial window markets and is part of our Australasia segment. Breezway’s primary sales market is Australia and it also maintains a presence in Malaysia and Hawaii. The acquisition of Breezway is expected to strengthen our position in the Australian window market and expand our product portfolio with new and innovative window designs as well as other complementary products.

In February 2016, we acquired Trend, headquartered in Sydney, Australia. Trend is a leading manufacturer of doors and windows in Australia and is now part of our Australasia segment. The acquisition of Trend strengthened our market position in the Australian window market and expanded our product portfolio with new and innovative window designs.

We paid an aggregate of approximately $384.9 million in cash (net of cash acquired) for the 2016, 2017, and 2018 acquisitions. In addition, we assumed debt of approximately $70.6 million associated with our 2018 acquired companies.

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
In addition, we seek to drive demand for our products through the implementation of various strategies and initiatives. We believe we can enhance demand for our new and existing products by:

•	innovating and developing new products and technologies;

•	investing in branding and marketing strategies, including marketing campaigns in both print and social media, as well as our investments in new training centers and mobile training facilities; and

•	implementing channel initiatives to enhance our relationships with key channel partners and customers, including the True BLU dealer management program in North America.
Product Pricing and Volume/Mix
The price and mix of products that we sell are important drivers of our net revenues and net income. Under the heading “Results of Operations” references to (i) “pricing” refer to the impact of price increases or decreases, as applicable, for particular products between periods and (ii) “volume/mix” refer to the combined impact of both the number of products we sell in a particular period and the types of products sold, in each case, on net revenues. While we operate in competitive markets, pricing discipline is an important element of our strategy to achieve profitable growth through improved margins. Our strategies also include incentivizing our channel partners to sell our higher margin products, and we believe a renewed focus on innovation and the development of new technologies will increase our sales volumes and the overall profitability of our product mix.
Cost Reduction Initiatives
Prior to the ongoing operational transformation being executed by our senior executive team, our operations were managed in a decentralized manner with varying degrees of emphasis on cost efficiency and limited focus on continuous improvement or strategic sourcing. Our senior management team has a proven track record of implementing operational excellence programs at some of the world’s leading industrial manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence and footprint rationalization programs include:

•	reducing labor, overtime, and waste costs by reducing facility count while optimizing manufacturing capacity and improving planning and manufacturing processes;

•
reducing or minimizing increases in material costs through strategic global sourcing and value-added re-engineering of components, in part by leveraging our significant spend and the global nature of our purchases;

•	reducing warranty costs by improving quality; and

•	a JEM-enabled facility rationalization and modernization initiative that will reduce overhead costs and complexity, while increasing our overall capacity and improving our service levels.
We are in the early stages of implementing our strategic initiatives enabled by JEM, to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, which include plant closures and consolidations, headcount reductions, and various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
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
Freight Costs
We incur substantial freight costs to third party logistics providers to transport raw materials and work-in-process inventory to our manufacturing facilities and to deliver finished goods to our customers. Changes in freight rates and the availability of freight services can have a significant impact on our cost of goods sold. Freight costs have risen significantly due to a number of factors that have affected the supply and demand of trucking services including increased regulation, such as data logging of miles, increases in general economic activity, and an aging workforce. We attempt to mitigate some of these cost increases through various internal initiatives and to pass a substantial portion of these increases to our customers; however, we may not realize the intended results within the intended timeframe.
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
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. In the year ended December 31, 2018 compared to the year ended December 31, 2017, the depreciation or appreciation of the U.S. dollar relative to the reporting currencies of our foreign subsidiaries resulted in higher or lower reported results in such foreign reporting entities. In particular, the exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2018 compared to the year ended December 31, 2017 reflected, on average, the U.S. dollar weakening against the Euro and Canadian dollar by 5% and less than 1%, respectively, and strengthening against the Australia dollar by 3%. See Item 1A- Risk Factors- Risks Relating to Our Business and Industry, Item 1A- Risk Factors- Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.

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

•
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include glass, wood, wood components, doors, door facings, door parts, hardware, vinyl extrusions, steel, fiberglass, packaging materials, adhesives, resins and other chemicals, core material, and aluminum extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. See Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk.

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
Selling, general, and administrative expenses
SG&A expenses consist primarily of research and development, sales and marketing, and general and administrative expenses.
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
General and Administrative. General and administrative expenses consist of personnel expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, any allocated overhead, information technology, amortization of intangible assets acquired, and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations, and other costs associated with being a public company.
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
Interest Expense, Net
Interest expense, net relates primarily to interest payments on our then-outstanding credit facilities (and debt securities) as well as amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the applicable facility using the effective interest method. For additional details, see Note 15 - Long-Term Debt in our financial statements for the year ended December 31, 2018 included elsewhere in this 10-K.
Other Income (Expense), Net
Other income (expense), net includes profit and losses related to various miscellaneous non-operating expenses including loss on extinguishment of debt and certain foreign currency related gains and losses.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2018, our U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,477.7 million in the aggregate and $85.6 million of such NOL carryforwards do not expire.
The Tax Act passed in December 2017 had significant effects on our financial statements. In accordance with Staff Accounting Bulletin #118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and included any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, provides that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred. For additional details, see Note 17 - Income Taxes in our financial statements for the year ended December 31, 2018 included elsewhere in this 10-K.
Results of Operations

The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We reclassified certain immaterial amounts in our statement of operations for the year ended December 31, 2017. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in this 10-K.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Year Ended
	December 31, 2018		December 31, 2017
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,346,703	100.0%	$3,763,749	100.0%
Cost of sales	3,422,969	78.7%	2,914,327	77.4%
Gross margin	923,734	21.3%	849,422	22.6%
Selling, general and administrative	733,748	16.9%	572,458	15.2%
Impairment and restructuring charges	17,328	0.4%	13,056	0.3%
Operating income	172,658	4.0%	263,908	7.0%
Interest expense, net	70,818	1.6%	79,034	2.1%
Other (income) expense	(33,737)	(0.8)%	39,119	1.0%
Income before taxes, equity earnings and discontinued operations	135,577	3.1%	145,755	3.9%
Income tax (benefit) expense	(7,958)	(0.2)%	138,603	3.7%
Income from continuing operations, net of tax	143,535	3.3%	7,152	0.2%
Equity earnings of non-consolidated entities	738	—%	3,639	0.1%
Net income	$144,273	3.3%	$10,791	0.3%
Consolidated Results

Net Revenues – Net revenues increased $583.0 million, or 15.5%, to $4,346.7 million in the year ended December 31, 2018 from $3,763.7 million in the year ended December 31, 2017. The increase was due to a 15% contribution from recent acquisitions and a 1% increase in core revenue growth. Core growth included a 2% increase in price, partially offset by a 1% decrease in volume/mix.

Gross Margin – Gross margin increased $74.3 million, or 8.7%, to $923.7 million in the year ended December 31, 2018 from $849.4 million in the year ended December 31, 2017. Gross margin as a percentage of net revenues was 21.3% in the year ended December 31, 2018 and 22.6% in the year ended December 31, 2017. The increase in gross margin was due to favorable pricing, and the contribution from our recent acquisitions, partially offset by material and freight inflation. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, material and freight inflation, and operational inefficiencies due to lower volumes and favorable mix, partially offset by price.

SG&A Expense – SG&A expense increased $161.3 million, or 28.2%, to $733.7 million in the year ended December 31, 2018 from $572.5 million in the year ended December 31, 2017. SG&A expense as a percentage of net revenues was 16.9% for the year ended December 31, 2018 and 15.2% for the year ended December 31, 2017. The increase in SG&A expense was primarily due to a litigation contingency accrual of $76.5 million, SG&A associated with our recent acquisitions and increased professional fees. Excluding the impact of the litigation contingency accrual and SG&A associated with our recent acquisitions, SG&A expense would have been $588.3 million, or 15.4% of net revenues on a comparative basis to 2017.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $4.3 million, or 32.7%, to $17.3 million in the year ended December 31, 2018 from $13.1 million in the year ended December 31, 2017. The 2018 charges consisted primarily of personnel restructuring costs in our North America, Europe and Australasia segments as well as plant consolidations in our North America and Australasia segments. The 2017 charges consisted primarily of a reduction in workforce in our North American segment as well as ongoing restructuring costs in our Europe segment.

Interest Expense, Net – Interest expense, net, decreased $8.2 million, or 10.4%, to $70.8 million in the year ended December 31, 2018 from $79.0 million in the year ended December 31, 2017. The decrease was primarily due to additional interest expense incurred in the prior year resulting from the write-offs of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO and higher pre-IPO debt levels.

Other (Income) Expense – Other (income) expense increased $72.9 million, to income of $33.7 million in the year ended December 31, 2018 from expense of $39.1 million in the year ended December 31, 2017. The Other income in the year ended December 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, foreign currency income of $10.2 million, and legal settlement income of $7.5 million, partially offset by pension expense of $7.0 million. Other expense in the year ended December 31, 2017 primarily consisted of a loss on extinguishment of debt of $23.3 million associated with our Term Loan, pension expense of $12.6 million and foreign currency losses of $10.4 million, partially offset by a beneficial contract settlement of $2.2 million and legal settlement income of $2.5 million.

Income Taxes – Income tax benefit in the year ended December 31, 2018 was $8.0 million, compared to expense of $138.6 million in the year ended December 31, 2017. The effective tax rate in the year ended December 31, 2018 was a benefit of 5.9% compared to an expense of 95.1% in the year ended December 31, 2017. The 2018 tax benefit of $8.0 million was primarily due to the $40.2 million of deferred tax benefit related to finalizing our provisional estimates connected to the Tax Act, $19.6 million of deferred tax benefit related to the Steves’ litigation, and $10.2 million of benefit related to our investment in ABS, offset by tax expense of $5.4 million for a net increase to uncertain tax positions including interest, as well as tax expense associated with strong business results of our foreign subsidiaries such as Australia, Canada, and UK. The effective tax rate for the year ended December 31, 2018 includes the impact of the new GILTI tax. As discussed above, we have elected to account for the impact of GILTI in the period in which it is incurred.

Tax expense for the year ended December 31, 2017 included a provisional estimate of the change in the U.S. corporate income tax rate from 35% to 21% and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This estimate of the revaluation resulted in additional non-cash tax expense totaling approximately $21.1 million. The provisional estimate of the one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. While this repatriation tax is measured as of December 31, 2017, taxpayers are permitted to pay the tax over an 8-year period which resulted in an increase to our non-current liabilities. During the fourth quarter of 2018, the Company undertook certain transactions which premised the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a provisional estimate of the effects of these transactions resulting in a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	December 31, 2017		December 31, 2016
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,763,749	100.0%	$3,666,942	100.0%
Cost of sales	2,914,327	77.4%	2,890,894	78.8%
Gross margin	849,422	22.6%	776,048	21.2%
Selling, general and administrative	572,458	15.2%	552,881	15.1%
Impairment and restructuring charges	13,056	0.3%	13,847	0.4%
Operating income	263,908	7.0%	209,320	5.7%
Interest expense, net	79,034	2.1%	77,590	2.1%
Other expense	39,119	1.0%	1,410	0.0%
Income before taxes, equity earnings and discontinued operations	145,755	3.9%	130,320	3.6%
Income tax expense (benefit)	138,603	3.7%	(246,394)	(6.7)%
Income from continuing operations, net of tax	7,152	0.2%	376,714	10.3%
Equity earnings of non-consolidated entities	3,639	0.1%	3,791	0.1%
Loss from discontinued operations, net of tax	—	—%	(3,324)	(0.1)%
Net income	$10,791	0.3%	$377,181	10.3%

Consolidated Results

Net Revenues—Net revenues increased $96.8 million, or 2.6%, to $3,763.7 million in the year ended December 31, 2017 from $3,666.9 million in the year ended December 31, 2016. The increase in net revenues was primarily due to our recent acquisitions which provided a 2% increase as well as a favorable foreign exchange impact of 1%. Our core net revenues were unchanged with a 1% benefit from pricing offset by a 1% decrease in volume/mix.

Gross Margin—Gross margin increased $73.4 million, or 9.5%, to $849.4 million in the year ended December 31, 2017 from $776.0 million in the year ended December 31, 2016. Gross margin as a percentage of net revenues was 22.6% in the year ended December 31, 2017 and 21.2% in the year ended December 31, 2016. The increase in gross margin and gross margin percentage was due to favorable pricing, cost savings initiatives and contribution from recent acquisitions, partially offset by operational inefficiencies in our North American windows business.

SG&A Expense—SG&A expense increased $19.6 million, or 3.5%, to $572.5 million in the year ended December 31, 2017 from $552.9 million in the year ended December 31, 2016. SG&A expense as a percentage of net revenues was 15.2% for the year ended December 31, 2017 and 15.1% for the year ended December 31, 2016. The increase in SG&A expense was primarily due to increased professional fees, costs associated with our IPO and secondary offerings, SG&A expense associated with acquisitions, and increased wages, partially offset by a decrease in share-based compensation associated with the 2016 Dividend.

Impairment and Restructuring Charges—Impairment and restructuring charges decreased $0.8 million, or 5.7%, to $13.1 million in the year ended December 31, 2017 from $13.8 million in the year ended December 31, 2016. The charges in the year ended December 31, 2017 consisted primarily of a reduction in workforce in our North American segment as well as ongoing restructuring costs in our Europe segment. The charges for the year ended December 31, 2016 consisted primarily of ongoing personnel restructuring in our Europe and North America segment.

Interest Expense, Net—Interest expense, net increased $1.4 million, or 1.9%, to an expense of $79.0 million in the year ended December 31, 2017 from an expense of $77.6 million in the year ended December 31, 2016. The increase was primarily due to interest expense resulting from the write-offs of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO. In addition, interest expense increased due to higher long-term debt levels for the first month of the period as a result of borrowings of $375.0 million under our Term Loan Facility, partially offset by reductions in the applicable margin which became effective in March 2017 and December 2017.

Other Expense (Income) – Other expense increased $37.7 million, to a $39.1 million expense in the year ended December 31, 2017 from $1.4 million in the year ended December 31, 2016. The expense in the year ended December 31, 2017 was primarily a loss on the extinguishment of debt of $23.3 million associated with our Term Loan, pension expense of $12.6 million, foreign currency losses of $10.4 million, partially offset by legal settlement income of $2.5 million and contract settlement of $2.2 million. The expense in the year ended December 31, 2016 primarily consisted of pension expense of $12.7 million, partially offset by $8.4 million received in a confidential settlement agreement on a commercial matter in our North America segment.

Income Taxes— On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 results and will continue to have significant effects on our future performance. The direct impacts were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in additional non-cash tax expense totaling approximately $21.1 million. The one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. While this repatriation tax is measured as of December 31, 2017, taxpayers can pay the tax over an 8-year period resulting in an increase to our non-current liabilities.

During the fourth quarter of 2017, the Company undertook certain transactions which premised the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.

While we recorded provisional estimates of the tax impact of the above transactions as of December 31, 2017 based on information available to us, we had not yet completed our full analysis of the net effects of the Tax Act.

Income tax benefit in the year ended December 31, 2017 was $138.6 million, compared to a benefit of $246.4 million in the year ended December 31, 2016. The effective tax rate in the year ended December 31, 2017 was 95.1% compared to an effective tax rate of (189.1)% in the year ended December 31, 2016. The prior year tax benefit of $246.4 million was due primarily to the net release of our valuation allowance of $236.5 million

Segment Results

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 18 - Segment Information to our consolidated financial statements included in this 10-K.

We reclassified certain immaterial amounts for year ended December 31, 2017 impacting “Net revenues from external customers - North America” line below to conform to our 2018 presentation. See Note 1 - Description of Company and Summary of Significant Accounting Policies in our consolidated financial statements included in this 10-K.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Year Ended
(amounts in thousands)	December 31, 2018	December 31, 2017
Net revenues from external customers			% Variance
North America	$2,460,987	$2,157,898	14.0%
Europe	1,215,801	1,042,767	16.6%
Australasia	669,915	563,084	19.0%
Total Consolidated	$4,346,703	$3,763,749	15.5%
Percentage of total consolidated net revenues
North America	56.6%	57.3%
Europe	28.0%	27.7%
Australasia	15.4%	15.0%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$278,975	$273,594	2.0%
Europe	129,202	132,929	(2.8)%
Australasia	91,172	74,706	22.0%
Corporate and unallocated costs	(34,003)	(43,616)	(22.0)%
Total Consolidated	$465,346	$437,613	6.3%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.3%	12.7%
Europe	10.6%	12.7%
Australasia	13.6%	13.3%
Total Consolidated	10.7%	11.6%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 18 - Segment Information in our consolidated financial statements

North America
Net revenues in North America increased $303.1 million, or 14.0%, to $2,461.0 million in the year ended December 31, 2018 from $2,157.9 million in the year ended December 31, 2017. The increase was primarily due to a 14% increase attributable to the acquisitions of MMI Door and ABS.

Adjusted EBITDA in North America increased $5.4 million, or 2.0%, to $279.0 million in the year ended December 31, 2018 from $273.6 million in the year ended December 31, 2017. The increase was primarily due to the MMI Door and ABS acquisitions partially offset by the impact of a lag in pricing to offset inflation in material and freight and lower core volumes and mix shift to lower margin products.

Europe
Net revenues in Europe increased $173.0 million, or 16.6%, to $1,215.8 million in the year ended December 31, 2018 from $1,042.8 million in the year ended December 31, 2017. The increase was primarily due to a 13% increase attributable to the acquisitions of Mattiovi and Domoferm, core revenue growth of 1%, and a favorable foreign exchange impact of 3%.

Adjusted EBITDA in Europe decreased $3.7 million, or 2.8%, to $129.2 million in the year ended December 31, 2018 from $132.9 million in the year ended December 31, 2017. The decrease was primarily due to inflation and unfavorable product mix, partially offset by favorable pricing and our acquisitions of Mattiovi and Domoferm.

Australasia
Net revenues in Australasia increased $106.8 million, or 19.0%, to $669.9 million in the year ended December 31, 2018 from $563.1 million in the year ended December 31, 2017. The increase was due primarily to a 20% increase attributable to the acquisitions of Kolder and A&L, core revenue growth of 2%, consisting of an increase in volume/mix of 1% and favorable pricing of 1%, offset by unfavorable foreign exchange rates of 3%.

Adjusted EBITDA in Australasia increased $16.5 million, or 22.0%, to $91.2 million in the year ended December 31, 2018 from $74.7 million in the year ended December 31, 2017. The increase was primarily due to the acquisitions of Kolder and A&L and pricing initiatives, partially offset by material inflation.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Net revenues from external customers			% Variance
North America	$2,157,898	$2,149,311	0.4%
Europe	1,042,767	1,008,729	3.4%
Australasia	563,084	508,902	10.6%
Total Consolidated	$3,763,749	$3,666,942	2.6%
Percentage of total consolidated net revenues
North America	57.3%	58.6%
Europe	27.7%	27.5%
Australasia	15.0%	13.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$273,594	$251,831	8.6%
Europe	132,929	122,574	8.4%
Australasia	74,706	59,519	25.5%
Corporate and Unallocated costs	(43,616)	(40,242)	8.4%
Total Consolidated	$437,613	$393,682	11.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.7%	11.7%
Europe	12.7%	12.2%
Australasia	13.3%	11.7%
Total Consolidated	11.6%	10.7%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 18 - Segment Information in our consolidated financial statements.

North America
Net revenues in North America increased $8.6 million, or 0.4%, to $2,157.9 million in the year ended December 31, 2017 from $2,149.3 million in the year ended December 31, 2016. The increase in net revenues was primarily due to the acquisition of MMI Door which provided a 2% increase. This was partially offset by a decrease in core net revenues of 1% comprised of favorable pricing of 2%, offset by a decrease in volume/mix of 3%. The decrease in volume/mix was primarily driven by activity in our retail channel, including the impact of the previously announced business line rationalization in Florida and reduced volume in our windows business.

Adjusted EBITDA in North America increased $21.8 million, or 8.6%, to $273.6 million in the year ended December 31, 2017 from $251.8 million in the year ended December 31, 2016. The increase in Adjusted EBITDA was due to the acquisition of MMI Door, as well as favorable pricing and cost saving initiatives, partially offset by operational inefficiencies in our windows business.

Europe
Net revenues in Europe increased $34.0 million, or 3.4%, to $1,042.8 million in the year ended December 31, 2017 from $1,008.7 million in the year ended December 31, 2016. The increase in net revenues was primarily due to an increase in core net revenues of 2% which was comprised of an increase in volume/mix of approximately 1% and favorable pricing of approximately 1%. The acquisition of Mattiovi provided an additional 1% increase.

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
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and Senior Notes. Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into the U.S. dollar, which is our reporting currency. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and working capital decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for some raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.

As of December 31, 2018, we had total liquidity (a non-GAAP measure) of $380.2 million, which included $117.0 million in unrestricted cash, $208.6 million available for borrowing under the ABL Facility, AUD $15.0 million ($10.6 million) available for borrowing under the Australia Senior Secured Credit Facility, and €38.4 million ($44.0 million) available for borrowing under the Euro Revolving Facility, which we let expire in January 2019. This compares to total liquidity of $512.2 million as of December 31, 2017. The decrease in total liquidity at December 31, 2018 was primarily due to cash used to repurchase our shares, increased capital expenditures and cash paid for acquisitions.

As of December 31, 2018, our cash balances, including $0.6 million of restricted cash, consisted of $23.7 million in the U.S. and $93.9 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

A hypothetical increase or decrease in interest rates of 1.0% (based on variable rate debt if our revolving credit facilities were fully drawn) would have increased or decreased our interest expense by $9.7 million for the year ended December 31, 2018.

Borrowings and Refinancings
In November 2016, we borrowed an additional $375.0 million under the Corporate Credit Facilities primarily to fund distributions to our shareholders and in February 2017, we repaid $375.0 million under our Corporate Credit Facilities. In March 2017, we amended the Term Loan Facility to reduce the interest rate applicable to all outstanding terms loans. In December 2017, we issued $800.0 million of unsecured Senior Notes, re-priced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. In December 2018, we amended the ABL Facility, providing for a $100.0 million increase in the U.S. revolving credit commitments. In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility. See Note 15 - Long-Term Debt in our consolidated financial statements for additional details.
Cash Flows

The following table summarizes the changes to our cash flows for the years ended December 31,:

(amounts in thousands)	2018	2017	2016
Cash provided by (used in):
Operating activities	$219,653	$265,793	$201,655
Investing activities	(284,141)	(189,793)	(156,782)
Financing activities	(67,475)	64,090	(52,001)
Effect of changes in exchange rates on cash and cash equivalents	(6,648)	12,692	(3,697)
Net change in cash and cash equivalents	$(138,611)	$152,782	$(10,825)

Cash Flow from Operations

Net cash provided by operating activities decreased $46.1 million to $219.7 million in the year ended December 31, 2018 from $265.8 million in net cash provided by operating activities in the year ended December 31, 2017. The decrease in cash provided by operating activities resulted primarily from increased accounts receivable due to increased sales volume and changes in terms with customers, increases in inventory associated with our recent acquisitions and stock build program and to ensure adequate raw material availability, and a decrease in accounts payable.

Net cash provided by operating activities increased $64.1 million to $265.8 million in the year ended December 31, 2017 from $201.7 million in the year ended December 31, 2016. This increase was primarily due to improved profitability and the impact of acquisitions, partially offset by increased inventory levels.

Cash Flow from Investing Activities

Net cash used in investing activities increased $94.3 million to $284.1 million in the year ended December 31, 2018 from $189.8 million in the year ended December 31, 2017. The increase was primarily due to cash used for acquisitions and capital expenditures compared to the prior period.

Net cash used in investing activities increased $33.0 million to $189.8 million in the year ended December 31, 2017 from $156.8 million in the year ended December 31, 2016. The increase was primarily due to acquisitions during the year, partly offset by reduction in capital expenditures compared to the prior period due to the completion of the glass plant in Australia in January 2017.

Cash Flow from Financing Activities

Net cash used in financing activities was $67.5 million in the year ended December 31, 2018 and was comprised primarily of repurchases of our common stock of $125.0 million and payments to tax authorities for employee share-based compensation of $9.5 million, offset by increased borrowings of $70.5 million,

Net cash provided by financing activities in the year ended December 31, 2017 was $64.1 million and comprised primarily of proceeds from the IPO of $480.3 million of which $375.0 million of proceeds were used to partially repay outstanding debt.

Net cash used in financing activities in the year ended December 31, 2016 was $52.0 million and was comprised primarily of $404.2 million of distributions to shareholders, $16.1 million of short-term and long-term debt borrowings, and $8.1 million of debt issuance costs payments, partially offset by $374.1 million of net proceeds from issuance of new debt as well as $2.3 million in employee note repayment.
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

The Australia Senior Secured Credit Facility also contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 15 - Long-Term Debt in our consolidated financial statements.

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of December 31, 2018 was $457.6 million.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,378,978	$9,590	$12,138	$132,041	$1,225,209
Capital lease obligations	98,914	45,752	22,737	6,174	24,251
Operating lease obligations	201,122	49,128	74,679	43,372	33,943
Purchase obligations(2)	9,009	6,475	2,534	—	—
Interest on long-term debt obligations(3)	450,692	64,156	127,626	121,986	136,924
Totals:	$2,138,715	$175,101	$239,714	$303,573	$1,420,327
____________________________

(1)
Not included in the table above are our unfunded pension liabilities totaling $112.8 million and uncertain tax position liabilities of $19.0 million as of December 31, 2018, for which the timing of payment is unknown.

(2)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction. The obligations reflected in the table relates primarily to raw materials purchase agreements and software hosting services.

(3)	Interest on long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2018, taking into account scheduled maturities and amortization payments.
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
Shipping and handling costs and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 14 - Warranty Liabilities). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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

When evaluating long-lived assets and definite lived intangible assets for potential impairment, the first step to review for impairment is to forecast the expected undiscounted cash flows generated from the anticipated use and eventual disposition of the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then an impairment charge is required to reduce the carrying value of the asset to fair value. If we recognize an impairment loss, the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. For an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset. Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.
Goodwill

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

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

As of December 31, 2018, the fair value of our North America, Europe and Australasia reporting units would have to decline by approximately 16%, 53% and 57%, respectively, to be considered for potential impairment.

As the carrying value and fair value of the North America reporting unit are closely aligned, a material change in the fair value or carrying value would put the reporting unit at risk of goodwill impairment. For example, our ability to realize synergies, revenue growth, and increased margins are key assumptions in our projections of revenue, earnings and cash flows. If our actual experience in future years falls significantly below our current projections, the fair value of the reporting unit could be negatively impacted. Similarly, an increase in interest rates would lower our discounted cash flows and negatively impact the fair value of the reporting unit. We believe our projections and assumptions are reasonable, but it is possible they could change, impacting our fair value estimate, or the carrying value could change.
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

The Tax Act passed in December 2017 had significant effects on our financial statements. In accordance with Staff Accounting Bulletin No.118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and recorded any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred.

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

We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and accrued income taxes payable in the consolidated balance sheets as of December 31, 2018 and in deferred credits and other liabilities as of December 31, 2017. The income taxes refundable and payable relating to the U.S. federal transition tax is reported in other assets in our consolidated balance sheets. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations.

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

The discount rate used to determine the benefit obligations was computed through a projected benefit cash flow model. This approach determines the discount rate as the rate that equates the present value of the cash flows (determined using that single rate) to the present value of the cash flows where each cash flows' present value is determined using the spot rates from the Willis Towers Watson RATE: Link 10:90 Yield Curve.

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 4.27% at December 31, 2018 from 3.47% at December 31, 2017. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2018 by approximately $12.6 million and would increase estimated fiscal year 2019 expense by approximately $1.2 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2018 by approximately $11.9 million and would decrease estimated fiscal year 2019 expense by approximately $1.3 million.

We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would have decreased or increased, respectively, 2019 net periodic pension expense by approximately $3.0 million.

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
Exchange Rate Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts and hedges to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts, with a total notional amount of $127.3 million, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $72.1 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $185.3 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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

Interest Rate Risk
We are subject to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate derivatives, such as interest rate swaps or caps when we deem it to be appropriate. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would primarily be based on the difference between outstanding variable rate debt and the notional amount of any interest rate derivatives. We assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as any offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.
Raw Materials Risk
Our major raw materials include glass, vinyl extrusions, aluminum, steel, wood, hardware, adhesives, and packaging. Prices of these commodities can fluctuate significantly in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales, and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such there is no assurance that we can maintain margins in an environment of rising commodity prices. See Item 1A- Risk Factors - Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations, and we may be unable to pass along to our customers the effects of any price increases.
We have not historically used derivatives or similar instruments to hedge commodity price fluctuations. We purchase from multiple, geographically diverse companies mitigate the adverse impact of higher prices for our raw materials. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
Item 8 - Financial Statements

See Index to Consolidated Financial Statement beginning on page F-1 of the Form 10-K.
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, due to the material weaknesses identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain a sufficient complement of personnel in our Europe operations with the appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements to allow for the consistent execution of control activities. Further, monitoring controls maintained at the Europe operations and corporate levels did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting. These material weaknesses contributed to the following additional material weaknesses in that we did not design and maintain effective controls within certain of our Europe operations related to the review and approval of customer pricing, the review and approval of manual journal entries, and the reconciliation of subsidiary ledger financial information used in the consolidated financial statements. Specifically, we did not design and maintain controls to ensure (i) the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements; (ii) that journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry; and (iii) the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.
These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures but did result in immaterial out-of-period adjustments that were recorded in the quarter ended December 31, 2018. These material weaknesses could result in a misstatement of substantially all account balances or disclosures within the European operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management has excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2018 certain elements of the internal control over financial reporting of American Building Supply, Inc., A&L Windows Pty. Ltd., and The Domoferm Group of companies, each wholly-owned subsidiaries of the Company, that were acquired by the Company in purchase business combinations during 2018. Subsequent to the acquisition of each entity, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired businesses’ internal control over financial reporting that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The excluded elements represent approximately 7.9% of consolidated total assets and 11.7% of consolidated net revenues as of and for the year ended December 31, 2018. American Building Supply, Inc. represents 4.2% of consolidated total assets and 6.7% of consolidated total revenue.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

Remediation Plan for Material Weaknesses as of December 31, 2018

Management has begun implementing a remediation plan to address the control deficiencies that led to the material weakness. The remediation plan includes the following:

•
Enhance and supplement the finance team in Europe by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;

•	Enhance the tone, communication and overall awareness of the importance of internal control over financial reporting from executive management;

•	Evaluate corporate and segment monitoring controls to ensure they are designed and operating at the appropriate level of precision required to support risk mitigation;

•	Implement enhancements to the design of our customer pricing controls in Europe;

•	Implement enhancements to the design of our journal entry controls in Europe;

•	Implement enhancements to the design of our controls related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements;

•	Strengthen procedures and set guidelines for documentation of controls throughout our domestic and international locations for consistency of application;

•	Institute additional training programs that will continue on a regular basis related to internal control over financial reporting for our world-wide finance and accounting personnel.

Remediation of Material Weaknesses as of December 31, 2017

In order to address the material weaknesses related to income taxes described in the Company’s 2017 Annual Report on Form 10-K, the Company’s management began implementing a remediation plan in 2016 to address the control deficiencies that led to the material weaknesses. The remediation plan included the following:

•	Engaged a third party to review our tax provision process and recommend process enhancements;

•	Implemented the enhancements to the quarterly and annual provision processes as recommended by the third party;

•	Redesigned controls related to the accounting for income tax process;

•	Undertook extensive training for key personnel in each reporting jurisdiction on ASC 740 reporting requirements and our redesigned processes;

•	Engaged a third party to review our quarterly and annual tax calculations;

•	Hired experienced resources, including a new VP of Global Tax, with backgrounds in accounting for income taxes as well as public company experience; and

•	Implemented a tax reporting solution enhancing our internal reporting requirements.

As of December 31, 2018, the remedial measures described above have been satisfactorily implemented and we have had sufficient time to test the operating effectiveness of such remedial measures. We maintained internal control over financial reporting related to accounting for income taxes, and as such, the material weaknesses identified in the Company’s internal control over financial reporting related to accounting for income taxes have been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information

None.

Item 10 - Directors, Executive Officers and Corporate Governance

Executive Officers

Set forth below is certain information about our executive officers. Ages are as of March 1, 2019. There are no family relationships among the following executive officers.

Gary S. Michel, President and Chief Executive Officer. Mr. Michel, age 56, joined the Company as President and Chief Executive Officer and our Board of Directors in June 2018. Mr. Michel joined the Company from Honeywell International, Inc., where he served as the president and chief executive officer of the Home and Building Technologies strategic business group since October 2017. Prior to that, he spent 32 years at Ingersoll Rand, most recently as senior vice president and president of its residential heating, ventilation and air conditioning business and as a member of Ingersoll Rand’s enterprise leadership team from 2011 to 2017. He began his career there in 1985 as an application engineer and held various product, sales and business management roles before moving into a series of leadership positions across various geographic and market segments. Mr. Michel holds a B.S. in mechanical engineering from Virginia Tech and an M.B.A. from the University of Phoenix. He has served as a member of the board of directors of Cooper Tire & Rubber Company since 2015.
John Linker, Executive Vice President and Chief Financial Officer. Mr. Linker, age 43, joined the Company in December 2012 and has held the position of Executive Vice President and Chief Financial Officer since November 2018. Previously, he served as the Company’s Senior Vice President, Corporate Development and Investor Relations from 2015 to 2018, and as Treasurer from 2012 to 2014. Prior to joining the Company, Mr. Linker held leadership positions in corporate development and finance with United Technologies Corporation’s Aerospace Systems Division, and its predecessor, Goodrich Corporation, from 2008 to 2012. Mr. Linker began his career in investment banking for Wells Fargo and consulting for Accenture PLC. Mr. Linker holds a B.A. in Economics and International Studies from Duke University and a M.B.A. from The Fuqua School of Business at Duke University.

Laura W. Doerre, Executive Vice President, General Counsel and Chief Compliance Officer. Ms. Doerre, age 51, joined the Company in September 2016 and is responsible for the Company’s global legal affairs and global risk and compliance functions. Prior to joining the Company, Ms. Doerre served as Vice President and General Counsel for Nabors Industries Ltd. from 2008 to August 2016. From 1996 to 2008, she held positions of increasing responsibility with Nabors. Prior to joining Nabors in 1996, Ms. Doerre practiced commercial litigation with the law firm Mayor, Day, Caldwell & Keeton LLP. Ms. Doerre received her B.S. with distinction in Accounting from the University of North Carolina at Chapel Hill and graduated with honors from the University of Texas School of Law. She is admitted to practice law in the state of Texas.

Timothy Craven, Executive Vice President, Human Resources. Mr. Craven, age 50, was appointed Vice President, Employee Relations of the Company in July 2015 and was promoted to his current role as Executive Vice President, Human Resources in February 2016. Mr. Craven is responsible for global human resources and employee relation activities. His duties include talent acquisition, training and development, wage and benefit reviews, and employee engagement. Previously, Mr. Craven was employed at Eaton Corporation (formerly Cooper Industries) where he held a number of senior-level human resources roles since 2007. Immediately prior to joining the Company, Mr. Craven served as Vice President, Human Resources at the Crouse-Hinds Division of Eaton Corporation in Syracuse, New York. Earlier in his career, Mr. Craven served in a number of human resources positions of increasing responsibility at both corporate and operating locations with Xerox’s Affiliated Computer Services Business and Honeywell, Inc. Mr. Craven earned a B.S. in human resource management from Western Illinois University.

Peter Farmakis, Executive Vice President and President, Australasia. Mr. Farmakis, age 51, joined the Company as Chief Operating Officer, Australia in September 2013 and was promoted to Executive Vice President and President, Australasia in June 2014. Prior to joining the Company, Mr. Farmakis served as Chief Executive Officer of Dexion Limited (which was acquired by GUD Holdings Limited in 2012) from 2007 until August 2013. Mr. Farmakis also served in a variety of key leadership roles with numerous companies, including as Executive General Manager of Smorgon Steel Group Limited, Distribution Business; Global Vice President of Huntsman Corporation, Advanced Materials division; Americas Regional President of Vantico Inc.; and Strategy & Corporate Planning Manager for Ciba-Geigy AG in Switzerland. He began his career in research and development with ICI (Dulux) and Bayer AG. Mr. Farmakis earned a B.S. from the University of Wollongong and a postgraduate degree in Marketing and Finance from the University of Technology, Sydney in Australia.

Peter Maxwell, Executive Vice President and President, Europe. Mr. Maxwell, age 56, joined the Company as Executive Vice President and President, Europe in September 2015. Prior to joining the Company, Mr. Maxwell served as a Vice President and General Manager at MTL Instruments Group, Eaton Corporation from September 2008 to August 2015. Previously, Mr. Maxwell worked for Cooper Industries (which was acquired by Eaton Corporation in 2012) for nearly 20 years and held various general management roles of increasing responsibility within Cooper Industries and Eaton Corporation serving the commercial and industrial building sector and the as Vice President and General Manager in the Crouse-Hinds Division. He served as the Chief Financial Officer of Cooper Industries’ Safety Division based in Europe from 1998 to 2002. Mr. Maxwell graduated with a B.Sc. in Civil Engineering from the University of Edinburgh before qualifying as a Chartered Accountant with Coopers & Lybrand, now PricewaterhouseCoopers LLP.

Information to be provided in Items 10, 11, 12, 13 and 14 of this Form 10-K and not otherwise included herein is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of the Shareholders to be held on May 9, 2019, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K.

Item 11 - Executive Compensation.

Refer to Item 10.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,268,579(2)	$18.22	5,632,850(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,268,579	$18.22	5,632,850

(1)	Excludes RSUs and PSUs, which have no exercise price.

(2)	Consists of shares underlying 3,332,705 stock options, 673,868 RSUs and 262,006 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

(3)	Number of securities remaining for future issuances includes only shares available under the 2017 Omnibus Equity Plan.

Refer to Item 10 for additional information required by this item.

Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Refer to Item 10.

Item 14 - Principal Accounting Fees and Services.

Refer to Item 10.

Item 15 - Exhibits and Financial Statement Schedules.

1. Financial Statements

The financial statements are set forth under Item 8- Financial Statements and Supplementary Data of this Form 10-K.

2. Financial Statement Schedules

The following financial statement schedules are attached to this report.

Schedule I - Condensed Financial Information of the Registrant

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this 10-K and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 3, 2017
3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017
4.1	Specimen Common Stock Certificate of JELD-WEN Holding Inc.	S-1/A	333-211761	4.1	January 5, 2017
4.2	Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated January 24, 2017.	10-K	001-38000	4.2	March 3, 2017
4.3	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated May 12, 2017.	S-1	333-221538	4.3	May 15, 2017
4.4	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated November 12, 2017.	S-1	333-221538	4.4	November 13, 2017
4.5	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.6	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.7	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.8	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.9	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.10	Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto, dated August 30, 2012.	S-1/A	333-211761	10.3	December 16, 2016
10.11	Amendment to Stock Purchase Agreements, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated April 3, 2013.	S-1/A	333-211761	10.3.1	December 16, 2016
10.12	Amendment to Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.3.2	December 16, 2016
10.13	Form of Joinder to Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto.	S-1/A	333-211761	10.3.3	December 16, 2016
10.14	Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC and 1597257 Ontario Inc., dated July 29, 2011.	S-1/A	333-211761	10.4	December 16, 2016
10.15	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated September 1, 2011.	S-1/A	333-211761	10.4.1	December 16, 2016
10.16	Amendment to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.4.2	December 16, 2016
10.17+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated May 31, 2016.	S-1/A	333-211761	10.6	December 16, 2016
10.18+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.19+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.20+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016
10.21+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.9	December 16, 2016
10.22+	Employment Agreement, by and between JELD-WEN Holding, Inc., JELD-WEN, Inc. and Mark A. Beck, dated November 10, 2015.	S-1/A	333-211761	10.11	January 5, 2017
10.23+	Management Employment Agreement, by and between JELD-WEN, Inc. and L. Brooks Mallard, dated October 30, 2014.	S-1/A	333-211761	10.13	January 5, 2017
10.24+	Management Employment Agreement, by and between JELD-WEN Holding, Inc., JELD-WEN, Inc. and Laura Doerre, dated September 6, 2016.	S-1/A	333-211761	10.15	January 5, 2017
10.25+	Letter Agreement, by and between JELD-WEN, Inc. and Laura Doerre, dated July 25, 2016.	S-1/A	333-211761	10.15.1	January 5, 2017
10.26+	Form of Management Transition Agreement.	S-1/A	333-211761	10.16	January 5, 2017
10.27+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.17	January 5, 2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.18	January 5, 2017
10.29+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	S-1/A	333-211761	10.19	January 5, 2017
10.30+	JELD-WEN Holding, Inc. 2017 Management Incentive Plan.	S-1/A	333-211761	10.20	January 5, 2017
10.31+	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholders party thereto, dated January 24, 2017.	10-K	001-38000	10.36	March 6, 2018
10.32+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-K	001-38000	10.37	March 6, 2018
10.33+	Amendment to Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.38	March 6, 2018
10.34+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.39	March 6, 2018
10.35	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.36	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.37+	Consulting Services Agreement between JELD-WEN Holding, Inc. and Kirk Hachigian, effective February 27, 2018.	10-Q	001-38000	10.0	May 9, 2018
10.38+*	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of John Linker, Laura W. Doerre, Mark A. Beck, and L. Brooks Mallard, effective August 7, 2017 and October 1, 2018.
10.39+*	Executive Employment Agreement, by and between JELD-WEN UK Limited and Peter Maxwell, dated February 1, 2018
10.40+*	Executive Employment Agreement between JELD-WEN Australia Pty Ltd and Perter Farmakis, dated March 1, 2018
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
+	Indicates management contract or compensatory plan.
Item 16 - Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: March 1, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Linker and Laura W. Doerre, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Michel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Gary S. Michel
/s/ John Linker	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
John Linker
/s/ Scott Vining	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Scott Vining
/s/ Kirk Hachigian	Chairman	March 1, 2019
Kirk Hachigian
/s/ Roderick C. Wendt	Vice Chairman	March 1, 2019
Roderick C. Wendt
/s/ William Banholzer	Director	March 1, 2019
William Banholzer
/s/ Martha Byorum	Director	March 1, 2019
Martha (Stormy) Byorum
/s/ Greg G. Maxwell	Director	March 1, 2019
Greg G. Maxwell
/s/ Anthony Munk	Director	March 1, 2019
Anthony Munk

Signature	Title	Date
/s/ Matthew Ross	Director	March 1, 2019
Matthew Ross
/s/ Suzanne Stefany	Director	March 1, 2019
Suzanne Stefany
/s/ Bruce Taten	Director	March 1, 2019
Bruce Taten
/s/ Steven E. Wynne	Director	March 1, 2019
Steven E. Wynne

Index to Financial Statement Schedules

Schedule I - Parent Company Information as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016	F-60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (1) the ineffective control environment in its Europe operations due to a lack of a sufficient complement of personnel with the appropriate level of knowledge, experience and training, (2) ineffective monitoring controls at the Europe operations and corporate levels as they did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities, (3) a lack of controls designed and maintained to ensure the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements at certain European locations, (4) a lack of controls designed and maintained to ensure journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry at certain European locations, and (5) a lack of controls designed and maintained to ensure the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated at certain European locations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of American Building Supply, Inc., A&L Windows Pty. Ltd. and The Domoferm Group of companies from its assessment of the Company’s internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. Subsequent to the acquisitions, certain elements of American Building Supply, Inc., A&L Windows Pty. Ltd., and The Domoferm Group of companies’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. We have also excluded these elements of the internal control over financial reporting of American Building Supply, Inc., A&L Windows Pty. Ltd., and The Domoferm Group of companies from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 7.9% of consolidated total assets and 11.7% of the consolidated net revenues as of and for the year ended December 31, 2018. American Building Supply, Inc. represents 4.2% and 6.7% of the related consolidated financial statements amounts, respectively.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 1, 2019

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2018	2017	2016
Net revenues	$4,346,703	$3,763,749	$3,666,942
Cost of sales	3,422,969	2,914,327	2,890,894
Gross margin	923,734	849,422	776,048
Selling, general and administrative	733,748	572,458	552,881
Impairment and restructuring charges	17,328	13,056	13,847
Operating income	172,658	263,908	209,320
Interest expense, net	70,818	79,034	77,590
Loss on debt extinguishment	—	23,262	—
Gain on previously held shares of an equity investment	(20,767)	—	—
Other (income) expense	(12,970)	15,857	1,410
Income before taxes, equity earnings	135,577	145,755	130,320
Income tax (benefit) expense	(7,958)	138,603	(246,394)
Income from continuing operations, net of tax	143,535	7,152	376,714
Equity earnings of non-consolidated entities	738	3,639	3,791
Loss from discontinued operations, net of tax	—	—	(3,324)
Net income	$144,273	$10,791	$377,181
Less net loss attributable to non-controlling interest	(87)	—	—
Convertible preferred stock dividends	—	10,462	396,647
Net income (loss) attributable to common shareholders	$144,360	$329	$(19,466)

Weighted average common shares outstanding
Basic	104,530,572	97,460,676	17,992,879
Diluted	106,360,657	101,462,135	17,992,879
Income (loss) per share from continuing operations
Basic	$1.38	$0.00	$(0.90)
Diluted	$1.36	$0.00	$(0.90)
Loss per share from discontinued operations
Basic	$0.00	$0.00	$(0.18)
Diluted	$0.00	$0.00	$(0.18)
Net income (loss) per share
Basic	$1.38	$0.00	$(1.08)
Diluted	$1.36	$0.00	$(1.08)

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2018	2017	2016
Net income	$144,273	$10,791	$377,181
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of ($1,892), $0, and $0, respectively	(64,349)	87,934	(32,383)
Interest rate hedge adjustments, net of tax (benefit) expense of ($538), $5,001 and $0, respectively	2,636	4,486	(2,679)
Defined benefit pension plans, net of tax expense (benefit) of $4,214, $5,357 and ($419), respectively	12,237	9,415	868
Total other comprehensive (loss) income, net of tax	(49,476)	101,835	(34,194)
Comprehensive income	$94,797	$112,626	$342,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$116,991	$220,175
Restricted cash	632	36,059
Accounts receivable, net	471,655	453,251
Inventories	513,238	405,353
Other current assets	48,961	30,403
Total current assets	1,151,477	1,145,241
Property and equipment, net	843,403	756,711
Deferred tax assets	207,065	183,726
Goodwill	585,942	549,063
Intangible assets, net	225,553	166,313
Other assets	37,615	61,886
Total assets	$3,051,055	$2,862,940
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$250,281	$259,934
Accrued payroll and benefits	114,784	122,212
Accrued expenses and other current liabilities	250,274	186,605
Notes payable and current maturities of long-term debt	54,930	8,770
Total current liabilities	670,269	577,521
Long-term debt	1,422,962	1,264,933
Unfunded pension liability	107,522	116,586
Deferred credits and other liabilities	72,038	102,614
Deferred tax liabilities	10,457	9,249
Total liabilities	2,283,248	2,070,903
Commitments and contingencies (Note 29)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018; 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017	1,013	1,060
Additional paid-in capital	658,593	652,666
Retained earnings	253,041	233,658
Accumulated other comprehensive loss	(144,823)	(95,347)
Total shareholders’ equity attributable to common shareholders	767,824	792,037
Non-controlling interest	(17)	—
Total shareholders’ equity	767,807	792,037
Total liabilities and shareholders’ equity	$3,051,055	$2,862,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2018		December 31, 2017		December 31, 2016
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Common stock
Balance as of January 1	105,990,483	$1,060	17,894,393	$178	17,829,240	$178
Shares issued for exercise/vesting of share-based compensation awards	907,068	9	2,047,668	21	65,153	—
Shares repurchased	(5,287,964)	(53)	(2,266)	—	—	—
Shares issued upon conversion of Class B-1 Common Stock	—	—	309,404	3	—	—
Shares issued upon conversion of convertible preferred stock to Common Stock	—	—	64,211,172	642	—	—
Shares surrendered for tax obligations for employee share-based transactions	(298,725)	(3)	(742,615)	(7)	—	$—
Shares issued in initial public offering	—	—	22,272,727	223	—	$—
Balance at period end	101,310,862	1,013	105,990,483	1,060	17,894,393	178
Class B-1 Common Stock
Balance as of January 1	—	—	177,221	2	68,046	1
Shares issued for exercise of stock options	—	—	—	—	109,175	1
Class B-1 Common Stock converted to common	—	—	(177,221)	(2)	—	—
Balance at period end	—	—	—	—	177,221	2
Balance at period end		$1,013		$1,060		$180
Additional paid-in capital
Balance as of January 1		$653,327		$37,205		$89,101
Shares issued for exercise/vesting of share-based compensation awards		192		1,008		1,187
Shares repurchased		—		(183)		—
Shares surrendered for tax obligations for employee share-based transactions		(8,887)		(25,897)		(982)
Conversion of convertible preferred stock		—		150,901		—
Initial public offering proceeds, net of underwriting fees and commissions		—		480,306		—
Costs associated with initial public offering		—		(7,923)		—
Distributions on common stock and Class B-1 common stock		—		—		(73,957)
Amortization of share-based compensation		14,609		17,910		21,856
Balance at period end		659,241		653,327		37,205
Director notes
Balance as of January 1		—		—		(2,068)
Net issuances, payments and accrued interest on notes		—		—		2,068
Balance at period end		—		—		—
Employee stock notes
Balance as of January 1		(661)		(843)		(1,011)
Net issuances, payments and accrued interest on notes		13		182		168
Balance at period end		(648)		(661)		(843)
Balance at period end		$658,593		$652,666		$36,362

(continued on next page)

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

December 31, 2018		December 31, 2017		December 31, 2016
Shares	Amount	Shares	Amount	Shares	Amount
Retained earnings
Balance as of January 1	$233,658		$222,232		$(154,949)
Share repurchased	(124,977)		—
Adoption of new accounting standard ASU 2016-09	—		635		—
Net income	144,360		10,791		377,181
Balance at period end	$253,041		$233,658		$222,232
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1	$21,985		$(65,949)		$(33,575)
Change during period	(64,349)		87,934		(32,374)
Balance at period end	(42,364)		21,985		(65,949)
Unrealized (loss) gain on interest rate hedges
Balance as of January 1	(8,810)		(13,296)		(10,617)
Change during period	2,636		4,486		(2,679)
Balance at period end	(6,174)		(8,810)		(13,296)
Net actuarial pension (loss) gain
Balance as of January 1	(108,522)		(117,937)		(118,805)
Change during period	12,237		9,415		868
Balance at period end	(96,285)		(108,522)		(117,937)
Balance at period end	$(144,823)		$(95,347)		$(197,182)
Non-controlling interest
Balance as of January 1	$—		$—		$—
Acquisition of non-controlling interest	51		—		—
Net loss	(87)		—		—
Foreign currency translation	19		—		—
Balance at period end	$(17)		$—		$—

Total shareholders’ equity at period end	$767,807		$792,037		$61,592

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$144,273	$10,791	$377,181
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	125,100	111,273	107,995
Deferred income taxes	(34,676)	96,776	(265,756)
(Gain) loss on sale of business units, property and equipment	845	206	(3,275)
Adjustment to carrying value of assets	1,230	1,479	5,221
Equity earnings in non-consolidated entities	(738)	(3,639)	(3,791)
Amortization of deferred financing costs	2,107	9,422	3,980
Loss on extinguishment of debt	—	23,262	—
Non-cash gain on previously held shares of an equity investment	(20,767)	—	—
Stock-based compensation	15,052	19,785	22,464
Contributions to U.S. pension plan	(4,125)	(10,000)	—
Amortization of U.S. pension expense	9,314	12,680	12,264
Other items, net	3,158	(8,170)	(5,283)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,792	660	(79,860)
Inventories	(35,529)	(32,028)	14,749
Other assets	(19,865)	(5,657)	(10,799)
Accounts payable and accrued expenses	37,230	26,714	27,569
Change in short term and long term tax liabilities	(19,748)	12,239	(1,004)
Net cash provided by operating activities	219,653	265,793	201,655
INVESTING ACTIVITIES
Purchases of property and equipment	(97,399)	(59,599)	(74,033)
Proceeds from sale of business units, property and equipment	1,973	2,713	7,614
Purchase of intangible assets	(21,301)	(3,450)	(5,464)
Purchases of businesses, net of cash acquired	(167,688)	(131,448)	(85,866)
Cash received for notes receivable	274	1,991	967
Net cash used in investing activities	(284,141)	(189,793)	(156,782)
FINANCING ACTIVITIES
Distributions paid	—	—	(404,198)
Change in long-term debt	70,468	(389,665)	349,836
Payments of notes payable	—	(205)	(180)
Employee note repayments	39	26	2,336
Contingent consideration for acquisitions	(3,701)	—
Common stock issued for exercise of options	201	1,029	1,187
Common stock repurchased	(125,030)	—	—
Payments to tax authority for employee share-based compensation	(9,452)	(25,335)	(982)
Proceeds from sale of common stock, net of underwriting fees and commissions	—	480,306	—
Payments associated with initial public offering	—	(2,066)	—
Net cash provided by financing activities	(67,475)	64,090	(52,001)
Effect of foreign currency exchange rates on cash	(6,648)	12,692	(3,697)
Net (decrease) increase in cash and cash equivalents	(138,611)	152,782	(10,825)
Cash, cash equivalents and restricted cash, beginning	256,234	103,452	114,277
Cash, cash equivalents and restricted cash, ending	$117,623	$256,234	$103,452
For further information see Footnote 31 - Supplemental Cash Flow.
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
Basis of Presentation – As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, we reclassified certain amounts in our statement of operations for the year ended December 31, 2017 and December 31, 2016 as noted below. See “Recently Adopted Accounting Standards” below for additional information.
In addition, to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations for the year ended December 31, 2017 and December 31, 2016. The reclassification was not material to our previously issued financial statements and is summarized in the “Reclassification” column in the table below.

	Year Ended
	December 31, 2017
(amounts in thousands, except per share data)	As Reported	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$3,763,934	$—	$(185)	$3,763,749
Cost of sales	2,915,736	—	(1,409)	2,914,327
Gross margin	848,198	—	1,224	849,422
Selling, general and administrative	585,074	(12,616)	—	572,458
Operating income	250,068	12,616	1,224	263,908
Other expense	2,017	12,616	1,224	15,857

	Year Ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	ASU 2017-07	Re-classification*	As Revised
Consolidated Statement of Operations:
Net revenues	$3,666,799	$—	$143	$3,666,942
Cost of sales	2,892,248	—	(1,354)	2,890,894
Gross margin	774,551	—	1,497	776,048
Selling, general and administrative	565,619	(12,738)	—	552,881
Operating income	195,085	12,738	1,497	209,320
Other expense	(12,825)	12,738	1,497	1,410

* Note: reclassification relates entirely to revenue in our North America segment.

All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – On October 3, 2011, Onex invested $700.0 million in return for shares of our Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for additional shares of our Series A Convertible Preferred Stock to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold 6,477,273 shares of our Common Stock. In May 2017 and November 2017, Onex sold a total of 15,693,139 and 14,211,736 shares of our Common Stock, respectively, in secondary offerings. We did not receive any proceeds from the shares of Common Stock sold by Onex, in any offering. As of December 31, 2018, Onex owned approximately 32.4% of the outstanding shares of our Common Stock.
Stock Split – On January 3, 2017, our shareholders approved amendments to our then-existing certificate of incorporation increasing the authorized number of shares and effecting an 11-for-1 stock split of our then-outstanding common stock and Class B-1 Common Stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted to reflect this stock split.
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

Share Repurchases – In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock. Share repurchases are recorded on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. We have repurchased 5,287,964 shares for total consideration of $125.0 million through December 31, 2018.

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
Segment Reporting – Our reportable segments are organized and managed principally by geographic region: North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, the discrete financial information regularly reviewed by the chief operating decision maker, and information presented to the Board of Directors and investors. No segments have been aggregated for our presentation.
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
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors and contractors. As of December 31, 2018, one customer accounted for 16.0% of the consolidated accounts receivable balance. As of December 31, 2017, one customer accounted for 16.9% of the consolidated accounts receivable balance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of our customers, unusual macroeconomic conditions and historical experience. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has concluded.
Inventories – Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the first-in, first-out (“FIFO”) or average cost methods. We record provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. We classify certain inventories that are available for sale directly to external customers or used in the manufacturing of a finished good within raw materials.

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
Customer Displays – Customer displays include all costs to manufacture, ship and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 3 to 4 years. Related amortization is included in SG&A expense in the accompanying consolidated statements of operations and was $9.0 million in 2018, $8.6 million in 2017, and $8.8 million in 2016.
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
Intangible Assets –Intangible assets are accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized based on the pattern of economic benefit over the following estimated useful lives:

Trademarks and trade names	3 - 40 years
Software	2 - 20 years
Licenses and rights	5 - 15 years
Customer relationships	2 - 20 years
Patents	5 - 25 years

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

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal years 2018, 2017 and 2016.

We capitalize certain qualified internal use software costs during the application development stage and subsequently amortize these costs over the estimated useful life of the asset. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred.
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
Goodwill – Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

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
Revenue Recognition – Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect concurrent with revenue-producing activities (e.g., sales tax, value added tax, and other taxes) are excluded from revenue. Incentive payments to customers that directly relate to future business are recorded as a reduction of net revenues over the periods benefited.
Shipping and handling costs and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 14 - Warranty Liabilities). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $43.2 million in 2018, $48.4 million in 2017 and $49.1 million in 2016.
Interest Expense and Extinguishment of Debt Costs – We record the debt extinguishment cost separately in the consolidated statements of operations. During 2016, interest expense was allocated to discontinued operations based on debt that was specifically attributable to those operations.
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
The Tax Act passed in December 2017 had significant effects on our financial statements. In accordance with Staff Accounting Bulletin No. 118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us at that time. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and recorded adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred.
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and accrued income taxes payable in the consolidated balance sheets. The income taxes refundable and payable relating to the U.S. federal transition tax is reported in other assets in the consolidated balance sheets as of December 31, 2018 and in deferred credits and other liabilities as of December 31, 2017.
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
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S. which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. See Note 30 - Employee Retirement and Pension Benefits.
Recently Adopted Accounting Standards – In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance as to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted this ASU in the first quarter of 2018 and the adoption of this standard did not impact our consolidated financial statements; however, modification accounting is now required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. We adopted this ASU using the retrospective transition method in the first quarter of 2018 and applied the practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We report the service cost component of the net periodic pension and post-retirement costs in the same line item in our statement of operations as other compensation costs arising from services rendered by the employees during the period for both our U.S. and Non-U.S. plans. The other components of net periodic pension and post-retirement costs are presented in other income in the consolidated statements of operations. We adjusted our consolidated statements of operations in all comparative periods presented as noted in “Basis of Presentation,” above and within Note 32 - Quarterly Financial Data (unaudited).

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
We adopted ASU No. 2014-09 in the first quarter of 2018, using the modified retrospective transition practical expedient that allows us to evaluate the impact of contracts as of the adoption date rather than evaluating the impact of the contracts at the time they occurred prior to the adoption date. There was no material effect associated with the election of this practical expedient. As a practical expedient, shipping and handling fee revenues and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers. We have also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-50-14. We recognize revenue in the amount to which the entity has a right to invoice and have adopted this election to not provide the remaining performance obligations related to service contracts. See Note 21 - Revenue Recognition for additional information.
Recent Accounting Standards Not Yet Adopted – In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial statements and disclosures.

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
In June 2018, the FASB issued ASU No. 2018-07 - Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. In October 2018, the FASB issued ASU No. 2018-16, ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the overnight index swap rate (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and adds an impairment model that is based on expected losses rather than incurred losses. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the effect that this ASU will have on internal processes and our disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The accounting standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently finalizing our lease population, reviewing key terms and information of lease data included within our technology solution and evaluating and testing financial outputs that will impact our financial statements. We will adopt the practical expedients outlined in ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, the additional transition method outlined in ASU 2018-11, Leases (Topic 842) Targeted Improvements, and the accounting policy election outlined in ASU 2018-20, Leases (Topic 842) Narrow-scope Improvements for Lessors. Under this new transition method, we will apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this standard will result in the recognition of a lease liability and related right-of-use asset (at their present values) related to predominantly all of the annual minimum lease payments disclosed in Note 29 - Commitments and Contingencies. These balances will be materially adjusted for renewal options applied on the date of adoption relating to leases we plan to extend beyond the minimum term on the lease. We expect the adoption of this standard will materially impact our consolidated balance sheet.

Note 2. Acquisitions

For the year ended December 31, 2018, we completed the following acquisitions:

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

The preliminary fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$(1,016)	$57,698
Inventories	97,305	(8,069)	89,236
Other current assets	14,910	(6,137)	8,773
Property and equipment	53,128	26,170	79,298
Identifiable intangible assets	70,057	(1,363)	68,694
Goodwill	64,950	(4,600)	60,350
Other assets	7,283	(2,993)	4,290
Total assets	$366,347	$1,992	$368,339
Accounts payable	29,512	(6,097)	23,415
Current maturities of long-term debt	17,278	803	18,081
Other current liabilities	27,595	4,041	31,636
Long-term debt	47,369	5,129	52,498
Other liabilities	17,735	(805)	16,930
Non-controlling interest	(184)	235	51
Total liabilities	$139,305	$3,306	$142,611
Purchase price:
Cash consideration, net of cash acquired	$169,002	$(1,314)	$167,688
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(1,314)	$225,728

Preliminary goodwill of $60.4 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include customer relationships, tradenames, patents and software and will be amortized over a preliminary estimated weighted average amortization period of 16 years. Acquisition-related costs of $8.1 million were expensed as incurred and are included in SG&A expense in our accompanying consolidated statements of operations for the year ended December 31, 2018. The contingent consideration relating to the A&L acquisition was based on underlying business performance through June 2018 and was paid in the third quarter of 2018 in the amount of $3.7 million. The gain on previously held shares relates to the remeasurement of our existing 50% ownership interest to fair value for one of the recent acquisitions. Since their dates of acquisition, the cumulative net revenues and net loss of our 2018 acquisitions were $508.9 million and $26.8 million, respectively. In December 2018, upon further analysis of the purchase price allocation accounting for the ABS acquisition, we recorded a measurement period adjustment to reverse a $11.4 million previously amortized inventory step-up which had been recorded in the initial purchase price allocation for ABS. This amount had previously been amortized to cost of sales during the second quarter. The impact of this adjustment was an increase in goodwill attributed to our acquisition of ABS and a decrease in cost of sales in the fourth quarter of $11.4 million. Further, we reclassified purchased finished goods to raw materials in order to conform ABS’s classification with our existing inventory accounting policy.

We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.

During the second and third quarters of 2017, we completed three acquisitions for total consideration of approximately $131.7 million, net of cash acquired. The excess purchase price over the fair value of net assets acquired of $25.1 million and $46.7 million was allocated to goodwill and intangible assets, respectively. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and represents operational efficiencies and sales synergies, and $14.2 million is expected to be tax-deductible. The intangible assets include tradenames, software, and customer relationships and will be amortized over an estimated weighted average amortization period of 18 years. There were $1.8 million of acquisition-related costs included in SG&A expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. In 2017, the measurement period adjustment reduced the preliminary allocation of goodwill by $23.6 million and increased the preliminary allocation of property and equipment, intangible assets, and cash consideration, net of cash acquired by $16.7 million, $16.3 million and $7.7 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2018, the measurement period adjustment increased the preliminary allocation of goodwill by $0.9 million with the offset primarily to working capital accounts. The purchase price allocation was considered completed within the appropriate remeasurement period for all three acquisitions.

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

Note 3. Discontinued Operations and Divestitures

Our discontinued operations consisted primarily of our Silver Mountain resort and real estate located in Idaho which was sold in November 2016 and was included in our Corporate and unallocated cost segment’s assets presented in the accompanying consolidated financial statements. The results of these operations have been removed from the results of continuing operations for all periods presented. As of December 31, 2016, there were no remaining assets or liabilities of discontinued operations separately presented in the consolidated balance sheets.

The results of discontinued operations including the loss on sale of discontinued operations are summarized as follows for the years ended December 31:

(amounts in thousands)	2018	2017	2016
Net revenues	$—	$—	$7,593
Loss before tax and non-controlling interest	—	—	(3,513)
Loss from discontinued operations, net of tax	—	—	(3,324)

Note 4. Accounts Receivable

We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral. One window and door customer from our North America segment represents 14.2%, 16.8% , and 16.3% of net revenues in 2018, 2017, and 2016, respectively.

The following is a roll forward of our allowance for doubtful accounts as of December 31:

(amounts in thousands)	2018	2017	2016
Balance as of January 1,	$(4,446)	$(3,839)	$(3,664)
Acquisitions (Note 2)	(1,668)	(268)	(755)
Additions charged to expense	(2,470)	(1,227)	(410)
Deductions	2,210	1,260	1,057
Currency translation	384	(372)	(67)
Balance at period end	$(5,990)	$(4,446)	$(3,839)

Note 5. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	2018	2017
Raw materials	$371,168	$283,772
Work in process	42,822	35,734
Finished goods	99,248	85,847
Total inventories	$513,238	$405,353
The increase in inventories was due primarily to our recent acquisitions. For further information, see Note 2 - Acquisitions.

Note 6. Other Current Assets

(amounts in thousands)	2018	2017
Prepaid assets	$30,974	$22,782
Refundable income taxes	9,677	4,234
Fair value of derivative instruments (Note 27)	8,234	2,235
Other	76	1,152
Total other current assets	$48,961	$30,403

Note 7. Property and Equipment, Net

(amounts in thousands)	2018	2017
Land improvements	$34,060	$33,026
Buildings	501,659	468,355
Machinery and equipment	1,306,555	1,237,915
Total depreciable assets	1,842,274	1,739,296
Accumulated depreciation	(1,138,898)	(1,106,913)
	703,376	632,383
Land	69,188	68,312
Construction in progress	70,839	56,016
Total property and equipment, net	$843,403	$756,711

We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $1.1 million, $1.5 million and $3.0 million during the years ended December 31, 2018, 2017 and 2016 respectively.

The effect on our carrying value of property and equipment due to currency translations for foreign assets was a decrease of $23.1 million and an increase of $27.9 million for the years ended December 31, 2018 and 2017, respectively.

In November 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that is accounted for under the build-to-suit guidance contained in ASC 840, Leases. The lease commenced upon completion of construction in February 2018. Since we were involved in the construction of structural improvements prior to the commencement of the lease and took some level of construction risk, we were considered the accounting owner of the assets and land during the construction period. Further, since certain terms of the lease do not meet normal sale-leaseback criteria, we are considered the accounting owner after the construction period as well. During the first quarter of 2018, we recorded $20.0 million of build-to-suit assets included in property and equipment, net, and set up a corresponding financial obligation of $20.4 million included in long-term debt in the accompanying consolidated balance sheet. In the second quarter of 2018, we received a tenant improvement allowance, increasing long-term debt by $4.2 million. The build-to-suit asset is being depreciated over its estimated useful life and lease payments are being applied as debt service against the liability.

Depreciation expense was recorded as follows:

(amounts in thousands)	2018	2017	2016
Cost of sales	$85,357	$78,975	$78,608
Selling, general and administrative	8,699	7,835	7,839
Total depreciation expense	$94,056	$86,810	$86,447

Note 8. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2016	$187,376	$229,977	$69,567	$486,920
Acquisitions	30,251	8,569	8,934	47,754
Acquisition remeasurements	(16,504)	(2,734)	(4,376)	(23,614)
Currency translation	437	32,350	5,216	38,003
Balance as of December 31, 2017	$201,560	$268,162	$79,341	$549,063
Acquisitions - preliminary allocation	17,645	30,167	17,138	64,950
Acquisition remeasurements	4,881	(3,317)	(5,227)	(3,663)
Currency translation	(524)	(15,324)	(8,560)	(24,408)
Balance as of December 31, 2018	$223,562	$279,688	$82,692	$585,942

We have recorded impairments in prior periods related to the divestiture of certain operations. Cumulative impairments of goodwill totaled $1.6 million at December 31, 2018, 2017 and 2016.

In accordance with current accounting guidance, we identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We performed our annual impairment assessment during the beginning of the December fiscal month of 2018. The excess of the fair value of our reporting units over their respective carrying values for the three reporting units exceeded 16%. No impairment loss was recorded in 2018, 2017 or 2016.

Note 9. Intangible Assets, Net

Changes in the carrying amount of intangible assets were as follows for the periods indicated:

(amounts in thousands)
Balance as of December 31, 2016	$115,725
Acquisitions	30,430
Acquisition remeasurements	16,282
Additions, (net of $137 write-offs)	12,719
Amortization	(15,896)
Currency translation	7,053
Balance as of December 31, 2017	$166,313
Acquisitions	70,057
Acquisition remeasurements	(1,363)
Additions, (net of $172 write-offs)	24,553
Amortization	(22,208)
Currency translation	(11,799)
Balance as of December 31, 2018	$225,553

The cost and accumulated amortization values of our intangible assets were as follows as of December 31:

(amounts in thousands)	2018
	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$134,999	$(45,418)	$89,581
Software	62,147	(14,053)	48,094
Trademarks and trade names	57,513	$(5,050)	$52,463
Patents, licenses and rights	47,804	(12,389)	35,415
Total amortizable intangibles	$302,463	$(76,910)	$225,553

(amounts in thousands)	2017
	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$105,485	$(38,210)	$67,275
Software	35,191	(10,814)	24,377
Trademarks and trade names	38,600	(3,544)	35,056
Patents, licenses and rights	47,385	(7,780)	39,605
Total amortizable intangibles	$226,661	$(60,348)	$166,313
We have capitalized $20.2 million and $8.2 million in 2018 and 2017, respectively, relating to the application development stage for the implementation of our global ERP system.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

(amounts in thousands)	2018	2017	2016
Amortization expense	$22,208	$15,896	$12,733

Estimated future amortization expense (amounts in thousands):

2019	$23,510
2020	24,045
2021	23,001
2022	21,981
2023	20,379
Thereafter	112,637
$225,553

Note 10. Other Assets

(amounts in thousands)	2018	2017
Customer displays	$15,069	$12,702
Deposits	6,627	3,640
Long-term notes receivable	4,902	4,984
Overfunded pension benefit obligation	1,517	1,903
Other prepaid expenses	5,331	1,869
Other long-term accounts receivable	1,451	1,556
Debt issuance costs on unused portion of revolver facility	1,552	2,045
Long-term taxes receivable	800	—
Investments (Note 11)	366	33,187
Total other assets	$37,615	$61,886

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

Domestic debt issuance costs associated with revolving credit facilities are capitalized and amortized according to the effective interest rate method over the life of the new debt agreements. Non-cash additions are disclosed in Note 31 - Supplemental Cash Flow Information. Customer displays are amortized over the life of the product line and $9.0 million, $8.6 million and $8.8 million of amortization is included in total depreciation and amortization in SG&A expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Prior period balances in the table above have been reclassified to conform to current-period presentation.

Note 11. Investments

As of December 31, 2018, our investments consist of six investments accounted for under the cost method. As of December 31, 2017, our investments consisted primarily of a 50% owned investment that was accounted for under the equity method as well as eight investments accounted for under the cost method. During the first quarter of 2018, we purchased the remaining outstanding shares of that entity, and we recognized a gain of $20.8 million on the previously held shares. This investment is now eliminated in consolidation.

A summary of our equity and cost method investments, which are included in other assets in the accompanying consolidated balance sheets, is as follows:

(amounts in thousands)	Equity	Cost	Total
Ending balance, December 31, 2016	$29,106	$370	$29,476
Equity earnings	3,639	—	3,639
Additions	—	6	6
Other	—	66	66
Ending balance, December 31, 2017	$32,745	$442	$33,187
Equity earnings	738	—	738
Acquired equity method investment	(33,483)	—	(33,483)
Other	—	(76)	(76)
Ending balance, December 31, 2018	$—	$366	$366
Net loans and advances to affiliates at
December 31, 2017	$720	$—	$720
December 31, 2018	$—	$—	$—

The combined financial position and results of operations for the equity method investment as of December 31 is summarized below:

(amounts in thousands)	2018	2017
Assets
Current assets	$—	$96,127
Non-current assets	—	23,539
Total assets	$—	$119,666

Liabilities
Current liabilities	$—	$18,151
Non-current liabilities	—	35,632
Total liabilities	—	53,783
Net worth	$—	$65,883

(amounts in thousands)	2018	2017	2016
Net sales	$91,234	$354,964	$314,036
Gross profit	18,261	74,399	66,417
Net income	1,752	6,870	7,750
Adjustment for profit (loss) in inventory	(138)	204	(84)
Net income attributable to Company	738	3,639	3,791

Sales to affiliates totaled $16.5 million in 2018, $59.3 million in 2017 and $61.7 million in 2016 and purchases from affiliates totaled $1.0 million, $4.0 million and $3.5 million for 2018, 2017 and 2016, respectively.

No impairments were recorded during fiscal years 2018, 2017, or 2016.

Note 12. Accrued Payroll and Benefits

(amounts in thousands)	2018	2017
Accrued vacation	$48,742	$49,398
Accrued payroll and commissions	23,746	16,421
Accrued bonuses	11,035	16,487
Accrued payroll taxes	11,214	15,974
Other accrued benefits	10,325	13,623
Non-U.S. defined contributions and other accrued benefits	9,722	10,309
Total accrued payroll and benefits	$114,784	$122,212

Note 13. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2018	2017
Current portion of legal claims provision	$79,356	$4,137
Accrued sales and advertising rebates	69,199	73,585
Accrued expenses	25,434	23,530
Non-income related taxes	21,643	19,996
Current portion of warranty liability (Note 14)	20,529	19,547
Current portion of accrued claim costs relating to self-insurance programs	12,319	12,866
Current portion of deferred revenue (Note 21)	9,854	9,970
Current portion of restructuring accrual (Note 24)	6,635	7,162
Current portion of accrued income taxes payable	2,128	10,962
Accrued interest payable	2,016	1,945
Current portion of derivative liability (Note 27)	1,161	2,905
Total accrued expenses and other current liabilities	$250,274	$186,605

In the table above, the legal claims provision balance in the current period relates primarily to the $76.5 million litigation contingency associated with the ongoing antitrust and trade secrets litigation with Steves & Sons, Inc. For further information regarding this litigation, see Note 29 - Commitments and Contingencies.

The accrued sales and advertising rebates, accrued interest payable, and non-income related taxes can fluctuate significantly period over period due to timing of payments.

Prior period balances in the table above have been reclassified to conform to current-period presentation.

Note 14. Warranty Liability

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

An analysis of our warranty liability is as follows:

(amounts in thousands)	2018	2017	2016
Balance as of January 1	$46,256	$45,398	$44,891
Current period expense	21,822	17,674	17,992
Liabilities assumed due to acquisition	1,550	95	—
Experience adjustments	1,227	(614)	(3,846)
Payments	(23,410)	(17,255)	(13,527)
Currency translation	(977)	958	(112)
Balance at period end	46,468	46,256	45,398
Current portion	(20,529)	(19,547)	(18,240)
Long-term portion	$25,939	$26,709	$27,158

The most significant component of our warranty liability is in the North America segment, which totaled $40.9 million at December 31, 2018 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million.

Note 15. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	December 31, 2018 Interest Rate	December 31, 2018	December 31, 2017
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.25% - 4.80%	474,058	440,568
Installment notes	1.90% - 8.10%	98,914	10,290
Revolving credit facilities	3.94% - 4.02%	85,000	—
Mortgage notes	1.65%	30,375	33,517
Installment notes for stock	3.50% - 5.50%	962	1,944
Unamortized debt issuance costs		(11,417)	(12,616)
		1,477,892	1,273,703
Current maturities of long-term debt		(54,930)	(8,770)
Long-term debt		$1,422,962	$1,264,933

Maturities by year:
2019	$54,930
2020	15,223
2021	20,063
2022	94,968
2023	43,247
Thereafter	1,249,461
$1,477,892

Summaries of our outstanding debt agreements as of December 31, 2018 are as follows:
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

Term Loans
U.S. Facility - In November 2016, we borrowed $375.0 million, and refinanced and amended certain terms and provisions of the Term Loan Facility. The proceeds, along with cash on hand and borrowings on our ABL Facility, were used to fund a distribution to shareholders and holders of equity awards. We incurred $8.1 million of debt issuance costs related to this amendment.
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
In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes, which resulted in a principal balance of $440.0 million. In connection with the debt extinguishment, we expensed the related unamortized original discount of $5.9 million, unamortized debt issuance costs of $15.4 million, and bank fees of $1.7 million as a loss on extinguishment of debt in our consolidated statements of operations.
The re-priced term loans were offered at par, will mature in December 2024 (extended from July 2022), and bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modifies other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, and conforming to certain terms and provisions of the Senior Notes. This amendment requires that 0.25% (or $1.1 million) of the aggregate principal amount be repaid quarterly prior to the final maturity date. The facility is secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments, and we incurred $0.7 million of debt issuance costs related to this amendment, which are being amortized to interest expense over the life of the facility using the effective interest method. At December 31, 2018, the outstanding principal balance under the facility was $435.6 million.
In February 2019, the Company purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150 million of its term loans. The caps become effective March 29, 2019 and expire December 31, 2021.
Australia Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility with a base rate of BBSY plus a margin ranging from 1.00% to 1.10% which matures in February 2023. We pay a commitment fee of 1.25% on the unused portion of the facility. This facility is secured by guarantees of JWA and had an outstanding principal balance of $35.2 million as of December 31, 2018.
Other Acquired Facilities - We acquired a $11.6 million term loan facility associated with our ABS acquisition, as well as $9.6 million in various term loan facilities associated with our Domoferm acquisition. As of December 31, 2018, we have closed the ABS facility with no outstanding borrowings and have $2.9 million outstanding under the Domoferm term loan facilities.
Revolving Credit Facilities
ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our $300.0 million ABL Facility. The facility will mature in December 2022 (extended from October 2019) and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. This amendment also made certain adjustments to the borrowing base and modified other terms and provisions, including providing for additional covenant flexibility and additional flexibility under the facility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility. In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt in our consolidated statements of operations. Debt issuance costs related to the ABL Facility are reclassified to other assets in the consolidated balance sheets, in proportion to the commitment amount, less loan utilization. In December 2018, we amended this facility, providing for a $100.0 million increase in the U.S. revolving credit commitments.
Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable and eligible inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments under the facility. As of December 31, 2018, we had $85.0 million in borrowings, $39.2 million in letters of credit and $208.6 million available under the ABL Facility.
The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies.
Australia Senior Secured Credit Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to provide for an AUD $15.0 million floating rate revolving loan facility, an AUD $12.0 million interchangeable facility for guarantees and letters of credit, an AUD $7.0 million electronic payaway facility, an AUD $2.5 million asset finance facility, an AUD $1.0 million commercial card facility and an AUD $5.0 million overdraft line of credit. Apart from the AUD $55.0 million floating rate term loan facility mentioned above, the Australia Senior Secured Credit Facility matures in June 2019. Loans under the revolving loan facility bear interest at BBSY plus a margin of 0.75%, and a line fee of 1.15% is also paid on the revolving facility limit. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit. At December 31, 2018, we had AUD $15.0 million (or $10.6 million) available under the revolving loan facility, AUD $1.9 million (or $1.3 million) under the interchangeable facility, AUD $7.0 million (or $4.9 million) under the electronic payaway facility, AUD $0.6 million (or $0.4 million) under the asset finance facility, AUD $0.8 million (or $0.6 million) under the commercial card facility and AUD $5.0 million (or $3.5 million) available under the overdraft line of credit. The credit facility is secured by guarantees of the subsidiaries of JWA, fixed and floating charges on the assets of the JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Euro Revolving Facility - In January 2015, we entered into the Euro Revolving Facility, a €39 million revolving credit facility, which included an option to increase the commitment by an amount of up to €10 million, with a syndicate of lenders and Danske Bank A/S, as agent. Loans under the Euro Revolving Facility bore interest at an IBOR, specific to the borrowing currency, (subject to a floor of 0.00%), plus a margin of 2.50%. A commitment fee of 1.00% was paid on the unutilized amount of the facility. As of December 31, 2018, we had no outstanding borrowings, €0.6 million (or $0.6 million) of bank guarantees outstanding, and €38.4 million (or $44.0 million) available under this facility. The facility required JELD-WEN ApS to maintain certain financial ratios, including a maximum ratio of senior leverage to Adjusted EBITDA (as calculated therein), and a minimum ratio of Adjusted EBITDA (as calculated therein) to net finance charges. In addition, the facility had various non-financial covenants including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of default and remedies. In January 2019, we did not extend the Euro Revolving Facility and allowed it to expire due to our strong cash position in Europe and expenses and restrictions associated with this facility.
Other Acquired Facilities - We acquired a $45.0 million revolving credit facility associated with our ABS acquisition and €8.5 million in various overdraft facilities associated with our Domoferm acquisition. As of December 31, 2018, we have closed these facilities and have no outstanding borrowings.
At December 31, 2018, we had combined borrowing availability of $263.2 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of December 31, 2018, we had DKK 198.2 million (or $30.4 million) outstanding under these notes.
Installment Notes – Installment notes represent insurance premium financing, capitalized lease obligations, and loans secured by equipment. During 2018, we acquired $11.0 million in various installment notes associated with our Domoferm and A&L acquisitions. These notes mature between 2019 and 2022, with both fixed and variable interest rates which range from 1.90% to 4.87%. At December 31, 2018, we had $98.9 million outstanding in installment notes, including $9.0 million from the notes acquired with the Domoferm and A&L acquisitions. The increase in installment notes during 2018 was primarily due to the addition of the build-to-suit lease in the first quarter (Note 7 - Property and Equipment, Net), and the addition of equipment and software financing that was entered into during the second, third and fourth quarters. Maturities of installment notes range from 2019 to 2035.
Installment Notes for Stock – We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount, with payments through 2020. As of December 31, 2018, we had $1.0 million outstanding under these notes.
As of December 31, 2018, we were in compliance with the terms of all of our credit facilities.

Note 16. Deferred Credits and Other Liabilities

Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2018	2017
Warranty liability (Note 14)	$25,939	$26,709
Headquarter lease liability (Note 7)	—	19,860
Uncertain tax positions (Note 17)	18,951	14,519
Workers' compensation claims accrual	14,977	14,179
Other liabilities	8,971	9,444
Restructuring accrual (Note 24)	2,005	3,877
Over-market lease liabilities	1,126	2,142
Deferred income	69	609
Long term accrued income taxes payable (Note 17)	—	11,275
Total deferred credits and other liabilities	$72,038	$102,614

The over-market lease liabilities relate to our Melton operations in the U.K. and the related market value lease payments are included in the minimum annual lease payments schedule. The non-cash impact to expense of the change in the lease liability for the discount factor is reported in other income (expense) in the consolidated statements of operations and totaled $0.5 million in each of the years ended 2018, 2017 and 2016.

The headquarter lease liability related to our build-to-suit arrangement and as of December 31, 2017, we recorded a financial obligation of $19.9 million, including accrued interest. During the first quarter of 2018, this amount was reclassified to long-term debt. For further information on this arrangement, see Note 7 - Property and Equipment, Net and Note 15 - Long Term Debt.

The long term accrued income taxes payable related to a one-time deemed repatriation tax of $11.3 million as of December 31, 2017. Due to changes in our provisional estimates related to the Tax Act this amount was adjusted to zero, in the fourth quarter of 2018. See Note 17 - Income Taxes for further information.

Note 17. Income Taxes

Income (loss) before taxes, equity earnings and discontinued operations was comprised of the following for the years ended December 31:

(amounts in thousands)	2018	2017	2016
Domestic (loss) income	$(1,679)	$(7,346)	$25,042
Foreign income	137,256	153,101	105,278
Total income before taxes, equity earnings	$135,577	$145,755	$130,320

Our foreign income is primarily driven by our subsidiaries in Australia, Canada and the U.K. The statutory tax rates are 30%, 27% and 19% respectively.

Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2018	2017	2016
Federal	$(9,760)	$11,699	$1,015
State	764	667	72
Foreign	35,714	29,461	18,274
Current taxes	26,718	41,827	19,361

Federal	(23,475)	60,618	(164,765)
State	(12,847)	27,241	(74,882)
Foreign	1,646	8,917	(26,108)
Deferred taxes	(34,676)	96,776	(265,755)
Total (benefit) provision for income taxes	$(7,958)	$138,603	$(246,394)

On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 and 2018 results and may continue to materially affect our financial results in the future as regulations continue to be finalized. The direct impacts recorded as provisional estimates in 2017 were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in an estimated additional tax expense totaling approximately $21.1 million. Our provisional estimate of the one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. During the fourth quarter of 2017, the Company undertook certain transactions which premised the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a provisional estimate of the effects of certain steps completed in 2017 as well as further steps premised to be completed in 2018 which would have retroactive effect into 2017 resulting in a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.

As of December 31, 2018, we have completed our accounting for the income tax effects of the Tax Act as of the enactment date. As further discussed below, we recognized a tax benefit of $40.2 million in 2018 which effectively reduced the net charges recorded at December 31, 2017. These adjustments were accounted for as a component of income tax expense from continuing operations. The specific adjustments recorded were (i) an increase to the tax expense recorded related to the revaluation of our net deferred tax assets from $21.1 million to $55.3 million resulting in an additional charge to 2018 earnings of $34.2 million, (ii) a reduction of the estimate of the one-time deemed repatriation tax from $11.3 million to zero resulting in a tax benefit recorded in 2018 earnings of $11.3 million, (iii) a reduction of the additional tax expense recorded related to the premised repatriation of funds from foreign subsidiaries from $65.8 million to $2.7 million resulting in a tax benefit recorded in 2018 earnings of $63.1 million.

The completion of the Company’s accounting for the enactment of the Tax Act reflects, among other things, (i) the issuance of guidance by the U.S. Treasury regarding provisions of the Tax Act, (ii) certain elections and accounting policy decisions pursuant to the Tax Act, (iii) adjustments to historic foreign earnings and profits or the associated tax credit pools which are significant factors in the calculation of the repatriation tax, and (iv) changes in interpretations and assumptions that we have made. We note that final guidance and regulations surrounding the implementation of all provisions in the Tax Act have not been issued to date. This guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our financial statements.

Further, the Tax Act subjects a U.S. shareholder to current U.S. tax on GILTI earned by certain foreign subsidiaries. GILTI had a material effect on our effective tax rate in 2018 and will likely continue to have such an effect in future periods. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred.

The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2018, were the adjustments related to the provisional amounts of the income tax effects of the Tax Act and the additional release of valuation allowances, primarily in the U.S. The significant components of the deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2017, was the revaluation of our U.S. deferred tax assets under the Tax Act and the increases in valuation allowances for deferred tax assets, primarily in the U.S.

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2018		2017		2016
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$28,471	21.0	$51,015	35.0	$45,612	35.0
State income tax, net of federal benefit	(1,294)	(1.0)	(4,784)	(3.3)	221	0.2
Nondeductible expenses	1,097	0.8	1,950	1.3	1,797	1.4
Acquisition of ABS	(10,189)	(7.5)	—	—	—	—
Equity based compensation	54	—	(12,718)	(8.7)	826	0.6
Deferred benefit on acquisitions	—	—	(6,201)	(4.2)	—	—
Foreign tax rate differential	3,426	2.5	(17,959)	(12.3)	(12,237)	(9.4)
Tax rate differences and credits	96,231	71.0	(91,109)	(62.5)	382	0.3
Uncertain tax positions	5,443	4.0	736	0.5	406	0.3
Foreign source dividends and deemed inclusions	17,657	13.0	86,119	59.1	1,992	1.5
Valuation allowance	(85,876)	(63.3)	98,156	67.3	(282,616)	(216.9)
IRS audit adjustments	—	—	(699)	(0.5)	113	0.1
Prior year correction	—	—	—	—	(1,392)	(1.1)
U.S. Tax Reform	(62,836)	(46.3)	32,414	22.2	—	—
Other	(142)	(0.1)	1,683	1.2	(1,498)	(1.1)
Effective rate for continuing operations	$(7,958)	(5.9)	$138,603	95.1	$(246,394)	(189.1)
Effective rate including discontinued operations	$(7,958)	(5.9)	$138,603	95.1	$(246,394)	(189.1)

In the current period, we recorded a tax benefit of $40.2 million to revise the provisional estimates recorded under the Tax Act. Included in the “U.S. Tax Reform” line in the reconciliation of tax expense above is comprised of tax benefit of $11.3 million for the reduction of the estimated one-time deemed repatriation tax, tax benefit of $85.7 million attributed to the restoration of the Company’s net operating losses, offset by tax expense of $34.2 million for the revaluation of our deferred tax assets. The remaining tax expense is comprised of: additional tax expense of $97.6 million for the reduction of foreign tax credits included in “Tax rate differences and credits”, offset by tax benefit of $75.0 million included above as “Valuation allowance”.

We recorded a benefit of $10.2 million related to certain tax effects of ABS transitioning to a wholly-owned subsidiary and the tax effects of the gain recognized on the acquisition.

For the year ended December 31, 2017, we recorded provisional estimates of the items directly impacted by the Tax Act within the “U.S. Tax Reform” line in the reconciliation of tax expense above. The tax charge of $32.4 million is comprised of (i) the repricing our U.S. deferred tax balances of $21.1 million from 35% to 21%, and (ii) one-time deemed repatriation tax of $11.3 million. As previously, discussed, certain other transactions undertaken by the Company in the fourth quarter of 2017 were indirectly impacted by the Tax Act and the measurement periods as outlined therein. The provisional estimates of the following amounts are included in the Company’s tax expense for the year: additional tax expense of $85.5 million included as “Foreign Source Dividends”, a tax benefit of $90.8 million included as “Tax rate differences and credits”, and additional tax expense of $71.1 million included as “Valuation allowance” above.

We recorded a benefit of $0.7 million and a charge of $0.1 million in 2017 and 2016, respectively, as a result of favorable audit settlements in the U.S., which allowed the use of tax attributes that previously had a valuation allowance reserve.

We recorded a tax benefit of $6.2 million primarily relating to the change in disposition for certain intellectual property in the “Deferred benefit on acquisitions” line and a corresponding tax charge in the same amount in the “Valuation allowance” line, resulting in no impact to the effective rate for continuing operations in 2017. We did not incur or recognize tax expense or benefit associated with these categories in 2018.

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

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2018	2017
Allowance for doubtful accounts and notes receivable	$1,573	$1,102
Employee benefits and compensation	50,665	54,961
Net operating loss and tax credit carryforwards	214,828	292,957
Inventory	5,920	4,125
Deferred credits	635	889
Accrued liabilities and other	38,526	17,478
Gross deferred tax assets	312,147	371,512
Valuation allowance	(57,571)	(144,701)
Deferred tax assets	254,576	226,811
Depreciation and amortization	(58,441)	(42,632)
Investments and marketable securities	473	(9,702)
Deferred tax liabilities	(57,968)	(52,334)

Net deferred tax assets	$196,608	$174,477
Balance sheet presentation:
Long-term assets	$207,065	$183,726
Long-term liabilities	(10,457)	(9,249)
Net deferred tax assets	$196,608	$174,477

Impact of Divestitures and Acquisitions – As discussed in Note 2 - Acquisitions, we completed four acquisitions in fiscal year 2018 and three acquisitions in fiscal 2017 that impacted our income tax assets and liabilities. As discussed in Note 3 - Discontinued Operations and Divestitures, we sold the assets of our Silver Mountain resort and real estate development in Idaho, which closed on October 20, 2016.

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

Our valuation allowance was $57.6 million as of December 31, 2018, which represents a decrease of $87.1 million from December 31, 2017 and was allocated to continuing operations. The decrease in the valuation allowance primarily relates to the following: (i) a decrease of $75.0 million relating to the Company’s finalization of the accounting for the effects of the Tax Act, (ii) a decrease of $2.2 million due to expiring foreign tax credits, (iii) a decrease of $8.3 million for state net operating losses ("NOL") and credits due to the impact of increase in forecasted taxable income in the carry-forward period, and (iv) other changes to existing valuations totaling approximately $1.6 million for changes in current year earnings for certain other subsidiaries and foreign exchange.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), and projected taxable income in making this assessment. To fully utilize the NOL and tax credits carryforwards we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.

Our valuation allowance was $144.7 million as of December 31, 2017, which represents an increase of $104.6 million from December 31, 2016 and was allocated to continuing operations. The increase in the valuation allowance primarily related to the following: (i) an increase of $71.1 million relating to U.S. foreign tax credits generated in 2017 which constituted a portion of the provisional charge recorded to the enactment of the Tax Act, (ii) an increase of $28.3 million for state NOL and credits due to the impact of reductions in forecasted taxable income in the carry-forward period, (iii) a release of $2.0 million for our Canadian subsidiary due to its continued profitability in recent years, (iv) an increase of $6.7 million for our Australian subsidiary relating to certain deferred tax assets recognized on capital assets, and (v) other changes to existing valuations totaling approximately $0.5 million for changes in current year earnings for certain other subsidiaries and foreign exchange.

The following is the activity in our valuation allowance:

(amounts in thousands)	2018	2017	2016
Balance as of January 1,	$(144,701)	$(40,118)	$(318,480)
Valuation allowances established	(260)	—	(1,489)
Changes to existing valuation allowances	85,828	(105,453)	5,006
Release of valuation allowances	—	2,006	272,291
Currency translation	1,562	(1,136)	2,554
Balance as of December 31,	$(57,571)	$(144,701)	$(40,118)

There were no valuation allowances included in discontinued operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Loss Carryforwards – We reduced our income tax payments by utilizing NOL carryforwards of $172.1 million in 2018, $19.3 million in 2017 and $256.2 million in 2016. At December 31, 2018, our federal, state and foreign NOL carryforwards totaled $1,477.7 million, of which $85.6 million does not expire and the remainder expires as follows (amounts in thousands):

2019	$9,254
2020	2,771
2021	11,955
2022	15,871
Thereafter	1,352,261
Total loss carryforwards	$1,392,112

We utilized approximately $124.8 million of NOL carryforwards in the US in 2018; however, the deferred tax asset related to these NOLs actually increased due to the restoration of certain loss carryforwards upon the finalization of the accounting for effects of the Tax Act. We have revised the total amount of NOLs utilized in 2017 to reflect the reduced income recognized under the Tax Act. We utilized $1.2 million capital loss carryforwards in 2016. We did not utilize capital loss carryforwards in 2018 and 2017. At December 31, 2018, our capital loss carryforwards totaled $21.2 million. All of the capital losses are foreign and do not expire.

Section 382 Net Operating Loss Limitation – On November 20, 2017 and October 3, 2011, we had a change in ownership pursuant to Section 382 of the Internal Revenue Code of 1986 as amended (“Code”). Under this provision of the Code, the utilization of any of our NOL or tax credit carryforwards, incurred prior to the date of ownership change, may be limited. Analyses of the respective limits for each ownership change indicated no reason to believe the annual limitation would impair our ability to utilize our NOL carryforward or net tax credit carryforwards as provided. We have concluded the limitation under Section 382 should not prevent us from fully utilizing these historical NOLs.

Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & E credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	TOTAL
2019	$—	$—	$—	$—	$—	$—	$—
2020	—	—	12,975	—	—	—	12,975
2021	—	—	14,990	—	76	—	15,066
2022	—	—	1,061	—	1	—	1,062
2023	—	—	5,735	—	1,797	—	7,532
Thereafter	68	6,614	11,485	6,823	1,720	102	26,812
	$68	$6,614	$46,246	$6,823	$3,594	$102	$63,447

Earnings of Foreign Subsidiaries – Historically, the Company has not provided for US tax impacts of any unremitted earnings of its foreign subsidiaries. The Tax Act made significant changes to the taxation of undistributed foreign earnings, including that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time deemed repatriation tax in 2017. In its final analysis of the effects of the Tax Act, the Company provided for US income taxes on approximately $121.0 million of earnings of our foreign subsidiaries deemed to be repatriated. Beginning in 2018, the Tax Act provides for a 100% dividends received deduction for untaxed earnings received from most foreign corporations. The repatriation tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. Although dividend income is now generally exempt from U.S. federal income tax in the hands of U.S. corporate shareholders, the guidance of ASC 740-30 still applies to account for the tax consequences of outside basis differences and other tax impacts of investments in non-U.S. subsidiaries. Although likely not subject to U.S. federal taxation, there are limited other taxes that could continue to apply such as foreign income and withholding as well as certain state taxes.

The Company completed its evaluation of its indefinite reinvestment assertion as a result of the Tax Act during the fourth quarter of 2018. As of December 31, 2018, we have not recorded deferred tax liabilities or assets for the outside basis difference, as we have concluded that the unremitted earnings of our foreign subsidiaries are indefinitely reinvested with certain minor exceptions and do not anticipate the outside basis difference to reverse in the foreseeable future. We hold a combined book-over-tax outside basis difference of $202.5 million in our investment in foreign subsidiaries and may incur up to $5.7 million of local country income and withholding taxes in case of distribution of unremitted earnings.

Dual-Rate Jurisdiction – Estonia taxes the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The amount of undistributed earnings at December 31, 2018 and 2017 which, if distributed, would be subject to this tax was $68.1 million and $66.3 million, respectively. During 2017, Latvia enacted a similar system in which an entity’s local earnings are not subject to tax until distributed. The amount of undistributed earnings at December 31, 2018 for our Latvian subsidiary which, if distributed, would be subject to a 20% corporate income tax rate is $19.9 million.

Tax Payments and Balances – We made tax payments of $49.7 million in 2018, $29.0 million in 2017 and $34.7 million in 2016 primarily for foreign liabilities. We received tax refunds of $3.3 million in 2018, $6.5 million in 2017and $7.9 million in 2016 primarily related to U.S., Sweden and Estonia. We recorded receivables for U.S. federal, foreign and state refunds of $9.7 million at December 31, 2018 and $4.2 million at December 31, 2017 which is included in other current assets on the accompanying consolidated balance sheets. We recorded payables for U.S. federal, foreign and state taxes of $2.1 million at December 31, 2018 and 11.0 million at December 31, 2017 which is included in accrued income taxes payable in the accompanying consolidated balance sheets. We recorded a non-current U.S. receivable of $0.8 million at December 31, 2018 and a non-current U.S. payables of $11.3 million at December 31, 2017, related to the one-time deemed repatriation tax liability. This is included in other assets and long term liabilities in the accompanying consolidated balance sheets.

Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2018	2017	2016
Balance as of January 1,	$14,519	$12,054	$11,634
Increase for tax positions taken during the prior period	2,620	252	359
Decrease for settlements with taxing authorities	(157)	(788)	—
Increase for tax positions taken during the current period	300	107	—
Currency translation	(707)	1,626	(345)
Balance at period end - unrecognized tax benefit	16,575	13,251	11,648
Accrued interest and penalties	2,376	1,268	406
	$18,951	$14,519	$12,054

Unrecognized tax benefits were $16.6 million, $13.3 million and $11.6 million at December 31, 2018, 2017 and 2016, respectively. The changes during the current period relate to the establishment of an uncertain tax positions for certain tax examinations offset by currency translation during the period. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.

A significant portion of our uncertain tax positions relates to the implementation of the Capacity Management Agreements within the European business (“CMA”) which took place in January 1, 2015. The CMA changed the manner in which we manage our manufacturing capacity and the distribution and sale of our products in Europe. The reorganization of our Europe segment was part of our review of our operations structure and management that began in 2014 and resulted in changes in taxable income for certain of our subsidiaries within that reportable segment. Effective January 1, 2015, our subsidiary JELD-WEN U.K. Limited (the “Managing Subsidiary”) entered into an agreement (the “Managing Agreement”) with several of our other subsidiaries in Europe (collectively, the “Operating Subsidiaries”). The Managing Agreement provides that the Managing Subsidiary will receive a fee from the Operating Subsidiaries in exchange for performing various management and decision-making services for the Operating Subsidiaries. As a result, the Managing Agreement shifts certain risks (and correlated benefits) from the Operating Subsidiaries to the Managing Subsidiary. In exchange, the Managing Subsidiary guarantees a specific return to each Operating Subsidiary on a before interest and taxes basis, commensurate with such Operating Subsidiary’s functions and risk profile. While there is no impact on the consolidated reporting of the Europe segment due to the Managing Agreement, there may be changes in taxable income of the Operating Subsidiaries. Therefore, we have reserved for a potential loss resulting from such uncertainty.

Included in the balance of unrecognized tax benefits as of December 31, 2018, 2017, and 2016, are $16.6 million, $13.3 million, and $11.6 million respectively, of tax benefits that, if recognized, would affect the effective tax rate. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.

We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2012 and forward. In the U.S., we are open to examination at the federal level for tax years 2013 and forward and at state and local jurisdictions for tax years 2013 and forward. We are under examination in the United Kingdom, Switzerland, the Czech Republic, Austria, Denmark, France, Germany, Indonesia and Latvia for tax years 2011 through 2017, and generally remain open to examination for other non-US jurisdictions for tax years 2012 forward.

Note 18. Segment Information

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-

cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing.

Prior year balances have been revised with the activity being adjusted through the “Net revenues from external customers - North America” line below. See detail in Note 1 - Description of Company and Summary of Significant Accounting Policies.
The following tables set forth certain information relating to our segments’ operations.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2018
Total net revenues	$2,462,268	$1,216,706	$681,160	$4,360,134	$—	$4,360,134
Intersegment net revenues	(1,281)	(905)	(11,245)	(13,431)	—	(13,431)
Net revenues from external customers	$2,460,987	$1,215,801	$669,915	$4,346,703	$—	$4,346,703
Depreciation and amortization	$71,945	$31,132	$17,730	$120,807	$4,293	$125,100
Impairment and restructuring charges	4,933	6,111	7,170	18,214	(886)	17,328
Adjusted EBITDA	278,975	129,202	91,172	499,349	(34,003)	465,346
Capital expenditures	57,805	25,369	12,146	95,320	23,380	118,700
Segment assets	$1,355,730	$902,684	$482,493	$2,740,907	$310,148	$3,051,055
Year Ended December 31, 2017
Total net revenues	$2,159,919	$1,045,036	$572,518	$3,777,473	$—	$3,777,473
Intersegment net revenues	(2,021)	(2,269)	(9,434)	(13,724)	—	(13,724)
Net revenues from external customers	$2,157,898	$1,042,767	$563,084	$3,763,749	$—	$3,763,749
Depreciation and amortization	$66,990	$27,979	$13,248	$108,217	$3,056	$111,273
Impairment and restructuring charges	8,471	3,592	(49)	12,014	1,042	13,056
Adjusted EBITDA	273,594	132,929	74,706	481,229	(43,616)	437,613
Capital expenditures	34,769	14,889	6,019	55,677	7,372	63,049
Segment assets	$1,207,539	$920,222	$447,734	$2,575,495	$287,445	$2,862,940
Year Ended December 31, 2016
Total net revenues	$2,153,154	$1,009,545	$517,990	$3,680,689	$—	$3,680,689
Intersegment net revenues	(3,843)	(816)	(9,088)	(13,747)	—	(13,747)
Net revenues from external customers	$2,149,311	$1,008,729	$508,902	$3,666,942	$—	$3,666,942
Depreciation and amortization	$68,207	$26,657	$8,944	$103,808	$4,187	$107,995
Impairment and restructuring charges	3,584	6,777	2,448	12,809	1,038	13,847
Adjusted EBITDA	251,831	122,574	59,519	433,924	(40,242)	393,682
Capital expenditures	39,775	14,991	21,610	76,376	3,121	79,497
Segment assets	$1,099,845	$751,749	$377,410	$2,229,004	$307,042	$2,536,046

Reconciliations of net income to Adjusted EBITDA are as follows:

	Years Ended December 31,
(amounts in thousands)	2018	2017	2016
Net income	$144,273	$10,791	$377,181
Loss from discontinued operations, net of tax	—	—	3,324
Equity earnings of non-consolidated entities	(738)	(3,639)	(3,791)
Income tax (benefit) expense	(7,958)	138,603	(246,394)
Depreciation and amortization	125,100	111,273	107,995
Interest expense, net (a)	70,818	79,034	77,590
Impairment and restructuring charges (b)	17,328	13,057	18,353
Gain on previously held shares of equity investment	(20,767)	—	—
Loss (gain) on sale of property and equipment	144	(299)	(3,275)
Share-based compensation expense	15,052	19,785	22,464
Non-cash foreign exchange transaction/translation loss (income)	8	(2,181)	5,734
Other non-cash items (c)	3,859	526	2,843
Other items (d)	117,933	47,000	30,585
Costs relating to debt restructuring and debt refinancing (e)	294	23,663	1,073
Adjusted EBITDA	$465,346	$437,613	$393,682

(a)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying consolidated statements of operations in the amount of $1 and $4,506 for the years ended December 31, 2017, and 2016, respectively. There were no charges for the year ended December 31, 2018. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 24 - Impairment and Restructuring Charges in our financial statements.

(c)
Other non-cash items include; (i) charges of $3,740 for the fair value adjustment to the inventory acquired as part of our Domoferm acquisitions in the year ended December 31, 2018; (ii) charges of $439 for the fair value adjustment to the inventory acquired as part of our Mattiovi acquisition in the year ended December 31, 2017; (iii) charges of $357 for the fair value adjustment to the inventory acquired as part of our Trend acquisition in the year ended December 31, 2016 and (iv) other non-cash items include charges of $2,153 for the out-of-period European warranty liability adjustment for the year ended December 31, 2016.

(d)
Other items not core to business activity include: (i) in the year ended December 31, 2018 (1) $76,500 in litigation contingency accruals, (2) $25,444 in legal costs, (3) $10,324 in acquisition costs, (4) $3,381 in costs related to the departure of the former CEO and CFO, and (5) $2,901 in entity consolidation and reorganization costs, and (6) $(5,396) in realized gain on hedges; (ii) in the year ended December 31, 2017 (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges, (3) $3,484 in acquisition costs, (4) $2,202 in secondary offering costs, (5) $754 in tax consulting fees (6) $678 in legal entity consolidation costs, (7) $649 in taxes related to equity-based compensation, (8) $578 in facility shut down costs, and (9) $(2,247) gain on settlement of contract escrow; and (iii) in the year ended December 31, 2016, (1) $20,695 in payments to holders of vested options and restricted shares in connection with the November 2016 dividend, (2) $3,721 of professional fees related to the IPO of our common stock, (3) $1,626 of acquisition costs, (4) $584 in legal costs associated with disposition of non-core properties, (5) $507 of dividend-related costs, (6) $500 of costs related to the recruitment of executive management employees, (7) $450 in legal costs, and (8) $346 in Dooria plant closure costs.

(e)
Includes non-recurring fees and expenses related to professional advisors, financial advisors and financial monitors retained in connection with the refinancing of our debt obligations. Included in the year ended December 31, 2017 is a loss on debt extinguishment of $23,262 associated with the refinancing of our term loan.

Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2018	2017	2016
Net revenues by location of external customer
Canada	$201,134	$219,877	$218,947
U.S.	2,228,102	1,904,754	1,893,728
South America (including Mexico)	34,422	35,280	34,518
Europe	1,240,234	1,063,344	1,035,398
Australia	634,976	530,521	476,251
Africa and other	7,835	9,973	8,100
Total	$4,346,703	$3,763,749	$3,666,942

Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment used in continuing operations is as follows for the years ended December 31,

(amounts in thousands)	2018	2017	2016
North America:
U.S.	$459,506	$402,338	$400,023
Other	24,911	25,876	25,371
	484,417	428,214	425,394

Europe	181,038	153,492	145,470

Australasia:
Australia	113,922	118,568	104,063
Other	10,297	7,818	8,259
	124,219	126,386	112,322
Corporate:
U.S.	53,729	48,619	21,465
Total property and equipment, net	$843,403	$756,711	$704,651

Note 19. Series A Convertible Preferred Shares

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

In October of 2016, the Board of Directors authorized $256.3 million in distributions to the holders of the 3,974,525 shares of Series A Stock (62,645,538 as-converted common shares) through participation in the $4.09 per share of Common Stock distribution (see Note 20 - Capital Stock). The Board of Directors authorized an additional distribution of $51.0 million to holders of Series A Stock representing dividends accruing between May 31, 2016 and November 3, 2016. Total distributions paid to holders of our Series A Stock were $306.7 million and were paid on or about November 3, 2016. Cumulative unpaid dividends were approximately $390.6 million at December 31, 2016. The Series A Stock and cumulative unpaid dividends converted into 64,211,172 shares of our common stock on February 1, 2017.

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

Note 20. Capital Stock

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

Common stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2018 and December 31, 2017 with a total original issuance value of $12.4 million.

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

On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs included in “other assets” as of December 31, 2016 were charged to equity upon completion of the IPO.

In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of Common Stock will be based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The term of the repurchase program extends through December 31, 2019. As of December 31, 2018, we repurchased 5,287,964 shares of our Common Stock at an average purchase price per share of $23.64.

Note 21. Revenue Recognition
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
Shipping and handling costs and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 14 - Warranty Liabilities). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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

We disaggregate revenues based on geographical location. See Note 18 - Segment Information for further information on disaggregated revenue.

Deferred Revenue – We record deferred revenue when we collect pre-payments from customers for performance obligations we expect to fulfill through future performance of a service or delivery of a product. We classify our deferred revenue based on our estimate as to when we expect to satisfy the related performance obligations. Current deferred revenues are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	2018
Balance as of January 1	$9,970
Increases due to cash received	74,936
Liabilities assumed due to acquisition	2,374
Revenue recognized during the period	(76,388)
Currency translation	(1,038)
Balance at period end	$9,854

Note 22. Earnings Per Share

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

The basic and diluted income (loss) per share calculations for the year ended December 31, are presented below:

(amounts in thousands, except share and per share amounts)	2018	2017	2016
Earnings per share basic:
Income from continuing operations	$143,535	$7,152	$376,714
Equity earnings of non-consolidated entities	738	3,639	3,791
Income from continuing operations and equity earnings of non-consolidated entities	144,273	10,791	380,505
Undeclared Series A Convertible Preferred Stock dividends	—	(10,462)	(65,667)
Series A Convertible Preferred Stock distributions and dividends paid	—	—	(307,279)
Deemed Dividend on Series A Convertible Preferred Stock from Settlement Agreement	—	—	(23,701)
Net loss attributable to non-controlling interest	(87)	—	—
Income (loss) attributable to common shareholders from continuing operations	144,360	329	(16,142)
Loss from discontinued operations, net of tax	—	—	(3,324)
Net income (loss) attributable to common shareholders	$144,360	$329	$(19,466)

Weighted average outstanding shares of common stock basic	104,530,572	97,460,676	17,992,879
Basic income (loss) per share
Income (loss) from continuing operations	$1.38	$0.00	$(0.90)
Loss from discontinued operations	0.00	0.00	(0.18)
Net income (loss) per share - basic	$1.38	$0.00	$(1.08)

(amounts in thousands, except share and per share amounts)	2018	2017	2016
Earnings per share diluted:
Net income attributable to common shareholders - basic and diluted	$144,360	$329	$(19,466)

Weighted average outstanding shares of common stock basic	104,530,572	97,460,676	17,992,879
Restricted stock units, performance share units and options to purchase common stock	1,830,085	4,001,459	—
Weighted average outstanding shares of common stock diluted	106,360,657	101,462,135	17,992,879
Dilutive income (loss) per share
Income (loss) from continuing operations	$1.36	$0.00	$(0.90)
Loss from discontinued operations	0.00	0.00	(0.18)
Net income (loss) per share - diluted	$1.36	$0.00	$(1.08)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	2018	2017	2016
Series A Convertible Preferred Stock	—	—	3,974,525
Common stock options	1,019,390	545,693	1,812,404
Class B-1 Common Stock Options	—	—	3,344,572
Restricted stock units	87,720	537	385,220
Performance share units	84,809	—	—

Note 23. Stock Compensation

Prior to the IPO, our Amended and Restated Stock Incentive Plan, (the “Stock Incentive Plan”), allowed us to offer common options, B-1 common options and common RSUs for the benefit of our employees, affiliate employees and key non-employees. Under the Stock Incentive Plan, we could award up to an aggregate of 2,761,000 common shares and 4,732,200 B-1 common shares. The Stock Incentive Plan provided for accelerated vesting of awards upon the occurrence of certain events. Through December 31, 2016, we issued 5,156,976 options and 385,220 RSUs under the Stock Incentive Plan.

In connection with our IPO, the Board adopted and our shareholders approved the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, (the “Omnibus Equity Plan”). Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our common stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).

Share-based compensation expense included in SG&A expenses totaled $15.1 million in 2018, $19.8 million in 2017 and $43.2 million in 2016. We recognized a windfall tax benefit of $12.7 million in 2017, which includes a benefit of $14.1 million in the U.S. offset by disallowances in our foreign subsidiaries of $1.4 million. There were no material related tax benefits for the years 2018 or 2016. As of December 31, 2018, there were $21.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

During the fourth quarter of 2016, we recorded $21.3 million of share-based compensation associated with cash payments to participants of our stock incentive plan. These payments consisted of $4.09 per vested common option, $6.96 per vested B-1 common option and $4.09 per restricted stock unit. In addition, we modified the terms of most unvested options, reducing the exercise prices by $4.09 and $6.96 for common and B-1 common options, respectively, resulting in additional share-based compensation expense of $0.9 million in 2016. Key assumptions used in valuing the option modification were as follows:

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

Key assumptions used in the valuation models were as follows for the years ended December 31:

	2018	2017	2016
Expected volatility	34.81% - 39.68%	37.36% - 42.83%	43.57% - 52.72%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.50 - 6.50	5.50 - 6.50	5.50 - 7.50
Weighted average grant date fair value	$12.98	$11.51	$17.84
Risk free rate	2.04% - 2.96%	1.83% - 2.19%	1.47% - 1.77%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2016	5,288,096	$19.06
Granted	367,400	37.12
Exercised	(245,014)	19.91
Forfeited	(253,506)	16.82
Balance as of December 31, 2016	5,156,976	$20.40
Issued upon conversion of class B-1 common stock	2,494,553	11.13
Granted	505,122	27.78
Exercised	(2,781,055)	11.67
Forfeited	(448,928)	15.01
Balance as of December 31, 2017	4,926,668	$14.56
Granted	838,912	32.16
Exercised	(1,548,484)	13.79
Forfeited	(884,391)	18.80
Balance as of December 31, 2018	3,332,705	$18.22	$7.2	6.3

Exercisable as of December 31, 2018	1,898,585	$13.37	$5.8	5.0

RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally 12 to 60 months from issuance. Once vested, the recipient will receive one share of common stock for each restricted stock unit. Prior to the IPO, the grant-date fair value per share used for RSUs was determined using the aggregate value of our common equity, as determined by a third-party valuation firm, as of the most recent calendar quarter-end and applying a 10% discount based upon reflecting the differential economic rights and preferences of the Preferred or the ESOP common shares relative to the common shares, with that amount rounded down to the nearest whole percent. After the IPO, the grant-date fair value per share used for RSUs was determined using the closing price of our common stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method. In February 2018, we granted 314,267 RSUs to our Chairman of the Board and interim CEO which vested daily through the first anniversary of the date of grant, subject to continuous employment. On June 30, 2018, 208,364 RSUs were forfeited at the end of his interim service.

The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding January 1, 2017	385,220	$22.00
Granted - non-employee directors	23,245	31.22
Granted - employee	342,727	28.73
Vested	(175,110)	18.40
Forfeited	(13,714)	26.02
Balance as of December 31, 2017	562,368	$27.51
Granted - non-employee directors	341,983	31.62
Granted - employee	424,944	27.15
Vested	(124,560)	25.21
Forfeited	(530,867)	29.69
Balance as of December 31, 2018	673,868	$28.07

PSUs – In the first quarter of 2018, we issued PSUs pursuant to the Omnibus Equity Plan. The PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of common stock for each vested PSU.

The number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) as compared to the TSR of the Russell 3000 index. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return and correlation matrix.

The following table represents PSU activity for the awarded shares at target performance measures.

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2017	—	$—
Granted - employee	193,763	31.60
Forfeited	(19,093)	33.31
Balance as of December 31, 2018	174,670	$31.41

Note 24. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our consolidated statements of operations.

In 2018, we recorded $7.2 million of charges in Australia related to plant consolidations and personnel restructuring. In Europe, we recorded $6.1 million of charges primarily related to personnel restructuring. In North America, we recorded $6.1 million of charges related to plant consolidations and personnel restructuring as well as exiting two leased corporate buildings offset by $2.1 million of reduction in expense due to a favorable tax ruling related to a prior divestiture.

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

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying consolidated statements of operations:

(amounts in thousands)	2018	2017	2016
Closed operations	$360	$1,479	$1,778
Continuing operations	870	—	1,203
Impairments	$1,230	$1,479	$2,981
Restructuring charges, net of fair value adjustment gains	16,098	11,577	10,866
Total impairment and restructuring charges	$17,328	$13,056	$13,847

Short-term restructuring accruals are recorded in accrued expenses and totaled $6.6 million and $7.2 million as of December 31, 2018 and December 31, 2017, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $2.0 million and $3.9 million as of December 31, 2018 and December 31, 2017, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
December 31, 2018
Severance and sales restructuring costs	$7,232	$11,767	$(13,646)	$5,353
Disposal of property and equipment	—	289	(289)	—
Lease obligations and other	3,807	4,043	(4,563)	3,287
Total	$11,039	$16,099	$(18,498)	$8,640
December 31, 2017
Severance and sales restructuring costs	$836	$9,492	$(3,096)	$7,232
Disposal of property and equipment	—	190	(190)	—
Lease obligations and other	4,183	1,895	(2,271)	3,807
Total	$5,019	$11,577	$(5,557)	$11,039
December 31, 2016
Severance and sales restructuring costs	$5,424	$7,448	$(12,036)	$836
Disposal of property and equipment	—	(71)	71	—
Lease obligations and other	3,083	3,489	(2,389)	4,183
Total	$8,507	$10,866	$(14,354)	$5,019

Note 25. Interest Expense

Interest expense is net of capitalized interest. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $1.8 million in 2018, $0.9 million in 2017 and $1.7 million in 2016. We made interest payments of $68.9 million in 2018, $66.1 million in 2017 and $73.9 million in 2016. Interest expense also includes debt issuance costs that are amortized using the effective interest method. We allocated interest expense to discontinued operations of $0.6 million in 2016.

Note 26. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying consolidated statements of operations:

(amounts in thousands)	2018	2017	2016
Foreign currency (gains) losses	$(10,196)	$10,426	$3,580
Legal settlement income	(7,541)	(2,456)	(9,671)
Pension benefit expense	6,975	12,616	12,738
Other items	(2,208)	(2,482)	(5,237)
Settlement of contract escrow	—	(2,247)	—
Total other (income) expense	$(12,970)	$15,857	$1,410

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

Note 27. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria thereafter, are also recognized in the consolidated statements of operations. See Note 28 - Fair Value Measurements for additional information on the fair value of our derivative assets and liabilities.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $127.3 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $72.1 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $185.3 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $7.8 million at December 31, 2018 and losses of $6.3 million, and $0.9 million at December 31, 2017, and 2016, respectively.

Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. During the fourth quarter of 2014, we entered into interest rate swap agreements to manage this risk. These interest rate swaps were set to mature in September 2019 with half of the $488.3 million amortized aggregate notional amount having become effective in September 2015, and the other half having become effective in September 2016. On July 1, 2015, we amended our Term Loan Facility, and we received an additional $480.0 million in long-term borrowings. In conjunction with the issuance of the incremental term loan debt, we entered into additional interest rate swap agreements to manage our increased exposure to the interest rate risk associated with variable rate long-term debt. The additional interest rate swaps were set to mature in September 2019 with half of the $426.0 million aggregate notional amount having become effective in June 2016 and the other half having become effective in December 2016. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 15 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which will be amortized as interest expense over the life of the original interest rate swaps. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $1.3 million and $3.4 million at December 31, 2018 and 2017, respectively.

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

We recorded $2.1 million, $8.9 million and $5.0 million of interest expense deriving from the interest rate swaps during the years ended December 31, 2018, 2017, and 2016 respectively.

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

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$8,234	$2,235

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,161	$2,905

Note 28. Fair Value of Financial Instruments

We record financial assets and liabilities at fair value based on FASB guidance related to fair value measurements. The guidance requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Quoted market-based inputs or unobservable inputs that are corroborated by market data.
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	2018
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(a)
Assets:
Cash equivalents	$30	$30	$—	$30	$—	$—
Derivative assets, recorded in other current assets	8,234	8,234	—	8,234	—	—
Pension plan assets:
Cash and short-term investments	7,254	7,254	—	7,254	—	—
U.S. Government and agency obligations	24,622	24,622	24,622	—	—	—
Corporate and foreign bonds	90,490	90,490	—	90,490	—	—
Asset-backed securities	—	—	—	—	—	—
Equity securities	22,378	22,378	22,378	—	—	—
Mutual funds	60,099	60,099	—	60,099	—	—
Common and collective funds	110,596	110,596	—	—	—	110,596
Liabilities:
Senior notes	$800,000	$692,000	$—	$692,000	$—	$—
Term loans	474,058	455,545	—	455,545	—	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,161	1,161	—	1,161	—	—

	2017
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(a)
Assets:
Cash equivalents	$44,091	$44,091	$—	$44,091	$—	$—
Derivative assets, recorded in other current assets	2,235	2,235	—	2,235	—	—
Pension plan assets:
Cash and short-term investments	17,859	17,859	—	17,859	—	—
U.S. Government and agency obligations	25,122	25,122	25,122	—	—	—
Corporate and foreign bonds	98,432	98,432	—	98,432	—	—
Asset-backed securities	839	839	—	839	—	—
Equity securities	32,444	32,444	32,444	—	—	—
Mutual funds	80,352	80,352	—	80,352	—	—
Common and collective funds	100,697	100,697	—	—	—	100,697
Liabilities:
Senior notes	$800,000	$807,000	$—	$807,000	$—	$—
Term loans	440,568	442,218	—	442,218	—	—
Derivative liabilities, recorded in accrued expenses and deferred credits	2,905	2,905	—	2,905	—	—

(a)
Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds. Redemption of these funds is not subject to restriction.

Derivative assets and liabilities reported in level 2 include foreign currency contracts. See Note 27- Derivative Financial Instruments for additional information about our derivative assets and liabilities.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	2018
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Continuing operations	$48	$48	—	—	$48	$175
Total	$48	$48	$—	$—	$48	$175

	2017
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Closed operations	$914	$914	$—	$—	$914	$1,473
Total	$914	$914	$—	$—	$914	$1,473

Note 29. Commitments and Contingencies
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

In the opinion of management and based on the liability accruals provided, other than as described below, as of December 31, 2018, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI breached the supply agreement between the parties. The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.

In October 2018, the presiding judge vacated a portion of the jury verdict, reducing the contract damages award by $2.2 million. We expect that Steves will be required to elect to recover its past damages either under the Clayton Act claims or the contract claims, but not both. If a judgment is entered under the Clayton Act, any damages awarded will be trebled. In addition, if a judgment is entered under either theory in accordance with the verdict, Steves will be entitled to an award of attorney’s fees, which amounts have not yet been quantified. We asserted a position that, because future lost profits were awarded, Steves is not permitted to pursue its claim for divestiture of certain assets acquired in the CMI acquisition. An evidentiary hearing on equitable remedies, including divestiture, was held in April 2018. On October 5, 2018, the presiding judge issued an opinion finding that a remedy of divestiture is an appropriate remedy. On December 7, 2018, the presiding judge granted in part and denied in part Steves’ request for declaratory relief. On December 20, 2018, the presiding judge entered a Final Judgment Order, granting divestiture and conditionally awarding monetary damages in the event the divestiture order is overturned. Steves moved to amend on January 11, 2019.

JELD-WEN has filed a renewed motion for judgment as a matter of law and a motion for a new trial, and we intend to vigorously oppose entry of an adverse judgment, and to appeal any adverse judgment that may be entered. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that judgment in accordance with the verdict would be improper for several reasons under applicable law. However, based upon the recent rulings described above, in the third quarter of 2018 the Company recorded a charge of $76.5 million associated with this loss contingency included in SG&A in the accompanying consolidated statement of operations. The charge reflects the judgment anticipated to be entered against the Company, including the trebling of $12.2 million of past damages under the Clayton Act, and estimated legal fees. The charge does not include any amount for lost profits or divestiture. Steves has indicated its intention to elect divestiture, rather than lost profits. Any judgment entered that awards lost profits, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge has entered a judgment in our favor for those amounts. On November 30, 2018, the presiding judge denied our request for a permanent injunction. Our other claims remain pending in Bexar County, Texas.

In Re: Interior Molded Doors Antitrust Litigation - On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”) in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2018 and December 31, 2017, our accrued liability for self-insured risks was $73.8 million and $73.3 million respectively.
Indemnifications – At December 31, 2018, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
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

(amounts in thousands)	December 31, 2018	December 31, 2017
Self-insurance workers’ compensation	$22,312	$21,072
Environmental	14,552	14,452
Liability and other insurance	18,988	12,900
Other	10,870	6,650
Total outstanding performance bonds and stand-by letters of credit	$66,722	$55,074
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.5 million at both December 31, 2018 and December 31, 2017. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets. No long-term environmental liabilities were recorded at December 31, 2018 and $0.1 million were recorded at December 31, 2017.

Everett, Washington WADOE Action - In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment. We are currently working with WADOE to finalize our RI/FS (Remedial Investigation and Feasibility Study), and, once final, we will develop the CAP. We estimate the remaining cost to complete our RI/FS and develop the CAP at $0.5 million, which we have fully accrued. However, because we cannot at this time we cannot reasonably estimate the cost associated with any remedial actions we would be required to undertake and have not provided accruals for any remedial action in our accompanying consolidated financial statements.

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
Purchase Obligations - As of December 31, 2018, we have purchase obligations of $6.5 million due in 2019 and $2.5 million due in 2020-2021. These purchase obligations are primarily relating to raw materials purchase agreements and software hosting services. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Lease Commitments – We have various operating lease agreements primarily for facilities, manufacturing equipment, airplanes and vehicles. These obligations generally have remaining non-cancelable terms. Minimum annual lease payments are as follows (amounts in thousands):

Continuing Operations
2019	$49,128
2020	43,794
2021	30,885
2022	24,020
2023	19,352
Thereafter	33,943
$201,122

Rent expense from continuing operations was $63.7 million in 2018, $50.0 million in 2017 and $45.8 million in 2016. Rent expense from discontinued operations was $0.1 million in 2016. There was no rent expense from discontinued operations in 2018 or 2017.

Note 30. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan

Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.

Beginning in 2017, we moved from utilizing a weighted average discount rate, which was derived from the yield curve used to measure the pension benefit obligation at the beginning of the period, to a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs. The change in estimate provides a more accurate measurement of service and interest cost by applying the spot rate that could be used to settle each projected cash flow individually. This change in estimate did not have a material effect on net periodic benefit costs for the years ended December 31, 2018 or 2017.

The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2018	2017	2016
Service cost	$4,170	$3,870	$3,320
Interest cost	13,180	13,371	16,387
Expected return on plan assets	(20,769)	(17,940)	(19,990)
Amortization of net actuarial pension loss	9,314	12,680	12,264
Pension benefit expense	$5,895	$11,981	$11,981

Discount rate	3.47%	3.94%	4.25%
Expected long-term rate of return on assets	6.25%	6.25%	7.00%
Compensation increase rate	N/A	N/A	N/A

The new mortality tables published by the Society of Actuaries in 2014 were adopted in 2014 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2018. We adopted the use of Scale MP-2018 as of December 31, 2018 as it represents our best estimate of future mortality improvement projection experience as of the measurement date.

We developed the discount rate based on the plan’s expected benefit payments using the Willis Towers Watson RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 4.27% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.

In the fourth quarter of 2016, we corrected through other comprehensive income a $3.7 million increase to our pension liability for a change in the retirement age assumption for vested terminated participants based upon a 2015 experience study. The change in retirement age should have been reflected in our 2015 actuarial estimate and was immaterial to the current and prior periods.

Pension benefit expense from amortization of net actuarial pension loss is estimated to be $8.9 million in 2019.

We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly-traded equity and debt securities as directed by the plan’s investment committee. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets decreased in 2018 due primarily to investment losses and benefit payments in excess of our discretionary contribution and increased in 2017 due primarily to investment returns in excess of benefit payments and our discretionary contribution.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2018	2017
Balance as of January 1,	$339,751	$295,995
Actual return on plan assets	(20,466)	52,559
Company contribution	4,125	10,000
Benefits paid	(15,965)	(14,948)
Administrative expenses paid	(4,682)	(3,855)
Balance at period end	$302,763	$339,751

The plan’s investments as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - U.S. benefit plan	2018	2017
Equity securities	7.4	7.3
Debt securities	38.0	35.3
Other	54.6	57.4
	100.0	100.0

The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2018	2017
Balance as of January 1,	$435,696	$405,310
Service cost	4,170	3,870
Interest cost	13,180	13,371
Actuarial loss	(48,463)	31,948
Benefits paid	(15,965)	(14,948)
Administrative expenses paid	(4,682)	(3,855)
Balance at period end	$383,936	$435,696
Discount rate	4.27%	3.47%
Compensation increase rate	N/A	N/A

As of December 31, 2018, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2019	$17,623
2020	18,376
2021	19,232
2022	20,002
2023	20,667
2024-2028	111,159

The company made cash contributions to the plan of $4.1 million and $10.0 million for the year ended December 31, 2018 and 2017, respectively. During fiscal year 2019, we expect to make cash contributions to the plan of approximately $7.7 million.

The plan’s accumulated benefit obligation of $383.9 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2018	2017
Projected benefit obligation at end of period	$383,936	$435,696
Fair value of plan assets at end of period	(302,763)	(339,751)
Unfunded pension liability	81,173	95,945
Current portion	—	—
Long-term unfunded pension liability	$81,173	$95,945

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits and is equal to the expected employer contributions in the following year.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive income (loss) - U.S. benefit plan	2018	2017	2016
Net actuarial pension loss beginning of period	$112,632	$127,982	$130,052
Amortization of net actuarial loss	(9,314)	(12,680)	(12,264)
Net (gain) loss occurring during year	(7,228)	(2,670)	10,194
Net actuarial pension loss at end of period	96,090	112,632	127,982
Tax benefit	(5,344)	(9,583)	(15,041)
Net actuarial pension loss at end of period, net of tax	$90,746	$103,049	$112,941

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

During 2018, we discovered that certain expenses and benefit obligations related to defined benefit plans in Europe had been omitted from the certain prior year disclosures. The disclosures below have been revised to include these plans for the years ended December 31, 2017 and 2016. The revision had no impact on the consolidated balance sheets, statements of operations or cash flows as there was no change in the amounts recorded.

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2018	2017	2016
Service cost	$2,070	$1,668	$1,341
Interest cost	1,417	1,272	1,218
Expected return on plan assets	(833)	(700)	(714)
Amortization of net actuarial pension loss	189	145	351
Pension benefit expense	$2,843	$2,385	$2,196

Discount rate	0.2% - 9.0%	0.8% - 7.2%	0.7% - 8.3%
Expected long-term rate of return on assets	0.0% - 5.3%	0.0% - 5.7%	0.0% - 5.3%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%	0.5% - 7.0%

Non-U.S. pension benefit expenses from amortization of net actuarial pension losses are estimated to be $0.7 million in 2019.

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2018	2017
Balance as of January 1,	$15,994	$13,596
Actual return on plan assets	(33)	1,232
Company contribution	250	277
Benefits paid	(2,046)	(198)
Administrative expenses paid	(25)	(49)
Cumulative translation adjustment	(1,464)	1,136
Balance at period end	$12,676	$15,994

The investments of the non-U.S. plans as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - Non-U.S. benefit plans	2018	2017
Equity securities	48.4	48.3
Debt securities	20.8	22.0
Other	30.8	29.7
	100.0	100.0

The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2018	2017
Balance as of January 1,	$41,406	$35,113
Pension obligation acquired	4,891	—
Service cost	2,242	1,683
Interest cost	956	1,251
Actuarial loss	776	1,250
Benefits paid	(4,481)	(1,143)
Administrative expenses paid	(25)	(49)
Cumulative translation adjustment	(2,962)	3,301
Balance at period end	$42,803	$41,406

Discount rate	0.2% - 3.1%	0.8% - 5.1%
Compensation increase rate	0.5% - 2.5%	0.5% - 2.8%

As of December 31, 2018, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2019	$2,600
2020	2,386
2021	2,849
2022	2,476
2023	2,788
2024-2028	68,462

The accumulated benefit obligations of $32.5 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $10.6 million to the non-U.S. plans in 2019.

The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2018	2017
Projected benefit obligation at end of period	$42,803	$41,406
Fair value of plan assets at end of period	(12,676)	(15,994)
Net pension liability	$30,127	$25,412

Long-term unfunded pension liability	$26,349	$20,641
Current portion	5,295	6,674
Total unfunded pension liability	$31,644	$27,315

Total overfunded pension liability	$1,517	$1,903

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets and is equal to the expected employer contributions in the following year. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive income (loss) - Non-U.S. benefit plans	2018	2017	2016
Net actuarial pension loss beginning of period	$7,359	$6,781	$5,160
Amortization of net actuarial loss	(1,442)	(149)	(10)
Net gain occurring during year	1,462	742	1,621
Cumulative translation adjustment	71	(15)	10
Net actuarial pension loss at end of period	7,450	7,359	6,781
Tax benefit	(1,911)	(1,886)	(1,785)
Net actuarial pension loss at end of period, net of tax	$5,539	$5,473	$4,996

Other Defined Contribution Plans –We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $2.6 million and $2.1 million, respectively, at December 31, 2018 and December 31, 2017. The total compensation expense for non-U.S. defined contribution plans was $27.0 million in 2018, $23.8 million in 2017 and $23.3 million in 2016.

Note 31. Supplemental Cash Flow Information

(amounts in thousands)	2018	2017	2016
Cash Investing Activities:
Change in notes receivable
Issuances of notes receivable	$(77)	$(61)	$(68)
Cash received on notes receivable	351	2,052	1,035
	$274	$1,991	$967

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$6,961	$15,099	$1,340
Property and equipment purchased for debt	32,262	791	1,438
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	—	183	—
Customer accounts receivable converted to notes receivable	110	393	1,276

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$38,823	$1,240,000	$374,063
Borrowings on long-term debt	104,419	5,334	763
Payments of long-term debt	(72,422)	(1,618,641)	(16,844)
Payments of debt issuance and extinguishment costs, including underwriting fees	(352)	(16,358)	(8,146)
Change in long-term debt	$70,468	$(389,665)	$349,836
Change in notes payable
Payments on notes payable	—	(205)	(180)
	$—	(205)	(180)

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$2,757	$2,662	2,954
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	7	569	—
Accounts payable converted to installment notes	12,886	—	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$46,295	$22,532	$26,797
Cash interest paid	68,892	66,060	73,920

Note 32. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are as follows:

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 29, 2018	Dec. 31, 2018
	(dollars in thousands)
Statements of Operations Data:
Net revenues	$946,179	$1,172,497	$1,136,949	$1,091,078
Gross margin	205,853	248,807	241,789	227,285
Operating income	38,165	71,098	7,613	55,782
Income before taxes and equity earnings	35,508	58,641	(2,721)	44,149
Net income	40,271	35,452	28,885	39,665
Net income attributable to common shareholders	40,265	35,511	28,879	39,705

Net income per share basic	$0.38	$0.34	$0.28	$0.39
Net income per share diluted	$0.37	$0.33	$0.27	$0.38

	Three Months Ended
	Apr. 1, 2017	Jul. 1, 2017	Sep. 30, 2017	Dec. 31, 2017
	(dollars in thousands)
Statements of Operations Data:
Net revenues(a)	$847,853	$948,788	$991,325	$975,783
Gross margin(b)	181,687	231,295	227,894	208,546
Operating income(c)	40,821	86,823	86,446	49,818
Income before taxes and equity earnings	8,199	63,408	63,242	10,906
Net income (loss)	6,428	46,778	51,275	(93,690)
Net (loss) income attributable to common shareholders	(4,034)	46,778	51,275	(93,690)

Net (loss) income per share basic	$(0.05)	$0.45	$0.49	$(0.89)
Net (loss) income per share diluted	$(0.05)	$0.43	$0.47	$(0.89)

(a)
As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations that were previously reported in our quarterly periods. These revisions were $66 for April 1, 2017, $52 for July 1, 2017, $(83) for September 30, 2017, $(220) for December 31, 2017.

(b)
As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations that were previously reported in our quarterly periods. These revisions were $322 for April 1, 2017, $294 for July 1, 2017, $303 for September 30, 2017, $305 for December 31, 2017.

(c)
As a result of our retrospective application of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and to conform with current-period presentation of revenues, we reclassified certain amounts in our statement of operations that were previously reported in our quarterly periods. These revisions were $3,131 for April 1, 2017, $3,103 for July 1, 2017, $3,111 for September 30, 2017, $4,495 for December 31, 2017.

During the fourth quarter of 2017, the Tax Act lowered our U.S. federal tax rate which reduced the valuation of our net deferred tax assets, resulting in an additional tax expense of approximately $21.1 million. In addition, the Tax Act resulted in an additional estimated foreign repatriation tax charge of $11.3 million. See Note 17 - Income Taxes for further detail.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2018	2017	2016
Selling, general and administrative	$15,924	$23,457	$48,195
Equity in earnings of subsidiaries	159,882	33,860	424,946
Other (income) expense
Interest income	(36)	(35)	(57)
Interest expense	45	73	65
Other	(411)	(426)	(438)
Income before taxes	144,360	10,791	377,181
Income tax (benefit) expense	—	—	—
Net income	$144,360	$10,791	$377,181

Comprehensive income (loss):
Net income	$144,360	$10,791	$377,181
Other comprehensive (loss) income, net of tax
Equity in comprehensive (loss) income of subsidiaries	(49,476)	101,835	(34,194)
Total other comprehensive (loss) income, net of tax	(49,476)	101,835	(34,194)
Total comprehensive income	$94,884	$112,626	$342,987

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$2,289	$3,830
Receivable from subsidiaries	1,000	—
Other current assets	20	15
Total current assets	3,309	3,845
Property and equipment, net	3,202	3,363
Investment in subsidiaries	909,712	885,070
Long-term notes receivable	147	147
Total assets	$916,370	$892,425
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$37	$744
Current payable to subsidiaries	2,649	2,126
Accrued expenses and other current liabilities	75	227
Notes payable and current maturities of long-term debt	757	981
Total current liabilities	3,518	4,078
Long-term debt	205	963
Total liabilities	3,723	5,041
Commitments and contingencies (Note 5)
Shareholders’ equity
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018; 900,000,000 shares authorized, par value $0.01 per share, 105,990,483 shares outstanding as of December 31, 2017	1,013	1,060
Additional paid-in capital	658,593	652,666
Retained earnings	253,041	233,658
Total shareholders’ equity	912,647	887,384
Total liabilities, convertible preferred shares, and shareholders’ equity	$916,370	$892,425

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$144,360	$10,791	$377,181
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	161	139	139
Litigation settlement funded by subsidiaries	—	—	—
Income from subsidiaries investment	(159,882)	(33,860)	(424,946)
Other items, net	538	191	(205)
Payment to option holders funded by subsidiaries	—	—	20,739
Stock-based compensation	15,052	19,785	22,464
Net change in operating assets and liabilities, net of effect of acquisitions:
Receivables and payables from subsidiaries	123,366	(24,020)	(1,296)
Other assets	(5)	(15)	(5,253)
Accounts payable and accrued expenses	(859)	(882)	1,092
Net cash provided by (used in) operating activities	122,731	(27,871)	(10,085)
INVESTING ACTIVITIES
Additional Investment in subsidiaries	—	(480,306)	—
Cash received on notes receivable	—	17	16
Proceeds from sales of subsidiaries' shares	—	30,181	32,605
Distribution received from subsidiaries	1,500	1,000	382,400
Net cash provided by (used in) investing activities	1,500	(449,108)	415,021
FINANCING ACTIVITIES
Distributions paid	—	—	(404,198)
Payments of long-term debt	(982)	(861)	(728)
Employee note repayments	39	26	223
Common stock issued for exercise of options	201	1,029	1,187
Common stock repurchased	(125,030)	—	—
Proceeds from sale of common stock, net of underwriting fees and commissions	—	480,306	—
Payments associated with initial public offering	—	(2,066)	—
Net cash (used in) provided by financing activities	(125,772)	478,434	(403,516)

Net (decrease) increase in cash and cash equivalents	(1,541)	1,455	1,420
Cash, cash equivalents and restricted cash, beginning	3,830	2,375	955
Cash, cash equivalents and restricted cash, ending	$2,289	$3,830	$2,375

See Notes to Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1. Description of Company and Summary of Significant Accounting Policies

Accounting policies adopted in the preparation of this condensed parent company only financial information are the same as those adopted in the consolidated financial statements and described in Note 1 - Description of Company and Summary of Significant Accounting Policies, of the consolidated financial statements included in this Form 10-K.
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
The accompanying condensed parent-only financial information includes the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliates. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the JELD-WEN Holding, Inc. and subsidiaries consolidated financial statements included elsewhere herein.
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 15 - Long-Term Debt to the consolidated financial statements).
Property and Equipment – Property and equipment is recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred.
Depreciation is generally provided over the following estimated useful service lives:

Buildings	15 - 45 years

Note 2. Property and Equipment, Net

(amounts in thousands)	2018	2017
Buildings	$3,632	$3,636
Total depreciable assets	3,632	3,636
Accumulated depreciation	(430)	(273)
Total property and equipment, net	$3,202	$3,363

Depreciation expense was $0.2 million in the years ended December 31, 2018, and $0.1 million in the years ended 2017 and 2016, respectively.

Note 3. Long-Term Debt

(amounts in thousands)	2018 Year-end Effective Interest Rate	2018	2017
Installment notes for stock	3.50% - 5.50%	$962	$1,944
Current maturities of long-term debt		(757)	(981)
		$205	$963

Maturities by year:
2019	$757
2020	205
2021	—
2022	—
2023	—
Thereafter	—
$962

Installment Notes for Stock - We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 5 or 10 years depending on the amount with payments through 2020. As of December 31, 2018, we had $1.0 million outstanding under these notes.

Note 4. Stock Compensation

For discussion of stock compensation expense of the Parent Company and its subsidiaries, see Note 23 - Stock Compensation, to the consolidated financial statements.
Note 5. Commitments and Contingencies

For discussion of the commitments and contingencies of the subsidiaries of the Parent Company see Note 29 - Commitments and Contingencies, to the consolidated financial statements.

Note 6. Supplemental Cash Flow

(amounts in thousands)	2018	2017	2016
Non-cash Investing Activities:
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	$—	$183	$—
Dividend from subsidiary settled with payable to subsidiary	132,295	—	—

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$7	$569	$—
Costs associated with initial public offering formerly capitalized in prepaid expenses	—	5,857	—
Subsidiary non-cash director notes and accrued interest activity	—	—	2,068