Form 10-Q
period 2019-03-30
JELD-WEN Holding, Inc.
filed 2019-05-08
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	JELD	New York Stock Exchange

The registrant had 100,731,319 shares of Common Stock, par value $0.01 per share, outstanding as of May 6, 2019.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

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

BBSY	Bank Bill Swap Bid Rate
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&K	D&K Home Security Pty. Ltd.
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low-Taxed Income
IBOR	Interbank Offered Rate
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group

LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

U.S.	United States of America
VPI	VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
CERTAIN TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This 10-Q includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI DoorTM, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLUTM, ABSTM, and VPITM . Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&LTM marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This 10-Q contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this 10-Q appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 30, 2019	March 31, 2018
Net revenues	$1,010,906	$946,179
Cost of sales	802,458	740,326
Gross margin	208,448	205,853
Selling, general and administrative	163,378	164,714
Impairment and restructuring charges	3,719	2,974
Operating income	41,351	38,165
Interest expense, net	17,656	15,661
Gain on previously held shares of an equity investment	—	(20,767)
Other (income) expense	(3,195)	7,763
Income before taxes, equity earnings	26,890	35,508
Income tax expense (benefit)	10,337	(4,025)
Income from continuing operations, net of tax	16,553	39,533
Equity earnings of non-consolidated entities	—	738
Net income	$16,553	$40,271
Less net (loss) income attributable to non-controlling interest	(16)	6
Net income attributable to common shareholders	$16,569	$40,265

Weighted average common shares outstanding
Basic	100,643,509	106,146,655
Diluted	101,461,293	108,867,800
Net income per share
Basic	$0.16	$0.38
Diluted	$0.16	$0.37

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Net income	$16,553	$40,271
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0	(11,862)	19,514
Interest rate hedge adjustments, net of tax (benefit) expense of ($112) and $0, respectively	550	519
Defined benefit pension plans, net of tax expense of $771, and $996, respectively	1,454	2,004
Total other comprehensive (loss) income, net of tax	(9,858)	22,037
Comprehensive income	$6,695	$62,308

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$94,003	$116,991
Restricted cash	260	632
Accounts receivable, net	571,632	471,655
Inventories	547,975	513,238
Other current assets	54,005	48,961
Total current assets	1,267,875	1,151,477
Property and equipment, net	826,613	843,403
Deferred tax assets	207,847	207,065
Goodwill	608,448	585,942
Intangible assets, net	249,309	225,553
Operating lease assets, net	192,704	—
Other assets	38,744	37,615
Total assets	$3,391,540	$3,051,055
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$285,871	$250,281
Accrued payroll and benefits	125,997	114,784
Accrued expenses and other current liabilities	306,743	250,274
Current maturities of long-term debt	55,603	54,930
Total current liabilities	774,214	670,269
Long-term debt	1,517,128	1,422,962
Unfunded pension liability	106,245	107,522
Operating lease liability	155,601	—
Deferred credits and other liabilities	64,465	72,038
Deferred tax liabilities	10,029	10,457
Total liabilities	2,627,682	2,283,248
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,664,822 shares outstanding as of March 30, 2019; 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018	1,007	1,013
Additional paid-in capital	662,183	658,593
Retained earnings	255,381	253,041
Accumulated other comprehensive loss	(154,681)	(144,823)
Total shareholders’ equity attributable to common shareholders	763,890	767,824
Non-controlling interest	(32)	(17)
Total shareholders’ equity	763,858	767,807
Total liabilities and shareholders’ equity	$3,391,540	$3,051,055

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	March 30, 2019		March 31, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance as of January 1	101,310,862	$1,013	105,990,483	$1,060
Shares issued for exercise/vesting of share-based compensation awards	303,093	3	338,692	3
Shares repurchased	(939,798)	(9)	—	—
Shares surrendered for tax obligations for employee share-based transactions	(9,335)	—	(108,617)	(1)
Balance at period end	100,664,822	1,007	106,220,558	1,062
Additional paid-in capital
Balance as of January 1		$659,241		$653,327
Shares issued for exercise/vesting of share-based compensation awards		1,287		189
Shares surrendered for tax obligations for employee share-based transactions		(164)		(4,119)
Amortization of share-based compensation		2,473		1,822
Balance at period end		662,837		651,219
Employee stock notes
Balance as of January 1		(648)		(661)
Net issuances, payments and accrued interest on notes		(6)		(7)
Balance at period end		(654)		(668)
Balance at period end		$662,183		$650,551
Retained earnings
Balance as of January 1		$253,041		$233,658
Share repurchased		(14,990)		—
Adoption of new accounting standard ASU 2016-02		761		—
Net income attributable to common shareholders		16,569		40,265
Balance at period end		$255,381		$273,923
Accumulated other comprehensive (loss) income
Foreign currency adjustments
Balance as of January 1		$(42,364)		$21,985
Change during period		(11,862)		19,514
Balance at period end		(54,226)		41,499
Unrealized (loss) gain on interest rate hedges
Balance as of January 1		(6,174)		(8,810)
Change during period		550		519
Balance at period end		(5,624)		(8,291)
Net actuarial pension (loss) gain
Balance as of January 1		(96,285)		(108,522)
Change during period		1,454		2,004
Balance at period end		(94,831)		(106,518)
Balance at period end		$(154,681)		$(73,310)
Non-controlling interest
Balance as of January 1		$(17)		$—
Acquisition of non-controlling interest		—		(184)
Net (income) loss		(16)		6
Foreign currency translation		1		—
Balance at period end		$(32)		$(178)

Total shareholders’ equity at period end		$763,858		$852,048
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$16,553	$40,271
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	30,898	28,459
Deferred income taxes	(2,189)	(8,880)
Loss on sale of business units, property and equipment	614	243
Adjustment to carrying value of assets	1,634	636
Equity earnings in non-consolidated entities	—	(738)
Amortization of deferred financing costs	490	506
Non-cash gain on previously held shares of an equity investment	—	(20,767)
Stock-based compensation	2,596	1,951
Contributions to U.S. pension plan	(1,375)	—
Amortization of U.S. pension expense	2,225	3,000
Other items, net	(7,450)	18,641
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(90,021)	(63,602)
Inventories	(33,104)	(41,701)
Other assets	(7,929)	(11,677)
Accounts payable and accrued expenses	52,460	(5,341)
Change in short term and long-term tax liabilities	6,640	(6,313)
Net cash used in operating activities	(27,958)	(65,312)
INVESTING ACTIVITIES
Purchases of property and equipment	(19,836)	(26,565)
Proceeds from sale of business units, property and equipment	382	1,130
Purchase of intangible assets	(12,023)	(871)
Purchases of businesses, net of cash acquired	(57,486)	(165,687)
Cash received for notes receivable	27	163
Net cash used in investing activities	(88,936)	(191,830)
FINANCING ACTIVITIES
Change in long-term debt	107,321	111,710
Common stock issued for exercise of options	1,290	192
Common stock repurchased	(14,999)	—
Payments to tax authority for employee share-based compensation	(141)	(4,488)
Net cash provided by financing activities	93,471	107,414
Effect of foreign currency exchange rates on cash	63	(3,206)
Net decrease in cash and cash equivalents	(23,360)	(152,934)
Cash, cash equivalents and restricted cash, beginning	117,623	256,234
Cash, cash equivalents and restricted cash, ending	$94,263	$103,300
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 30, 2019 and for the three months ended March 30, 2019 and March 31, 2018, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Certain prior year amounts have been reclassified to conform to current year presentation.

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
Recently Adopted Accounting Standards – In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts with the requirement for capitalizing implementation costs incurred to develop or acquire internal-use-software. We early adopted this standard in the first quarter of 2019 on a prospective basis. The adoption did not have a material impact to the unaudited consolidated financial statements or related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 - Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. We adopted this standard in the first quarter of 2019 and the adoption did not have an impact on our unaudited consolidated financial statements or related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. We have chosen not to make any reclassifications under this standard.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. In October 2018, the FASB issued ASU No. 2018-16, ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the overnight index swap rate (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. We adopted this standard in the first quarter of 2019 and it did not have an impact on our unaudited consolidated financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard in the first quarter of 2019 including the practical expedients outlined in ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, the additional transition method outlined in ASU 2018-11, Leases (Topic 842) Targeted Improvements, and the accounting policy election outlined in ASU 2018-20, Leases (Topic 842) Narrow-scope Improvements for Lessors. The adoption of the standard has had a significant impact on our unaudited consolidated balance sheet due to the recognition of approximately $195 million of lease liabilities with corresponding right-of-use assets for operating leases. Additionally, we recognized a $0.8 million cumulative effect adjustment credit, net of tax, to retained earnings. The adjustment to retained earnings was driven by a build-to-suit capital lease that transitioned to an operating lease under the new standard. The deferred tax impact on adoption was immaterial.
Recent Accounting Standards Not Yet Adopted –In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our disclosures.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the measurement of goodwill impairments, this ASU eliminates Step 2 from the goodwill impairment test, which required the calculation of the implied fair value of goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The guidance will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on our unaudited consolidated financial statements.

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

Note 2. Acquisitions

For the three months ended March 30, 2019, we completed the following acquisition:

•
In March 2019, we acquired VPI Quality Windows, Inc. VPI is a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is now part of our North America segment.

The preliminary fair values of the assets and liabilities acquired of this acquisition are summarized below:

(amounts in thousands)	Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$11,417
Inventories	2,555
Other current assets	261
Property and equipment	3,166
Identifiable intangible assets	17,702
Operating lease assets, net	3,739
Goodwill	26,553
Other assets	10
Total assets	$65,403
Accounts payable	2,629
Other current liabilities	1,875
Operating lease liability	3,413
Total liabilities	$7,917
Purchase price:
Cash consideration, net of cash acquired	$57,486

Preliminary goodwill of $26.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over a preliminary estimated weighted average amortization period of 13 years. Acquisition-related costs of $0.2 million were expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations for the three months ended March 30, 2019. As part of the acquisition, we assumed operating leases on two building. The leases are with a former shareholder of VPI, are at market rates and resulted in an operating lease asset of $3.6 million.

During 2018 we completed four acquisitions. The fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$(2,079)	$56,635
Inventories	97,305	(8,069)	89,236
Other current assets	14,910	(6,137)	8,773
Property and equipment	53,128	26,170	79,298
Identifiable intangible assets	70,057	(1,363)	68,694
Goodwill	64,950	(4,330)	60,620
Other assets	7,283	(3,528)	3,755
Total assets	$366,347	$664	$367,011
Accounts payable	29,512	$(6,097)	$23,415
Current maturities of long-term debt	17,278	803	18,081
Other current liabilities	27,595	4,496	32,091
Long-term debt	47,369	5,129	52,498
Other liabilities	17,735	(2,588)	15,147
Non-controlling interest	(184)	235	51
Total liabilities	$139,305	$1,978	$141,283
Purchase price:			—
Cash consideration, net of cash acquired	$169,002	$(1,314)	$167,688
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(1,314)	$225,728

Goodwill of $60.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include customer relationships, tradenames, patents and software and will be amortized over a weighted average amortization period of 16 years. Acquisition-related costs of $2.3 million were expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations for the three months ended March 31, 2018. The purchase price allocation was considered completed for the Domoferm, A&L and ABS acquisitions as of March 30, 2019.

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

At March 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $6.0 million.

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	March 30, 2019	December 31, 2018
Raw materials	$378,770	$371,168
Work in process	42,317	42,822
Finished goods	126,888	99,248
Total inventories	$547,975	$513,238

Note 5. Property and Equipment, Net

(amounts in thousands)	March 30, 2019	December 31, 2018
Property and equipment	$1,979,534	$1,982,301
Accumulated depreciation	(1,152,921)	(1,138,898)
Total property and equipment, net	$826,613	$843,403

We monitor all property and equipment for any indicators of potential impairment, and we recorded impairment charges of $0.9 million and $0.6 million during the three months ended March 30, 2019 and March 31, 2018 respectively.

Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Cost of sales	$20,669	$19,983
Selling, general and administrative	2,407	1,998
Total depreciation expense	$23,076	$21,981

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$223,562	$279,688	$82,692	$585,942
Acquisitions - preliminary allocation	26,553	—	—	26,553
Acquisition remeasurements	1,518	—	(1,248)	270
Currency translation	126	(5,098)	655	(4,317)
Balance at end of period	$251,759	$274,590	$82,099	$608,448

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

(amounts in thousands)	March 30, 2019
	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$142,678	$(47,230)	$95,448
Software	72,592	(13,714)	58,878
Trademarks and trade names	65,926	$(5,799)	$60,127
Patents, licenses and rights	48,437	(13,581)	34,856
Total amortizable intangibles	$329,633	$(80,324)	$249,309

(amounts in thousands)	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$134,999	$(45,418)	$89,581
Software	62,147	(14,053)	48,094
Trademarks and trade names	57,513	(5,050)	52,463
Patents, licenses and rights	47,804	(12,389)	35,415
Total amortizable intangibles	$302,463	$(76,910)	$225,553

We have capitalized a total of $39.8 million related to the application development stage of our global ERP system implementation, including $11.4 million in the three months ended March 30, 2019.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Amortization expense	$5,663	$4,702

Note 8. Leases

We lease certain warehouses, distribution centers, office space, land, vehicles and equipment. We determine if an arrangement is a lease at inception. Amounts associated with operating leases are included in operating lease assets (“ROU assets”), net, accrued expense and other current liabilities and noncurrent operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt and long-term debt in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

If the leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the incremental borrowing rate for operating leases that commenced in the period using the prior quarter end’s incremental borrowing rates.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and nonlease components.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

(amounts in thousands)	Balance Sheet Location	March 30, 2019
Assets
Operating	Operating lease assets, net	$192,704
Finance	Property and equipment, net (1)	572
Total lease assets		$193,276
Liabilities
Current
Operating	Accrued expense and other current liabilities	$41,998
Finance	Current maturities of long-term debt	265
Noncurrent
Operating	Operating lease liability	155,601
Finance	Long-term debt	352
Total lease liability		$198,216

(1) Finance lease assets are recorded net of accumulated depreciation of $0.6 million as of March 30, 2019.

During the three months ended March 30, 2019 we obtained $4.9 million in right-of-use assets in exchange for operating lease liabilities.

Lease Cost
(amounts in thousands)	March 30, 2019
Operating	$14,259
Short term	2,723
Variable	1,659
Low value	787
Finance	12
Total lease costs	$19,440

March 30, 2019
Weighted average remaining lease terms (years):
Operating	6.8
Finance	2.7
Weighted average discount rate:
Operating	4.0%
Finance	8.4%

Maturities of Lease Liabilities	March 30, 2019
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2019 (remaining nine months)	$39,285	$216	$39,501
2020	47,249	249	47,498
2021	34,666	172	34,838
2022	27,403	51	27,454
2023	22,330	6	22,336
Thereafter	65,782	2	65,784
Total lease payments	236,715	696	237,411
Less: Interest	39,116	79	39,195
Present value of lease liability	$197,599	$617	$198,216

(1) Operating lease payments include $0.6 million related to options to extend lease terms that are reasonably certain of being exercised.

Disclosures related to period prior to adoption of the Standard

Operating lease rent expense was $13.6 million in the three months ended March 31, 2018.

As of December 31, 2018 future minimum lease payment obligations under operating and capital leases were as follows:

Maturities of Lease Liabilities	December 31, 2018
(amounts in thousands)	Operating Leases	Capital Leases (1)	Total
2019	$49,128	$287	$49,415
2020	43,794	310	44,104
2021	30,885	268	31,153
2022	24,020	192	24,212
2023	19,352	225	19,577
Thereafter	33,943	23,967	57,910
	$201,122	$25,249	$226,371

(1) As of December 31, 2018 capital leases included maturities of approximately $24.5 million related to a build-to-suit lease that transitioned to operating lease under the new standard.

Note 9. Other Assets

(amounts in thousands)	March 30, 2019	December 31, 2018
Customer displays	$14,745	$15,069
Other prepaid expenses	7,303	5,331
Deposits	6,521	6,627
Long-term notes receivable	4,891	4,902
Overfunded pension benefit obligation	1,577	1,517
Other long-term accounts receivable	1,489	1,451
Debt issuance costs on unused portion of revolver facility	928	1,552
Long-term taxes receivable	800	800
Other long-term assets	490	366
Total other assets	$38,744	$37,615

Prior period balances in the table above have been reclassified to conform to current period presentation.

Note 10. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 30, 2019	December 31, 2018
Current portion of legal claims provision	$79,350	$79,356
Accrued sales and advertising rebates	55,060	69,199
Current portion of operating lease liability (Note 8)	41,998	—
Accrued expenses	30,876	25,434
Non-income related taxes	30,671	21,643
Current portion of warranty liability (Note 11)	20,272	20,529
Accrued interest payable	11,715	2,016
Current portion of accrued claim costs relating to self-insurance programs	11,235	12,319
Current portion of deferred revenue (Note 16)	10,928	9,854
Current portion of accrued income taxes payable	7,409	2,128
Current portion of restructuring accrual (Note 19)	5,440	6,635
Current portion of derivative liability (Note 21)	1,789	1,161
Total accrued expenses and other current liabilities	$306,743	$250,274

In the table above, the legal claims provision balances relate primarily to the $76.5 million litigation contingency associated with the ongoing antitrust and trade secrets litigation with Steves & Sons, Inc. For further information regarding this litigation, see Note 23 - Commitments and Contingencies.

The accrued sales and advertising rebates, accrued interest payable, and non-income related taxes can fluctuate significantly period over period due to timing of payments.

Note 11. Warranty Liability

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

An analysis of our warranty liability is as follows:

(amounts in thousands)	March 30, 2019	March 31, 2018
Balance as of January 1	$46,468	$46,256
Current period expense	4,344	6,049
Liabilities assumed due to acquisition	79	1,541
Experience adjustments	904	336
Payments	(5,602)	(6,830)
Currency translation	106	(124)
Balance at period end	46,299	47,228
Current portion	(20,272)	(20,843)
Long-term portion	$26,027	$26,385

The most significant component of our warranty liability is in the North America segment, which totaled $41.0 million at March 30, 2019 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million.

Note 12. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	March 30, 2019 Interest Rate	March 30, 2019	December 31, 2018
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.30% - 4.80%	470,871	474,058
Revolving credit facilities	3.98% - 6.00%	199,247	85,000
Finance leases and other financing arrangements	1.90% - 6.38%	84,528	98,914
Mortgage notes	1.65%	29,430	30,375
Installment notes for stock	5.50%	205	962
Unamortized debt issuance costs		(11,550)	(11,417)
		1,572,731	1,477,892
Current maturities of long-term debt		(55,603)	(54,930)
Long-term debt		$1,517,128	$1,422,962
Summaries of our significant changes to outstanding debt agreements as of March 30, 2019 are as follows:
Term Loans
U.S. Facility - The facility matures in December 2024. At March 30, 2019, the outstanding principal balance under the facility was $434.5 million.
Australia Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility with a base rate of BBSY plus a margin ranging from 1.00% to 1.10% which matures in February 2023. We pay a commitment fee of 1.25% on the unused portion of the facility. This facility is secured by guarantees of JWA and had an outstanding principal balance of $35.5 million as of March 30, 2019.
Revolving Credit Facilities
ABL Facility - In December 2018, we amended the $300 million ABL Facility, providing for a $100 million increase in the U.S. revolving credit commitments. The facility matures in December 2022. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable and eligible inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments under the facility. As of March 30, 2019, we had $199.2 million in borrowings, $35.8 million in letters of credit and $80.1 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In the first quarter of 2019, we amended the Australia Senior Secured Credit Facility to provide for an AUD $12.0 million floating rate revolving loan facility, an AUD $13.0 million interchangeable facility for guarantees and letters of credit, and an AUD $4.5 million asset finance facility. Apart from the AUD $55.0 million floating rate term loan facility mentioned above, the Australia Senior Secured Credit Facility matures in June 2019. There have been no material changes to borrowings since December 31, 2018.
Euro Revolving Facility - In January 2019, we allowed our €39 million Euro Revolving Facility to expire due to operating cash generation in Europe and expenses and restrictions associated with the facility.
At March 30, 2019, we had combined borrowing availability of $88.6 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments beginning in 2018. As of March 30, 2019, we had DKK 195.6 million (or $29.4 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements, and loans secured by equipment in this category. At March 30, 2019, we had $84.5 million outstanding in this category, with maturities ranging from 2019 to 2026.

At December 31, 2018, this category included capital lease maturities of approximately $24.5 million related to a build-to-suit lease that transitioned to an operating lease under the new leasing standard and is not reflected in long-term debt as of March 30, 2019 (Note 8 - Leases). Increases in this category during 2019 were primarily due to additional equipment financing.

As of March 30, 2019, we were in compliance with the terms of all of our credit facilities.

Note 13. Income Taxes

On December 22, 2017, the Tax Act was enacted in the United States, and the Company completed its accounting for the income tax effects of the Tax Act as of December 31, 2018. Although the measurement period has effectively ended, additional guidance and regulations continue to be released and/or finalized as of March 30, 2019. We have considered these ongoing developments and determined that they have no impact on our tax accounts for the current interim period. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations was 38.4% for the three months ended March 30, 2019, compared to (11.3)% for the three months ended March 31, 2018, respectively. In accordance with ASC 740-270, we recorded tax expense of $10.3 million from continuing operations in the three months ended March 30, 2019 compared to a tax benefit of $4.0 million for the corresponding period ended March 31, 2018, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years include the impact of the new tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense related to discrete items included in the tax provision for continuing operations for the three months ended March 30, 2019 was $1.3 million compared to a tax benefit of $8.7 million for the three months ended March 31, 2018. The discrete tax expense for the three months ended March 30, 2019 was comprised primarily of $1.1 million of tax expense related to a shortfall recognized from exercises and forfeitures from share-based compensation awards and $0.4 million attributable to current period interest expense on uncertain tax positions, offset by tax benefit of $0.2 million for other matters. The discrete benefit amounts for the three months ended March 31, 2018 were comprised primarily of a $7.1 million of tax benefit attributable to the write-off of the outside basis difference of a former equity method investment upon the acquisition of the remaining shares of the entity, and $1.8 million of tax benefit attributable to the exercises and expirations of share-based compensation awards, offset by tax expense of $0.2 million attributable to current period interest expense on uncertain tax positions.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $16.2 million and $16.6 million as of March 30, 2019 and December 31, 2018, respectively.

Note 14. Segment Information

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
The following tables set forth certain information relating to our segments’ operations.

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 30, 2019
Total net revenues	$566,347	$299,993	$146,520	$1,012,860	$—	$1,012,860
Intersegment net revenues	(596)	(27)	(1,331)	(1,954)	—	(1,954)
Net revenues from external customers	$565,751	$299,966	$145,189	$1,010,906	$—	$1,010,906
Impairment and restructuring charges	1,958	1,309	465	3,732	(13)	3,719
Adjusted EBITDA	53,540	28,169	16,426	98,135	(7,536)	90,599
Three Months Ended March 31, 2018
Total net revenues	$498,333	$302,469	$148,700	$949,502	$—	$949,502
Intersegment net revenues	(392)	(782)	(2,149)	(3,323)	—	(3,323)
Net revenues from external customers	$497,941	$301,687	$146,551	$946,179	$—	$946,179
Impairment and restructuring charges	2,756	248	1,340	4,344	(1,370)	2,974
Adjusted EBITDA	47,035	33,807	16,742	97,584	(9,752)	87,832

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Net income	$16,553	$40,271
Equity earnings of non-consolidated entities	—	(738)
Income tax expense (benefit)	10,337	(4,025)
Depreciation and amortization	30,898	28,459
Interest expense, net	17,656	15,661
Impairment and restructuring charges	3,719	2,974
Gain on previously held shares of equity investment	—	(20,767)
Loss (gain) on sale of property and equipment	582	(86)
Share-based compensation expense	2,596	1,951
Non-cash foreign exchange transaction/translation loss (income)	(3,425)	3,881
Other items (1)	11,683	20,251
Adjusted EBITDA	$90,599	$87,832

(1)
Other non-recurring items not core to on-going business activity include: (i) in the three months ended March 30, 2019 (1) $5,211 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $2,677 in acquisition related costs, (3) $733 in legal costs and (4) $1,914 of other non-cash items; and (ii) in the three months ended March 31, 2018 (1) $13,560 in legal costs, (2) $2,550 in acquisition costs, (3) $2,401 in costs related to the departure of the former CEO.

Note 15. Capital Stock

Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges and preferences as the Board may from time to time determine. We have not issued any shares of preferred stock.

Common Stock – Includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 30, 2019 and December 31, 2018 with a total original issuance value of $12.4 million.

In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our Common Stock. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of Common Stock will be based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The term of the repurchase program extends through December 31, 2019. During the three months ended March 30, 2019, we repurchased 939,798 shares of our Common Stock at an average purchase price per share of $15.96. As of March 30, 2019, $110.0 million was remaining under the repurchase authorization.

Note 16. Revenue Recognition

We disaggregate revenues based on geographical location. See Note 14 - Segment Information for further information on disaggregated revenue.

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

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	March 30, 2019	March 31, 2018
Balance as of January 1	$9,854	$9,970
Increases due to cash received	23,413	27,470
Currency translation	35	(158)
Liabilities assumed due to acquisition	—	1,235
Revenue recognized during the period	(22,374)	(25,471)
Balance at period end	$10,928	$13,046

Note 17. Earnings Per Share

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

The basic and diluted income per share calculations are presented below:

	Three Months Ended
(amounts in thousands, except share and per share amounts)	March 30, 2019	March 31, 2018
Earnings per share basic:
Income from continuing operations	$16,553	$39,533
Equity earnings of non-consolidated entities	—	738
Income from continuing operations and equity earnings of non-consolidated entities	16,553	40,271
Net (income) loss attributable to non-controlling interest	(16)	6
Net income attributable to common shareholders	$16,569	$40,265

Weighted average outstanding shares of common stock basic	100,643,509	106,146,655

Net income per share - basic	$0.16	$0.38

	Three Months Ended
(amounts in thousands, except share and per share amounts)	March 30, 2019	March 31, 2018
Earnings per share diluted:
Net income attributable to common shareholders - basic and diluted	$16,569	$40,265

Weighted average outstanding shares of common stock basic	100,643,509	106,146,655
Restricted stock units, performance share units and options to purchase common stock	817,784	2,721,145
Weighted average outstanding shares of common stock diluted	101,461,293	108,867,800

Net income per share - diluted	$0.16	$0.37

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended
	March 30, 2019	March 31, 2018
Common stock options	1,685,101	250,612
Restricted stock units	449,547	20,337
Performance share units	147,552	—

Note 18. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	March 30, 2019		March 31, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	424,944	$20.94	612,789	$33.25
Options canceled	108,337	$23.81	332,180	$18.56
Options exercised	203,545	$7.80	406,280	$12.70

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	573,815	$20.94	438,591	$32.55
PSUs granted	387,568	$20.94	109,537	$33.34

Stock-based compensation expense was $2.6 million for the three months ended March 30, 2019 and $2.0 million in the corresponding period ended March 31, 2018. As of March 30, 2019, there was $36.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.42 years.

Note 19. Impairment and Restructuring Charges

Closure costs and impairment charges for operations not qualifying as discontinued operations are classified as impairment and restructuring charges in our unaudited consolidated statements of operations.

In the first quarter of 2019, we recorded impairment and restructuring costs of $3.7 million, including $2.0 million in the North America segment for two plant consolidations, $1.3 million in the Europe segment mostly due to severance costs for personnel restructuring and $0.4 million in the Australasia segment for a plant consolidation and severance costs.

In the first quarter of 2018, we incurred impairment and restructuring costs of $3.0 million, including $2.9 million for plant consolidations in the North America and Australasia segments, $1.5 million for lease termination costs and reduction in workforce in the North America segment and $0.7 million of other costs offset by $2.1 million of reduction in expense due to a favorable tax ruling in the North America segment related to a prior divestiture.

The table below summarizes the amounts included in impairment and restructuring charges in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Closed operations	$1,613	$—
Continuing operations	21	636
Impairments	$1,634	$636
Restructuring charges, net of fair value adjustment gains	2,085	2,338
Total impairment and restructuring charges	$3,719	$2,974

Short-term restructuring accruals are recorded in accrued expenses and totaled $5.4 million and $6.6 million as of March 30, 2019 and December 31, 2018, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $0.9 million and $2.0 million as of March 30, 2019 and December 31, 2018, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
March 30, 2019
Severance costs	$5,353	$1,878	$(4,003)	$3,228
Other exit costs	3,287	207	(411)	3,083
Total	$8,640	$2,085	$(4,414)	$6,311
March 31, 2018
Severance costs	$7,232	$2,408	$(4,568)	$5,072
Lease obligations and other exit costs	3,807	(70)	(1,165)	2,572
Total	$11,039	$2,338	$(5,733)	$7,644

Note 20. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Foreign currency (gains) losses	$(5,034)	$4,986
Legal settlement income	(1,247)	(9)
Pension benefit expense	2,748	3,134
Other items	338	(348)
Total other (income) expense	$(3,195)	$7,763

Prior period balances in the table above have been reclassified to conform to current period presentation.

Note 21. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria thereafter, are also recognized in the consolidated statements of operations. See Note 22 - Fair Value Measurements for additional information on the fair value of our derivative assets and liabilities.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $135.9 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $75.3 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $150.6 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market loss of $3.3 million at March 30, 2019 and gains of $2.4 million at March 31, 2018, respectively.

Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 12 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which is being amortized as interest expense over the pre-termination life of the interest rate swaps. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $0.9 million and $1.3 million at March 30, 2019 and December 31, 2018, respectively. We recorded $0.4 million and $0.5 million of interest expense deriving from the amortization of the loss on termination of interest rate swaps during the three months ended March 30, 2019 and March 31, 2018, respectively.

During the first quarter of 2019, we entered into two interest rate cap contracts against 3-month USD LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We recorded a mark-to-market loss of $0.2 million related to the interest rate caps during the three months ended March 30, 2019.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,606	$8,234
Interest rate cap contracts	Other assets	$133	$—

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	March 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,789	$1,161

Note 22. Fair Value of Financial Instruments

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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	March 30, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	$5,606	$5,606	$—	$5,606	$—
Derivative assets, recorded in other assets	133	133	—	133	—
Liabilities:
Senior notes	$800,000	$756,000	$—	$756,000	$—
Term loans	470,871	464,354	—	464,354	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,789	1,789	—	1,789	—

	December 31, 2018
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30	$30	$—	$30	$—
Derivative assets, recorded in other current assets	8,234	8,234	—	8,234	—
Derivative assets, recorded in other assets	—	—	—	—	—
Liabilities:
Senior notes	$800,000	$692,000	$—	$692,000	$—
Term loans	474,058	455,545	—	455,545	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,161	1,161	—	1,161	—

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate cap contracts. See Note 21- Derivative Financial Instruments for additional information about our derivative assets and liabilities.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	March 30, 2019
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Closed operations	$425	$425	$—	$—	$425	$161
Total	$425	$425	$—	$—	$425	$161

	December 31, 2018
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Continuing operations	48	48	—	—	48	175
Total	$48	$48	$—	$—	$48	$175

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

In the opinion of management and based on the liability accruals provided, other than as described below, as of March 30, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

Steves & Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We have given notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”), alleging that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint seeks declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

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

On March 13, 2019 the presiding judge entered an Amended Final Judgment Order awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of CMI, subject to appeal. The judgment also conditionally awarded damages in the event the judgment is overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order is overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims are overturned on appeal. On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal.

On April 12, 2019, JELD-WEN filed a supersedeas bond and notice of appeal of the judgment to the Fourth Circuit Court of Appeals. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. However, based upon the recent rulings described above, the Company has recorded a charge of $76.5 million associated with this loss contingency. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On November 30, 2018, the presiding judge denied our request for a permanent injunction. Our other claims remain pending in Bexar County, Texas.

In Re: Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 30, 2019 and December 31, 2018, our accrued liability for self-insured risks was $72.2 million and $73.8 million, respectively.
Indemnifications – At March 30, 2019, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.

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

(amounts in thousands)	March 30, 2019	December 31, 2018
Self-insurance workers’ compensation	$24,122	$22,312
Environmental	8,487	14,552
Liability and other insurance	16,678	18,988
Other	6,668	10,870
Total outstanding performance bonds and stand-by letters of credit	$55,955	$66,722
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.8 million at March 30, 2019 and $0.5 million at December 31, 2018. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets. No long-term environmental liabilities were recorded at either March 30, 2019 or December 31, 2018.

Everett, Washington WADOE Action – In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment. We are currently working with WADOE to finalize our RI/FS (Remedial Investigation and Feasibility Study), and, once final, we will develop the CAP. We estimate the remaining cost to complete our RI/FS and develop the CAP at $0.5 million, which we have fully accrued. However, because we cannot at this time reasonably estimate the cost associated with any remedial actions we would be required to undertake, we have not provided accruals for any remedial action in our accompanying unaudited consolidated financial statements.

Towanda, Pennsylvania Consent Order – In 2015, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$1,250	$825
Interest cost	3,725	3,350
Expected return on plan assets	(4,650)	(4,525)
Amortization of net actuarial pension loss	2,225	3,000
Pension benefit expense	$2,550	$2,650

During the three months ended March 30, 2019, we made required contributions to our U.S. defined benefit pension plan or (“the Plan”) of $1.4 million. During the three months ended March 31, 2018, there were no required contributions to the Plan. We did not make any voluntary contributions during any of the periods described above. During fiscal year 2019, we expect to make additional cash contributions to the Plan of approximately $6.4 million.

Note 25. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Cash Operating Activities:
Operating leases	$13,453	$—
Finance leases	12	—
Cash paid for amounts included in the measurement of lease liabilities	$13,465	$—

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$8,130	$4,460
Property, equipment and intangibles purchased for debt	9,683	384
Customer accounts receivable converted to notes receivable	66	80

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$—	$38,823
Borrowings on long-term debt	115,027	76,906
Payments of long-term debt	(7,706)	(3,941)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(78)
Change in long-term debt	$107,321	$111,710

Cash paid for amounts included in the measurement of finance lease liabilities	$52	$—

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$1,189	$—
Prepaid ERP costs funded through short-term debt borrowings	1,430	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	30	201
Accounts payable converted to installment notes	286	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$5,881	$11,165
Cash interest paid	7,902	5,126

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. In addition, statements regarding the potential outcome of appeals on pending litigation are forward-looking statements.

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
•our new ERP system that we are implementing proving ineffective;
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
•the extent of Onex’s control of us; and

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

Critical Accounting Policies
Management’s Discussion and Analysis of Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.

Management believes that there have been no significant policy changes during the three months ended March 30, 2019, except for certain policy changes due to the adoption of ASU No. 2016-02, Leases (Topic 842). For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements. For more information on the adoption of ASU No. 2016-02, Leases, see Note 8 - Leases in our unaudited consolidated financial statements.

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
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile and Peru), Europe, and Australasia. Financial information related to our business segments can be found in Note 14 - Segment Information of our unaudited consolidated financial statements included elsewhere in this 10-Q.
Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc. a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is now part of our North America segment.

In April 2018, we acquired the assets of D&K, a long-standing supplier of cavity sliders to our Corinthian Doors business. D&K is part of our Australasia segment.

In March 2018, we acquired the remaining issued and outstanding shares and membership interests of ABS, headquartered in Sacramento, California. ABS is a premier supplier of value-added services for the millwork industry. ABS is part of our North America segment.

In February 2018, we acquired A&L, a leading Australian manufacturer of residential aluminum windows and patio doors. A&L has a network of manufacturing facilities across the eastern seaboard of Australia, which we expect will deliver synergies through operational savings from the implementation of JEM and by leveraging the benefits of our combined supply chain. A&L is part of our Australasia segment.

In February 2018, we acquired Domoferm, headquartered in Gänserndorf, Austria. Domoferm is a leading European provider of steel doors, steel door frames, and fire doors for commercial and residential markets with four manufacturing sites in Austria, Germany, and the Czech Republic. Domoferm is part of our Europe segment.

We paid an aggregate of approximately $57.5 million in cash (net of cash acquired) for the 2019 acquisition of VPI.

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

Comparison of the Three Months Ended March 30, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended
	March 30, 2019		March 31, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,010,906	100.0%	$946,179	100.0%
Cost of sales	802,458	79.4%	740,326	78.2%
Gross margin	208,448	20.6%	205,853	21.8%
Selling, general and administrative	163,378	16.2%	164,714	17.4%
Impairment and restructuring charges	3,719	0.4%	2,974	0.3%
Operating income	41,351	4.1%	38,165	4.0%
Interest expense, net	17,656	1.7%	15,661	1.7%
Other (income) expense	(3,195)	(0.3)%	(13,004)	(1.4)%
Income before taxes, equity earnings and discontinued operations	26,890	2.7%	35,508	3.8%
Income tax (benefit) expense	10,337	1.0%	(4,025)	(0.4)%
Income from continuing operations, net of tax	16,553	1.6%	39,533	4.2%
Equity earnings of non-consolidated entities	—	—%	738	0.1%
Net income	$16,553	1.6%	$40,271	4.3%
Consolidated Results
Net Revenues – Net revenues increased $64.7 million, or 6.8%, to $1,010.9 million in the three months ended March 30, 2019 from $946.2 million in the three months ended March 31, 2018. The increase was due to a 12% contribution from acquisitions offset by an unfavorable foreign exchange impact of 4% and a decrease in core revenue growth of 1%. Core growth included a 2% increase in price, partially offset by a 3% decrease in volume/mix.

Gross Margin – Gross margin increased $2.6 million, or 1.3%, to $208.4 million in the three months ended March 30, 2019 from $205.9 million in the three months ended March 31, 2018. Gross margin as a percentage of net revenues was 20.6% in the three months ended March 30, 2019 and 21.8% in the three months ended March 31, 2018. The increase in gross margin was due to favorable pricing and cost productivity, and the contribution from our recent acquisitions, partially offset by inflation and unfavorable mix. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, material and freight inflation, and operational inefficiencies due to lower volumes and unfavorable mix, partially offset by price.

SG&A Expense – SG&A expense decreased $1.3 million, or 0.8%, to $163.4 million in the three months ended March 30, 2019 from $164.7 million in the three months ended March 31, 2018. SG&A expense as a percentage of net revenues was 16.2% for the three months ended March 30, 2019 and 17.4% for the three months ended March 31, 2018. The decrease in SG&A expense was primarily due to decreased professional fees.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $0.7 million, or 25.1%, to $3.7 million in the three months ended March 30, 2019 from $3.0 million in the three months ended March 31, 2018. The 2019 charges consisted primarily of plant consolidations in our North America and Australasia segments as well as severance costs in our Europe and Australasia segments. The 2018 charges consisted primarily of plant consolidations in our North America and Australasia segments. For more information, refer to Note 19 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.

Interest Expense, Net – Interest expense, net, increased $2.0 million, or 12.7%, to $17.7 million in the three months ended March 30, 2019 from $15.7 million in the three months ended March 31, 2018. The increase was primarily due to higher variable interest rates incurred in the current year and increased revolving facility borrowings.

Other (Income) Expense – Other (income) expense decreased $9.8 million, to income of $3.2 million in the three months ended March 30, 2019 from income of $13.0 million in the three months ended March 31, 2018. The Other income in the three months ended March 30, 2019 was primarily due to foreign currency income of $5.0 million, and legal settlement income of $1.2 million, partially offset by pension expense of $2.7 million. Other income in the three months ended March 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, partially offset by foreign currency losses of $5.0 million and pension expense of $3.1 million.

Income Taxes – Income tax expense in the three months ended March 30, 2019 was $10.3 million, compared to benefit of $4.0 million in the three months ended March 31, 2018. The effective tax rate in the three months ended March 30, 2019 was expense of 38.4% compared to a benefit of (11.3)% in the three months ended March 31, 2018. The 2019 tax expense of $10.3 million was primarily due to mix of income/loss between taxing jurisdictions. The 2018 tax benefit of $4.0 million was due primarily to the write-off of the outside basis difference of our equity method investment upon acquisition of the remaining shares. The effective tax rate for both periods includes the impact of the new GILTI tax.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 14 - Segment Information to our unaudited consolidated financial statements included in this 10-Q.

Comparison of the Three Months Ended March 30, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Net revenues from external customers			% Variance
North America	$565,751	$497,941	13.6%
Europe	299,966	301,687	(0.6)%
Australasia	145,189	146,551	(0.9)%
Total Consolidated	$1,010,906	$946,179	6.8%
Percentage of total consolidated net revenues
North America	56.0%	52.6%
Europe	29.7%	31.9%
Australasia	14.3%	15.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$53,540	$47,035	13.8%
Europe	28,169	33,807	(16.7)%
Australasia	16,426	16,742	(1.9)%
Corporate and unallocated costs	(7,536)	(9,752)	(22.7)%
Total Consolidated	$90,599	$87,832	3.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	9.5%	9.4%
Europe	9.4%	11.2%
Australasia	11.3%	11.4%
Total Consolidated	9.0%	9.3%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our unaudited consolidated financial statements.

North America
Net revenues in North America increased $67.8 million, or 13.6%, to $565.8 million in the three months ended March 30, 2019 from $497.9 million in the three months ended March 31, 2018. The increase was primarily due to a 15% increase attributable to the acquisition of ABS.

Adjusted EBITDA in North America increased $6.5 million, or 13.8%, to $53.5 million in the three months ended March 30, 2019 from $47.0 million in the three months ended March 31, 2018. The increase was primarily due to the ABS acquisition partially offset by lower core volumes and mix shift to lower margin products.

Europe
Net revenues in Europe decreased $1.7 million, or 0.6%, to $300.0 million in the three months ended March 30, 2019 from $301.7 million in the three months ended March 31, 2018. The decrease was primarily due to an unfavorable foreign exchange impact of 8%, partially offset by a 7% increase attributable to the acquisition of Domoferm and core revenue growth of 1%.

Adjusted EBITDA in Europe decreased $5.6 million, or 16.7%, to $28.2 million in the three months ended March 30, 2019 from $33.8 million in the three months ended March 31, 2018. The decrease was primarily due to the impact of unfavorable foreign exchange and inflation.

Australasia
Net revenues in Australasia decreased $1.4 million, or 0.9%, to $145.2 million in the three months ended March 30, 2019 from $146.6 million in the three months ended March 31, 2018. The decrease was due primarily to unfavorable foreign exchange rates of 9% and a decrease in core revenues of 2%, consisting of a decrease in volume/mix of 3% and favorable pricing of 1%, partially offset by a 10% increase attributable to the acquisition A&L.

Adjusted EBITDA in Australasia decreased $0.3 million, or 1.9%, to $16.4 million in the three months ended March 30, 2019 from $16.7 million in the three months ended March 31, 2018. The decrease was primarily due to inflation and lower volumes, partially offset by the acquisition of A&L.
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

As of March 30, 2019, we had total liquidity (a non-GAAP measure) of $182.6 million, which included $94.0 million in unrestricted cash, $80.1 million available for borrowing under the ABL Facility, and AUD $12.0 million ($8.5 million) available for borrowing under the Australia Senior Secured Credit Facility. This compares to total liquidity of $380.2 million as of December 31, 2018. The decrease in total liquidity at March 30, 2019 was primarily due to cash paid for the VPI acquisition, increased capital expenditures, cash used to repurchase our shares, and our decision to allow our Euro Revolving Credit Facility to expire in January 2019.

As of March 30, 2019, our cash balances, including $0.3 million of restricted cash, consisted of $19.6 million in the U.S. and $74.7 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

We may, from time to time, refinance, reprice, extend, retire or otherwise modify our outstanding debt to lower our interest payments, reduce our debt or otherwise improve our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, re-priced, extended, retired or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our unaudited consolidated balance sheets.

Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $2.3 million for the three months ended March 30, 2019. Due to the mitigating effect of the interest rate caps, a 1.0% rise in interest rates would have increased our interest expense by $2.1 million for the same period.
Borrowings and Refinancings
In December 2017, we issued $800.0 million of unsecured Senior Notes, re-priced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. In December 2018, we amended the ABL Facility, providing for a $100.0 million increase in the U.S. revolving credit commitments. In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility. See Note 12 - Long-Term Debt in our unaudited consolidated financial statements for additional details.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 30, 2019	March 31, 2018
Cash provided by (used in):
Operating activities	$(27,958)	$(65,312)
Investing activities	(88,936)	(191,830)
Financing activities	93,471	107,414
Effect of changes in exchange rates on cash and cash equivalents	63	(3,206)
Net change in cash and cash equivalents	$(23,360)	$(152,934)

Cash Flow from Operations
Net cash used in operating activities decreased $37.3 million to $28.0 million in the three months ended March 30, 2019 from $65.3 million in net cash used in operating activities in the three months ended March 31, 2018. The decrease in cash used in operating activities was due primarily to an increase in our net income, adjusted for non-cash items, and changes in net working capital.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $102.9 million to $88.9 million in the three months ended March 30, 2019 from $191.8 million in the three months ended March 31, 2018. The decrease was primarily due to a decrease in the cash used for acquisitions and capital expenditures compared to the same period in the prior year.

Cash Flow from Financing Activities
Net cash provided by financing activities was $93.5 million in the three months ended March 30, 2019 and was comprised primarily of increased borrowings of $107.3 million, offset by repurchases of our common stock of $15.0 million.

Net cash provided by financing activities in the three months ended March 31, 2018 was $107.4 million and comprised primarily of increased borrowings of $111.7 million, offset by payments to tax authorities of $4.5 million.
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

The Australia Senior Secured Credit Facility also contain restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 12 - Long-Term Debt in our unaudited consolidated financial statements.

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of March 30, 2019 was $488.5 million.
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
Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that, due to material weaknesses in internal control over financial reporting as described in Item 9A-Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of March 30, 2019.

Remediation Plan for Material Weaknesses

As described in Item 9A-Controls and Procedures of our 10-K, we identified material weaknesses in our internal control over financial reporting and have begun implementing our remediation plan to address the control deficiencies that led to the material weaknesses identified therein. The remediation plan includes the following:

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

During the period ended March 30, 2019, we hired new personnel in Europe with knowledge and experience in internal control over financial reporting, and we are actively recruiting additional experienced resources to supplement our European team. We conducted training on internal controls over financial reporting, monitoring controls, journal entry controls, and ethics and compliance topics in Europe. In addition, we have created detailed remediation plans for each of the deficiencies which we began executing during the period. While we expect to have completed the remediation plan above for the material weaknesses identified in our 10-K by the end of 2019, the material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above under the caption "Remediation Plan for Material Weaknesses," there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in our unaudited consolidated balance sheets included in this report. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management, other than as described below, as of March 30, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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

On March 13, 2019 the presiding judge entered an Amended Final Judgment Order awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of CMI, subject to appeal. The judgment also conditionally awarded damages in the event the judgment is overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order is overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims are overturned on appeal. On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal.

On April 12, 2019, JELD-WEN filed a supersedeas bond and notice of appeal of the judgment to the Fourth Circuit Court of Appeals. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. However, based upon the recent rulings described above, the Company has recorded a charge of $76.5 million associated with this loss contingency. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On November 30, 2018, the presiding judge denied our request for a permanent injunction. Our other claims remain pending in Bexar County, Texas.

In Re: Interior Molded Doors Antitrust Litigation

On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and, in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of Common Stock during the first quarter of 2019 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2019 - January 26, 2019	939,798	$15.96	939,798	$109,971
January 27, 2019 - February 23, 2019	—	$—	—	$109,971
February 24, 2019 - March 30, 2019	—	$—	—	$109,971
Total	939,798	$15.96	939,798

1 In April 2018, our Board of Directors authorized a $250 million share repurchase program that extends through December 31, 2019. Certain purchases made in the fiscal quarter ended March 30, 2019 were made in open market transactions pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act.
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

Date: May 8, 2019