Form 10-Q
period 2019-06-29
JELD-WEN Holding, Inc.
filed 2019-08-07
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 001-38000
____________________________
JELD-WEN Holding, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	93-1273278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The registrant had 100,560,451 shares of Common Stock, par value $0.01 per share, outstanding as of August 6, 2019.

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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$1,118,987	$1,172,465	$2,129,247	$2,118,630
Cost of sales	878,768	924,363	1,680,899	1,665,942
Gross margin	240,219	248,102	448,348	452,688
Selling, general and administrative	176,585	175,325	340,685	340,207
Impairment and restructuring charges	5,734	2,513	9,453	5,487
Operating income	57,900	70,264	98,210	106,994
Interest expense, net	18,492	17,830	36,148	33,491
Other expense (income)	4,866	(4,956)	1,410	(19,431)
Income before taxes and equity earnings	34,542	57,390	60,652	92,934
Income tax expense	12,181	22,673	22,530	18,545
Income from continuing operations, net of tax	22,361	34,717	38,122	74,389
Equity earnings of non-consolidated entities	—	—	—	738
Net income	$22,361	$34,717	$38,122	$75,127
Less net (income) loss attributable to non-controlling interest	5	(59)	(11)	(53)
Net income attributable to common shareholders	$22,356	$34,776	$38,133	$75,180

Weighted average common shares outstanding:
Basic	100,630,119	105,620,267	100,636,740	105,881,966
Diluted	101,473,530	107,653,009	101,465,071	108,264,549
Net income per share
Basic	$0.22	$0.33	$0.38	$0.71
Diluted	$0.22	$0.32	$0.38	$0.69

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$22,361	$34,717	$38,122	$75,127
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	10,079	(55,498)	(1,967)	(37,502)
Interest rate hedge adjustments, net of tax benefit of ($115), ($350), ($227), and ($350), respectively	563	873	1,113	1,392
Defined benefit pension plans, net of tax expense of $798, $1,023, $1,569, and $2,019, respectively	1,428	1,977	2,882	3,981
Total other comprehensive income (loss), net of tax	12,070	(52,648)	2,028	(32,129)
Comprehensive income (loss)	$34,431	$(17,931)	$40,150	$42,998

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 29, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$119,562	$116,991
Restricted cash	3,911	632
Accounts receivable, net	578,486	471,843
Inventories	541,095	508,499
Other current assets	45,708	48,674
Total current assets	1,288,762	1,146,639
Property and equipment, net	833,337	843,403
Deferred tax assets	206,097	209,062
Goodwill	601,827	585,942
Intangible assets, net	258,392	225,553
Operating lease assets, net	189,095	—
Other assets	36,964	36,926
Total assets	$3,414,474	$3,047,525
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$291,618	$249,978
Accrued payroll and benefits	124,531	115,018
Accrued expenses and other current liabilities	304,890	252,310
Current maturities of long-term debt	57,287	54,930
Total current liabilities	778,326	672,236
Long-term debt	1,513,344	1,422,962
Unfunded pension liability	105,372	107,522
Operating lease liability	150,422	—
Deferred credits and other liabilities	67,249	72,710
Deferred tax liabilities	10,317	10,478
Total liabilities	2,625,030	2,285,908
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,543,160 shares outstanding as of June 29, 2019; 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018	1,005	1,013
Additional paid-in capital	665,499	658,593
Retained earnings	265,745	246,833
Accumulated other comprehensive loss	(142,777)	(144,805)
Total shareholders’ equity attributable to common shareholders	789,472	761,634
Non-controlling interest	(28)	(17)
Total shareholders’ equity	789,444	761,617
Total liabilities and shareholders’ equity	$3,414,474	$3,047,525

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, continued)

	Three Months Ended
	June 29, 2019		June 30, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,664,822	$1,007	106,220,558	$1,062
Shares issued for exercise/vesting of share-based compensation awards	167,454	2	237,714	3
Shares repurchased	(252,621)	(3)	(1,643,917)	(16)
Shares surrendered for tax obligations for employee share-based transactions	(36,495)	(1)	(90,422)	(1)
Balance at period end	100,543,160	1,005	104,723,933	1,048
Additional paid-in capital
Balance at beginning of period		$662,837		$651,219
Shares issued for exercise/vesting of share-based compensation awards		190		—
Shares surrendered for tax obligations for employee share-based transactions		(754)		(2,564)
Amortization of share-based compensation		3,887		6,136
Balance at period end		666,160		654,791
Employee stock notes
Balance at beginning of period		(654)		(668)
Net issuances, payments and accrued interest on notes		(7)		33
Balance at period end		(661)		(635)
Balance at period end		$665,499		$654,156
Retained earnings
Balance at beginning of period		$248,381		$270,307
Share repurchased		(4,992)		(46,975)
Adoption of new accounting standard ASU 2016-02		—		—
Net income attributable to common shareholders		22,356		34,776
Balance at period end		$265,745		$258,108
Accumulated other comprehensive (loss) income
Balance at beginning of period		$(154,847)		$(73,975)
Foreign currency adjustments		10,079		(55,498)
Unrealized gain on interest rate hedges		563		873
Net actuarial pension gain		1,428		1,977
Balance at period end		$(142,777)		$(126,622)
Non-controlling interest
Balance at beginning of period		$(32)		$(178)
Acquisition of non-controlling interest		—		—
Net income (loss)		5		(59)
Foreign currency translation		(1)		16
Balance at period end		$(28)		$(221)
Total shareholders’ equity at period end		$789,444		$786,469
(continued on next page)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	June 29, 2019		June 30, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	101,310,862	$1,013	105,990,483	$1,060
Shares issued for exercise/vesting of share-based compensation awards	470,547	5	576,406	6
Shares repurchased	(1,192,419)	(12)	(1,643,917)	(16)
Shares surrendered for tax obligations for employee share-based transactions	(45,830)	(1)	(199,039)	(2)
Balance at period end	100,543,160	1,005	104,723,933	1,048
Additional paid-in capital
Balance at beginning of period		$659,241		$653,327
Shares issued for exercise/vesting of share-based compensation awards		1,477		189
Shares surrendered for tax obligations for employee share-based transactions		(918)		(6,683)
Amortization of share-based compensation		6,360		7,958
Balance at period end		666,160		654,791
Employee stock notes
Balance at beginning of period		(648)		(661)
Net issuances, payments and accrued interest on notes		(13)		26
Balance at period end		(661)		(635)
Balance at period end		$665,499		$654,156
Retained earnings
Balance at beginning of period		$246,833		$229,903
Share repurchased		(19,982)		(46,975)
Adoption of new accounting standard ASU 2016-02		761		—
Net income attributable to common shareholders		38,133		75,180
Balance at period end		$265,745		$258,108
Accumulated other comprehensive (loss) income
Balance at beginning of period		$(144,805)		$(94,493)
Foreign currency adjustments		(1,967)		(37,502)
Unrealized gain on interest rate hedges		1,113		1,392
Net actuarial pension gain		2,882		3,981
Balance at period end		$(142,777)		$(126,622)
Non-controlling interest
Balance at beginning of period		$(17)		$—
Acquisition of non-controlling interest		—		(184)
Net loss		(11)		(53)
Foreign currency translation		—		16
Balance at period end		$(28)		$(221)
Total shareholders’ equity at period end		$789,444		$786,469

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$38,122	$75,127
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	64,828	59,031
Deferred income taxes	213	(2,411)
(Gain) loss on sale of business units, property and equipment	(1,695)	488
Adjustment to carrying value of assets	2,584	716
Equity earnings in non-consolidated entities	—	(738)
Amortization of deferred financing costs	967	1,037
Non-cash gain on previously held shares of an equity investment	—	(20,767)
Stock-based compensation	6,477	8,241
Contributions to U.S. pension plan	(3,021)	(1,375)
Amortization of U.S. pension expense	4,450	6,000
Other items, net	1,701	3,148
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(97,942)	(98,609)
Inventories	(30,208)	(41,123)
Other assets	220	(15,490)
Accounts payable and accrued expenses	47,145	15,581
Change in short term and long-term tax liabilities	8,764	2,833
Net cash provided by (used in) operating activities	42,605	(8,311)
INVESTING ACTIVITIES
Purchases of property and equipment	(41,108)	(51,589)
Proceeds from sale of business units, property and equipment	6,489	1,224
Purchase of intangible assets	(22,118)	(5,380)
Purchases of businesses, net of cash acquired	(57,264)	(168,049)
Cash received for notes receivable	244	292
Net cash used in investing activities	(113,757)	(223,502)
FINANCING ACTIVITIES
Change in long-term debt	95,400	169,821
Employee note repayments	—	39
Common stock issued for exercise of options	1,482	195
Common stock repurchased	(19,994)	(46,991)
Payments to tax authority for employee share-based compensation	(619)	(6,827)
Net cash provided by financing activities	76,269	116,237
Effect of foreign currency exchange rates on cash	733	(2,600)
Net increase (decrease) in cash and cash equivalents	5,850	(118,176)
Cash, cash equivalents and restricted cash, beginning	117,623	256,234
Cash, cash equivalents and restricted cash, ending	$123,473	$138,058
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of June 29, 2019 and for the three and six months ended June 29, 2019 and June 30, 2018, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Certain prior year amounts have been reclassified to conform to current year presentation. The consolidated balance sheets, statements of operations and statements of cash flows have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 27 - Revision of Prior Period Financial Statements. We do not believe the errors corrected were material to our previously issued financial statements.

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
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $39.0 million and $18.1 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs was $0.1 million and $0.3 million for the three and six months ended June 29, 2019, respectively, and $0.1 million in each of the corresponding periods ended June 30, 2018.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. In October 2018, the FASB issued ASU No. 2018-16, ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the overnight index swap rate (OIS) based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. We adopted this standard in the first quarter of 2019 and it did not have an impact on our unaudited consolidated financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard in the first quarter of 2019 including the practical expedients outlined in ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, the additional transition method and election to combine lease and nonlease components for real estate leases outlined in ASU 2018-11, Leases (Topic 842) Targeted Improvements, and the accounting policy election outlined in ASU 2018-20, Leases (Topic 842) Narrow-scope Improvements for Lessors. The adoption of the standard has had a significant impact on our unaudited consolidated balance sheet due to the recognition of approximately $200 million of lease liabilities with corresponding right-of-use assets for operating leases. Additionally, we recognized a $0.8 million cumulative effect adjustment credit, net of tax, to retained earnings. The adjustment to retained earnings was driven by a build-to-suit capital lease that transitioned to an operating lease under the new standard. The deferred tax impact on adoption was immaterial.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and adds an impairment model that is based on expected losses rather than incurred losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to (Topic 326), Financial Instruments-Credit Losses, (Topic 815), Derivatives and Hedging, and (Topic 825), Financial Instruments, to clarify and address certain items related to the amendments of ASU No. 2016-13. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently extracting and analyzing historical credit and collections data for our customers to assess the impact of this ASU on our internal processes and our disclosures, which will primarily impact our allowance for doubtful accounts.

Note 2. Acquisitions

For the six months ended June 29, 2019, we completed the following acquisition:

•
In March 2019, we acquired VPI Quality Windows, Inc. VPI is a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is now part of our North America segment.

The preliminary fair values of the assets and liabilities acquired of this acquisition are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$11,417	$(136)	$11,281
Inventories	2,555	270	2,825
Other current assets	261	—	261
Property and equipment	3,166	(130)	3,036
Identifiable intangible assets	17,702	7,898	25,600
Operating lease assets, net	3,739	—	3,739
Goodwill	26,553	(8,124)	18,429
Other assets	10	—	10
Total assets	$65,403	$(222)	$65,181
Accounts payable	2,629	—	2,629
Other current liabilities	1,875	—	1,875
Operating lease liability	3,413	—	3,413
Total liabilities	$7,917	$—	$7,917
Purchase price:
Cash consideration, net of cash acquired	$57,486	$(222)	$57,264

The revised preliminary goodwill of $18.4 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over a preliminary estimated weighted average amortization period of 8 years. Total 2019 net revenues and net loss, excluding retention bonuses disclosed below, relating to VPI since the date of acquisition were $16.0 million and $(1.0) million, respectively.

Acquisition-related costs of $0.2 million and $0.4 million were expensed as incurred and are included in selling, general and administrative expense in our accompanying unaudited consolidated statements of operations for the three and six months ended June 29, 2019. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. At the direction of the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of preliminary purchase price. In the second quarter of 2019, we expensed the post-acquisition value of these retention bonuses and recorded an acquisition-related cost of $7.1 million included in selling, general and administrative expense in our accompanying unaudited consolidated statements of operations for the three and six months ended June 29, 2019.

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

Goodwill of $60.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include customer relationships, tradenames, patents and software and will be amortized over a weighted average amortization period of 16 years. Acquisition-related costs of $1.4 million and $3.7 million were expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2018. The purchase price allocation was considered complete for the Domoferm, A&L, ABS and D&K acquisitions as of March 30, 2019.

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

At June 29, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $6.0 million and $6.2 million, respectively.

The prior period information has been revised. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	June 29, 2019	December 31, 2018
Raw materials	$383,047	$370,124
Work in process	36,714	39,127
Finished goods	121,334	99,248
Total inventories	$541,095	$508,499

The prior period information has been revised. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 5. Property and Equipment, Net

(amounts in thousands)	June 29, 2019	December 31, 2018
Property and equipment	$2,004,283	$1,982,301
Accumulated depreciation	(1,170,946)	(1,138,898)
Total property and equipment, net	$833,337	$843,403

We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $0.5 million and $1.4 million in the three and six months ended June 29, 2019, respectively. We recorded no impairment charges during the three months ended June 30, 2018 and $0.6 million during the six months ended June 30, 2018.

Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales	$20,747	$21,014	$41,416	$40,997
Selling, general and administrative	2,527	2,492	4,934	4,490
Total depreciation expense	$23,274	$23,506	$46,350	$45,487

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$223,562	$279,688	$82,692	$585,942
Acquisitions - preliminary allocation	26,553	—	—	26,553
Acquisition remeasurements	(6,606)	—	(1,248)	(7,854)
Sale of business unit	(1,343)	—	—	(1,343)
Currency translation	253	(1,419)	(305)	(1,471)
Balance at end of period	$242,419	$278,269	$81,139	$601,827

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

	June 29, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$158,339	$(53,189)	$105,150
Software	82,395	(14,807)	67,588
Trademarks and trade names	59,204	$(6,291)	$52,913
Patents, licenses and rights	47,618	(14,877)	32,741
Total amortizable intangibles	$347,556	$(89,164)	$258,392

	December 31, 2018
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$134,999	$(45,418)	$89,581
Software	62,147	(14,053)	48,094
Trademarks and trade names	57,513	(5,050)	52,463
Patents, licenses and rights	47,804	(12,389)	35,415
Total amortizable intangibles	$302,463	$(76,910)	$225,553

We have capitalized a total of $48.5 million related to the application development stage of our global ERP system implementation, including $20.1 million in the six months ended June 29, 2019. During the second quarter of 2019, we began amortizing the cost of our global ERP system over its estimated useful life of 15 years.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization expense	$9,130	$5,165	$14,793	$9,867

Note 8. Leases

We lease certain warehouses, distribution centers, office space, land, vehicles and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in operating lease assets (“ROU assets”), net, accrued expense and other current liabilities and noncurrent operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt and long-term debt in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

If the leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate for operating leases that commenced in the period is determined by using the prior quarter end’s incremental borrowing rates.

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

(amounts in thousands)	Balance Sheet Location	June 29, 2019
Assets:
Operating	Operating lease assets, net	$189,095
Finance	Property and equipment, net (1)	1,808
Total lease assets		$190,903
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$43,907
Finance	Current maturities of long-term debt	703
Noncurrent:
Operating	Operating lease liability	150,422
Finance	Long-term debt	1,201
Total lease liability		$196,233

(1) Finance lease assets are recorded net of accumulated depreciation of $0.9 million as of June 29, 2019.

During the six months ended June 29, 2019 we obtained $11.9 million in right-of-use assets in exchange for operating lease liabilities.

	Three Months Ended	Six Months Ended
(amounts in thousands)	June 29, 2019	June 29, 2019
Operating	$13,882	$27,474
Short term	2,463	5,408
Variable	276	1,837
Low value	923	841
Finance	35	47
Total lease costs	$17,579	$35,607

June 29, 2019
Weighted average remaining lease terms (years):
Operating	6.7
Finance	2.6
Weighted average discount rate:
Operating	4.7%
Finance	5.1%

Future minimum lease payment obligations under operating and capital leases are as follows:

	June 29, 2019
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2019 (remaining six months)	$26,758	$444	$27,202
2020	49,040	807	49,847
2021	36,850	499	37,349
2022	29,026	139	29,165
2023	23,522	55	23,577
Thereafter	64,917	22	64,939
Total lease payments	230,113	1,966	232,079
Less: Interest	35,784	62	35,846
Present value of lease liability	$194,329	$1,904	$196,233

(1) Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

Disclosures related to period prior to adoption of the Standard

Operating lease rent expense was $17.1 million and $30.8 million in the three and six months ended June 30, 2018, respectively.

Future minimum lease payment obligations under operating and capital leases are as follows:

	December 31, 2018
(amounts in thousands)	Operating Leases	Capital Leases (1)	Total
2019	$49,128	$862	$49,990
2020	43,794	826	44,620
2021	30,885	561	31,446
2022	24,020	237	24,257
2023	19,352	225	19,577
Thereafter	33,943	23,968	57,911
	$201,122	$26,679	$227,801

(1) As of December 31, 2018 capital leases included maturities of approximately $24.5 million related to a build-to-suit lease that transitioned to operating lease under the new standard.

Note 9. Other Assets

(amounts in thousands)	June 29, 2019	December 31, 2018
Customer displays	$15,063	$15,069
Deposits	6,610	6,627
Long-term notes receivable	4,772	4,902
Other prepaid expenses	3,202	5,331
Cloud computing arrangements	2,792	—
Overfunded pension benefit obligation	1,603	1,517
Debt issuance costs on unused portion of revolver facility	899	1,552
Long-term taxes receivable	800	800
Other long-term accounts receivable	797	762
Other long-term assets	426	366
Total other assets	$36,964	$36,926

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 10. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	June 29, 2019	December 31, 2018
Current portion of legal claims provision	$78,720	$79,356
Accrued sales and advertising rebates	61,783	68,755
Current portion of operating lease liability (Note 8)	43,907	—
Accrued expenses	31,375	28,261
Non-income related taxes	28,525	21,643
Current portion of warranty liability (Note 11)	19,692	20,529
Current portion of accrued claim costs relating to self-insurance programs	11,654	12,319
Current portion of accrued income taxes payable	10,724	1,739
Current portion of deferred revenue (Note 16)	9,307	9,896
Current portion of restructuring accrual (Note 19)	5,343	6,635
Accrued interest payable	2,092	2,016
Current portion of derivative liability (Note 21)	1,768	1,161
Total accrued expenses and other current liabilities	$304,890	$252,310

The prior period information has been revised. Please refer to FN 27-Revision of Prior Period Financial Statements.

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

An analysis of our warranty liability is as follows:

(amounts in thousands)	June 29, 2019	June 30, 2018
Balance as of January 1	$46,468	$46,256
Current period expense	9,309	13,168
Liabilities assumed due to acquisition	79	1,541
Experience adjustments	1,549	160
Payments	(11,109)	(13,782)
Currency translation	209	(618)
Balance at period end	46,505	46,725
Current portion	(19,692)	(20,668)
Long-term portion	$26,813	$26,057

The most significant component of our warranty liability is in the North America segment, which totaled $41.6 million at June 29, 2019 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $3.0 million.

Note 12. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	June 29, 2019 Interest Rate	June 29, 2019	December 31, 2018
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.30% - 4.33%	469,077	474,058
Revolving credit facilities	3.90% - 6.00%	191,528	85,000
Finance leases and other financing arrangements	1.90% - 6.38%	91,494	98,914
Mortgage notes	1.65%	29,431	30,375
Installment notes for stock	5.50%	205	962
Unamortized debt issuance costs		(11,104)	(11,417)
		1,570,631	1,477,892
Current maturities of long-term debt		(57,287)	(54,930)
Long-term debt		$1,513,344	$1,422,962
Summaries of our significant changes to outstanding debt agreements as of June 29, 2019 are as follows:
Senior Notes
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027.
Term Loans
U.S. Facility - The facility matures in December 2024. At June 29, 2019, the outstanding principal balance was $433.4 million.
Australia Facility - In June 2019, we reallocated AUD $5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD $50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10% and matures in February 2023. In addition, we pay a line fee of 1.25% on the facility, which is secured by guarantees of JWA and had an outstanding principal balance of $35.0 million as of June 29, 2019.

Revolving Credit Facilities
ABL Facility - In December 2018, we amended the $300 million ABL Facility, providing for a $100 million increase in the U.S. revolving credit commitments. The facility matures in December 2022. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. As of June 29, 2019, we had $191.5 million in borrowings, $35.8 million in letters of credit and $146.0 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In the second quarter of 2019, we amended the Australia Senior Secured Credit Facility to provide for an AUD $35.0 million interchangeable facility to be used for loans of 12 months or less bearing interest at BBSY plus a margin of 1.10%, as well as guarantees and asset financing. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of June 29, 2019, we had AUD $23.0 million ($16.1 million) available under this facility.
Euro Revolving Facility - In January 2019, we allowed our €39 million Euro Revolving Facility to expire due to operating cash generation in Europe and expenses and restrictions associated with the facility.
At June 29, 2019, we had combined borrowing availability of $162.1 million under our revolving facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. As of June 29, 2019, we had DKK 193.0 million (or $29.4 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At June 29, 2019, we had $91.5 million outstanding in this category, with maturities ranging from 2019 to 2026. At December 31, 2018, this category included a $24.5 million build-to-suit capital lease that was reclassified as an operating lease under the recently updated leasing standards and is no longer reflected in long-term debt as of January 1, 2019 (Note 8 - Leases). Increases in this category during 2019 were primarily due to additional equipment financing.

As of June 29, 2019, we were in compliance with the terms of all of our credit facilities.
Note 13. Income Taxes

On December 22, 2017, the Tax Act was enacted in the United States, and the Company completed its accounting for the income tax effects of the Tax Act as of December 31, 2018. Although the measurement period has effectively ended, additional guidance and regulations continue to be released and/or finalized as of June 29, 2019. We have considered these ongoing developments and determined that they have no impact on our tax accounts for the three and six months ended June 29, 2019. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations was 35.3% and 37.2% for the three and six months ended June 29, 2019, compared to 39.5% and 20.0% for the three and six months ended June 30, 2018, respectively. In accordance with ASC 740-270, we recorded tax expense of $12.2 million and $22.5 million from continuing operations in the three and six months ended June 29, 2019 compared to tax expense of $22.7 million and $18.5 million for the corresponding periods ended June 30, 2018, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years include the impact of the new tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense related to discrete items included in the tax provision for continuing operations for the three months ended June 29, 2019 was $1.6 million compared to a tax benefit of $3.4 million for the three months ended June 30, 2018. The discrete tax expense for the three months ended June 29, 2019 was comprised primarily of $1.0 million related to the establishment of a valuation allowance for a Chilean subsidiary, $0.5 million related to return-to-provision adjustments for various entities for tax filings in the period, $0.4 million attributable to current period interest expense on uncertain tax positions, offset by tax benefit of $0.3 million related to a release of prior year uncertain tax positions. The discrete tax expense for the three months ended June 30, 2018 was comprised primarily of $2.7 million for a net increase to uncertain tax position arising from certain tax examinations, including interest, $0.3 million attributable to stock compensation and expirations, and $0.4 million attributable to current period interest expense on uncertain tax positions. The tax expense related to discrete items included in the tax provision for continuing operations for the six months ended June 29, 2019 was $2.9 million, compared to a benefit of $5.3 million for the six months ended June 30, 2018. The discrete amounts for the six months ended June 29, 2019 were comprised primarily of a tax expense of $1.1 million related to a shortfall recognized from exercises and forfeitures from share-based compensation awards, $1.0 million related to the establishment of valuation allowance for a Chilean subsidiary, $0.5 million related to return-to-provision adjustments for various entities for tax filings in the period, $0.8 million attributable to current period interest expense on uncertain tax positions, offset by tax benefit of $0.3 million related to a release of prior year uncertain tax positions, and $0.2 million for other matters. The discrete amounts for the six months ended June 30, 2018 were comprised primarily of $7.1 million attributable to the write-off of the outside basis difference of an investment formerly held as an equity method investment and $1.5 million attributable to stock compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.6 million attributable to current period interest expense on uncertain tax positions.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $16.1 million and $16.6 million as of June 29, 2019 and December 31, 2018, respectively.

The prior period information has been revised. Please refer to FN 27-Revision of Prior Period Financial Statements.

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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 29, 2019
Total net revenues	$668,866	$300,479	$152,203	$1,121,548	$—	$1,121,548
Intersegment net revenues	(494)	(93)	(1,974)	(2,561)	—	(2,561)
Net revenues from external customers	$668,372	$300,386	$150,229	$1,118,987	$—	$1,118,987
Impairment and restructuring charges	$2,190	$644	$1,954	$4,788	$946	$5,734
Adjusted EBITDA	$87,519	$28,988	$21,258	$137,765	$(10,182)	$127,583
Three Months Ended June 30, 2018
Total net revenues	$673,476	$318,778	$184,297	$1,176,551	$—	$1,176,551
Intersegment net revenues	(287)	(82)	(3,717)	(4,086)	—	(4,086)
Net revenues from external customers	$673,189	$318,696	$180,580	$1,172,465	$—	$1,172,465
Impairment and restructuring charges	$(565)	$457	$2,410	$2,302	$211	$2,513
Adjusted EBITDA	$79,759	$37,056	$24,121	$140,936	$(6,809)	$134,127

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 29, 2019
Total net revenues	$1,234,568	$600,471	$298,723	$2,133,762	$—	$2,133,762
Intersegment net revenues	(1,090)	(120)	(3,305)	(4,515)	—	(4,515)
Net revenues from external customers	$1,233,478	$600,351	$295,418	$2,129,247	$—	$2,129,247
Impairment and restructuring charges	$4,148	$1,953	$2,419	$8,520	$933	$9,453
Adjusted EBITDA	$140,314	$56,627	$37,638	$234,579	$(17,718)	$216,861
Six Months Ended June 30, 2018
Total net revenues	$1,171,795	$621,247	$332,997	$2,126,039	$—	$2,126,039
Intersegment net revenues	(679)	(864)	(5,866)	(7,409)	—	(7,409)
Net revenues from external customers	$1,171,116	$620,383	$327,131	$2,118,630	$—	$2,118,630
Impairment and restructuring charges	$2,191	$705	$3,750	$6,646	$(1,159)	$5,487
Adjusted EBITDA	$126,672	$69,627	$40,786	$237,085	$(16,561)	$220,524

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$22,361	$34,717	$38,122	$75,127
Equity earnings of non-consolidated entities	—	—	—	(738)
Income tax expense	12,181	22,673	22,530	18,545
Depreciation and amortization	33,930	30,572	64,828	59,031
Interest expense, net	18,492	17,830	36,148	33,491
Impairment and restructuring charges	5,734	2,513	9,453	5,487
Gain on previously held shares of equity investment	—	—	—	(20,767)
(Gain) loss on sale of property and equipment	568	115	1,080	273
Share-based compensation expense	3,882	6,290	6,477	8,241
Non-cash foreign exchange transaction/translation loss (income)	7,484	(5,397)	3,797	(3,199)
Other items (1)	22,882	12,514	33,692	32,767
Other non-cash items (2)	69	12,191	734	12,191
Costs relating to debt restructuring and debt refinancing	—	109	—	75
Adjusted EBITDA	$127,583	$134,127	$216,861	$220,524

(1)
Other non-recurring items not core to ongoing business activity include: (i) in the three months ended June 29, 2019 (1) $8,804 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $9,063 in acquisition related costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees at a recent acquisition, (3) $4,640 in legal and professional fees relating primarily to litigation, (4) $100 in costs related to departure of former executives, and (5) $274 in other miscellaneous costs; (ii) in the three months ended June 30, 2018 (1) $10,523 in legal and professional fees relating primarily to litigation, (2) $1,614 in acquisition costs (3) $124 in costs related to the departure of former executives, and (4) $252 of other miscellaneous costs; (iii) in the six months ended June 29, 2019 (1) $14,038 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $11,997 in acquisition related costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees at a recent acquisition, (3) $6,323 in legal cost and professional fees relating primarily to litigation, (4) $525 in costs related to departure of former executives, and (5) $809 in other miscellaneous costs; (iv) in the six months ended June 30, 2018 (1) $25,227 in legal and professional fees relating primarily to litigation, (2) $4,164 in acquisition costs, (3) $2,675 in costs related to the departure of former executives, (4) $112 in secondary offering costs, and (5) $589 in other miscellaneous costs.

(2)
Other non-cash items include: (i) in the three months ended June 29, 2019 includes $69 for initial inventory adjustments related to the VPI acquisition; (ii) in the six months ended June 29, 2019 includes $734 for inventory adjustments; (iii) in the three and six months ended June 30, 2018 includes $12,191 for initial inventory adjustments related to the ABS acquisition.

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 15. Capital Stock

Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges and preferences as the Board may from time to time determine. We have not issued any shares of preferred stock.

Common Stock – Includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 29, 2019 and December 31, 2018 with a total original issuance value of $12.4 million.

In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our Common Stock. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of Common Stock will be based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The term of the repurchase program extends through December 31, 2019. During the three months ended June 29, 2019, we repurchased 252,621 shares of our Common Stock at an average purchase price per share of $19.77. During the six months ended June 29, 2019, we repurchased 1,192,419 shares of our Common Stock at an average purchase price per share of $16.77. As of June 29, 2019, $105.0 million was remaining under the repurchase authorization.

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

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	June 29, 2019	June 30, 2018
Balance as of January 1	$9,854	$9,970
Increases due to cash received	43,009	48,827
Revenue recognized during the period	(43,485)	(47,124)
Liabilities assumed due to acquisition	—	1,495
Currency translation	(71)	(628)
Balance at period end	$9,307	$12,540

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

The basic and diluted income per share calculations are presented below:

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Earnings per share basic:
Income from continuing operations	$22,361	$34,717	$38,122	$74,389
Equity earnings of non-consolidated entities	—	—	—	738
Income from continuing operations and equity earnings of non-consolidated entities	22,361	34,717	38,122	75,127
Net (income) loss attributable to non-controlling interest	5	(59)	(11)	(53)
Net income attributable to common shareholders	$22,356	$34,776	$38,133	$75,180

Weighted average outstanding shares of common stock basic	100,630,119	105,620,267	100,636,740	105,881,966

Net income per share - basic	$0.22	$0.33	$0.38	$0.71

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Earnings per share diluted:
Net income attributable to common shareholders - basic and diluted	$22,356	$34,776	$38,133	$75,180

Weighted average outstanding shares of common stock basic	100,630,119	105,620,267	100,636,740	105,881,966
Restricted stock units, performance share units and options to purchase common stock	843,411	2,032,742	828,331	2,382,583
Weighted average outstanding shares of common stock diluted	101,473,530	107,653,009	101,465,071	108,264,549

Net income per share - diluted	$0.22	$0.32	$0.38	$0.69

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common stock options	1,696,599	877,015	1,715,363	595,813
Restricted stock units	77,724	111,536	595,436	25,648
Performance share units	378,898	118,215	266,586	—

The prior period information has been revised. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 18. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	June 29, 2019		June 30, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	204,274	$29.26
Options canceled	60,865	$31.54	67,941	$15.37
Options exercised	183,512	$10.14	599,125	$16.94

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	80,173	$19.70	171,782	$29.04
PSUs granted	—	$—	84,226	$29.38

	Six Months Ended
	June 29, 2019		June 30, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	424,944	$20.94	817,063	$32.25
Options canceled	169,202	$26.59	400,121	$18.02
Options exercised	387,057	$8.91	1,005,405	$15.22

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	653,988	$20.79	610,373	$31.56
PSUs granted	387,568	$22.21	193,763	$31.60

Stock-based compensation expense was $3.9 million and $6.5 million for the three and six months ended June 29, 2019, respectively, and $6.3 million and $8.2 million in the corresponding periods ended June 30, 2018, respectively. As of June 29, 2019, there was $32.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.28 years.

Note 19. Impairment and Restructuring Charges

During 2018 and 2019, we have engaged in restructuring activity intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures. Asset impairment charges were recorded in addition to our restructuring costs, primarily relating to ROU assets held by operations impacted by restructuring.

The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 29, 2019
Severance costs	$1,629	$523	$1,337	$961	$4,450
Other exit costs	38	121	189	(14)	334
Total restructuring costs	$1,667	$644	$1,526	$947	$4,784
Impairments	523	—	427	—	950
Total impairment and restructuring charges	$2,190	$644	$1,953	$947	$5,734
Three Months Ended June 30, 2018
Severance costs	$(244)	$457	$465	$38	$716
Other exit costs	(400)	—	1,945	173	1,718
Total restructuring costs	$(644)	$457	$2,410	$211	$2,434
Impairments	79	—	—	—	$79
Total impairment and restructuring charges	$(565)	$457	$2,410	$211	$2,513

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 29, 2019
Severance costs	$2,159	$1,671	$1,537	$961	$6,328
Other exit costs	34	121	413	(27)	541
Total restructuring costs	$2,193	$1,792	$1,950	$934	$6,869
Impairments	1,954	161	469	—	2,584
Total impairment and restructuring charges	$4,147	$1,953	$2,419	$934	$9,453
Six Months Ended June 30, 2018
Severance costs	$670	$705	$1,717	$32	$3,124
Other exit costs	1,362	—	2,032	(1,747)	1,647
Total restructuring costs	$2,032	$705	$3,749	$(1,715)	$4,771
Impairments	159	—	—	557	$716
Total impairment and restructuring charges	$2,191	$705	$3,749	$(1,158)	$5,487

Short-term restructuring accruals are recorded in accrued expenses and totaled $5.3 million and $6.6 million as of June 29, 2019 and December 31, 2018, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $1.1 million and $2.0 million as of June 29, 2019 and December 31, 2018, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
June 29, 2019
Severance costs	$5,353	$6,328	$(8,258)	$3,423
Other exit costs	3,287	541	(849)	2,979
Total	$8,640	$6,869	$(9,107)	$6,402
June 30, 2018
Severance costs	$7,232	$3,124	$(6,954)	$3,402
Lease obligations and other exit costs	3,807	1,647	(2,183)	3,271
Total	$11,039	$4,771	$(9,137)	$6,673

Note 20. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency losses (gains)	$5,475	$(7,142)	$179	$(3,629)
Legal settlement income	—	(73)	(1,247)	(82)
Pension benefit expense	2,652	3,096	5,400	6,230
Gain on previously held shares of an equity investment	—	—	—	(20,767)
Gain on sale of business	(2,814)	—	(2,814)	—
Other items	(447)	(837)	(108)	(1,183)
Total other (income) expense	$4,866	$(4,956)	$1,410	$(19,431)

The gain on previously held shares of an equity investment relates to a 50% equity investment formerly held as an equity method investment and remeasured at the date we acquired the company in 2018.

The prior period information has been revised and reclassified to conform to current period presentation. Please refer to FN 27-Revision of Prior Period Financial Statements.

Note 21. Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria thereafter, are also recognized in the consolidated statements of operations. See Note 22 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $108.7 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $73.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $160.1 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. Hedge accounting has not been elected for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $0.5 million and losses of $2.8 million in the three and six month periods ended June 29, 2019, respectively, and gains of $5.3 million and $7.7 million in the corresponding periods ended June 30, 2018, respectively.

Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 12 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which is being amortized as interest expense over the pre-termination life of the interest rate swaps. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $0.5 million and $1.3 million at June 29, 2019 and December 31, 2018, respectively. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $0.4 million and $0.9 million in the three and six month periods ended June 29, 2019, respectively, and $0.5 million and $1.0 million in the corresponding periods ended June 30, 2018, respectively.

During the first quarter of 2019, we entered into two interest rate cap contracts against 3-month USD LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three and six month periods ended June 29, 2019.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	June 29, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$6,056	$8,234
Interest rate cap contracts	Other assets	$53	$—

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	June 29, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,768	$1,161

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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	June 29, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	$6,056	$6,056	$—	$6,056	$—
Derivative assets, recorded in other assets	53	53	—	53	—
Liabilities:
Senior notes	$800,000	$783,000	$—	$783,000	$—
Term loans	469,077	467,452	—	467,452	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,768	1,768	—	1,768	—

	December 31, 2018
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30	$30	$—	$30	$—
Derivative assets, recorded in other current assets	8,234	8,234	—	8,234	—
Derivative assets, recorded in other assets	—	—	—	—	—
Liabilities:
Senior notes, recorded in long-term debt	$800,000	$692,000	$—	$692,000	$—
Term loans, recorded in long-term debt and current maturities of long-term debt	474,058	455,545	—	455,545	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,161	1,161	—	1,161	—

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate cap contracts. See Note 21- Derivative Financial Instruments for additional information about our derivative assets and liabilities.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	June 29, 2019
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

In the opinion of management and based on the liability accruals provided, other than as described below, as of June 29, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

On March 13, 2019, the presiding judge entered an Amended Final Judgment Order awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of CMI, subject to appeal. The judgment also conditionally awarded damages in the event the judgment is overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order is overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims are overturned on appeal. On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal.

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

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 29, 2019 and December 31, 2018, our accrued liability for self-insured risks was $73.1 million and $73.8 million, respectively.

Indemnifications – At June 29, 2019, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.
Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. In the three months ended June 29, 2019, we filed a $40.0 million bond related to the Steve’s and Sons legal issue. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	June 29, 2019	December 31, 2018
Self-insurance workers’ compensation	$24,108	$22,312
Legal	40,861	861
Environmental	8,487	14,552
Liability and other insurance	16,678	18,988
Other	4,757	10,009
Total outstanding performance bonds and stand-by letters of credit	$94,891	$66,722

Prior period balances in the table above have been reclassified to conform to current period presentation.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.9 million at June 29, 2019 and $0.5 million at December 31, 2018. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets. No long-term environmental liabilities were recorded at either June 29, 2019 or December 31, 2018.

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

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$1,250	$825	$2,500	$1,650
Interest cost	3,725	3,350	7,450	6,700
Expected return on plan assets	(4,650)	(4,525)	(9,300)	(9,050)
Amortization of net actuarial pension loss	2,225	3,000	4,450	6,000
Pension benefit expense	$2,550	$2,650	$5,100	$5,300

During the three and six months ended June 29, 2019, we made required contributions to our U.S. defined benefit pension plan or (“the Plan”) of $1.6 million and $3.0 million, respectively. During the three and six months ended June 30, 2018, we made required contributions to the Plan of $1.4 million. We did not make any voluntary contributions during any of the periods described above. During fiscal year 2019, we expect to make additional cash contributions to the Plan of approximately $4.7 million.

Note 25. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018
Cash Operating Activities:
Operating leases	$28,069	$—
Finance leases	45	—
Cash paid for amounts included in the measurement of lease liabilities	$28,114	$—

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$9,503	$3,000
Property, equipment and intangibles purchased for debt	18,252	5,246
Customer accounts receivable converted to notes receivable	400	110

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$—	$38,823
Borrowings on long-term debt	109,527	141,307
Payments of long-term debt	(14,127)	(10,237)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(72)
Change in long-term debt	$95,400	$169,821

Cash paid for amounts included in the measurement of finance lease liabilities	$330	$—

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$1,189	$2,945
Prepaid ERP costs funded through short-term debt borrowings	1,430	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	307	427
Accounts payable converted to installment notes	757	9,138

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$13,419	$24,038
Cash interest paid	35,837	32,304

Note 26. Related Party Transactions

Sale of subsidiary – In May 2019, we sold our subsidiary Creative Media Development, Inc., which was part of our North America segment for $6.5 million. A minority shareholder of the buyer group also serves on our Board of Directors. The impact of this sale was a gain of $2.8 million in the three and six months ended June 29, 2019 included in the gain on sale of business in the unaudited consolidated statement of operations. At June 29, 2019 there is no amount due from the related party. The effect of this sale will not have a material impact on the results of operations.

Acquired lease – As part our acquisition of VPI, we assumed operating leases on two buildings. The leases are with a former shareholder of VPI, are at market rates and resulted in an operating lease asset of $3.6 million.

Note 27. Revision of Prior Period Financial Statements

During the quarter ended June 29, 2019, we identified errors relating to accounting for fulfillment costs associated with our installation contracts at one of our European business units. This resulted in errors in accounts receivable, net, other current assets, and accrued expenses and other current liabilities. The effect of these errors was to overstate accounts receivable, net, other current assets and understate accrued expenses and other current liabilities, cost of sales and SG&A expense for the years ended December 31, 2016, 2017 and 2018, including the related quarterly periods contained therein, and the three-months ended March 30, 2019.
Using the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated whether our previously issued consolidated financial statements were materially misstated due to these errors and other accumulated misstatements. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effects of these errors and other accumulated misstatements were not material individually or in the aggregate to any previously reported quarterly or annual period. In addition, we evaluated the relevant internal control deficiencies that led to this error and determined they are a result of our existing material weaknesses.
The tables below reflect the correction of these errors and other accumulated misstatements, and we have revised the prior period financial statements included in this filing to reflect these corrections.

	December 31, 2016
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Inventories	$334,634	$(777)	$333,857
Other current assets	$32,248	$(11)	$32,237
Total current assets	$877,504	$(788)	$876,716
Deferred tax assets	$287,699	$313	$288,012
Other assets	$63,547	$(454)	$63,093
Total assets	$2,536,046	$(929)	$2,535,117
Accrued expenses and other current liabilities	$173,601	$(4)	$173,597
Total current liabilities	$513,206	$(4)	$513,202
Deferred credits and other liabilities	$74,455	$161	$74,616
Total liabilities	$2,323,497	$157	$2,323,654
Retained earnings	$222,232	$(1,086)	$221,146
Total shareholders' equity	$61,592	$(1,086)	$60,506
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,536,046	$(929)	$2,535,117

	Twelve months ended
	December 31, 2016
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$3,666,942	$(12)	$3,666,930
Cost of sales	$2,890,894	$991	$2,891,885
Gross margin	$776,048	$(1,003)	$775,045
Selling, general and administrative	$552,881	$452	$553,333
Operating income (loss)	$209,320	$(1,455)	$207,865
Income before taxes, equity earnings and discontinued operations	$130,320	$(1,455)	$128,865
Income tax expense (benefit)	$(246,394)	$(369)	$(246,763)
Income from continuing operations, net of tax	$376,714	$(1,086)	$375,628
Net income	$377,181	$(1,086)	$376,095
Net loss attributable to common shareholders	$(19,466)	$(1,086)	$(20,552)

Weighted Average Common Shares:
Basic and diluted	17,992,879	—	17,992,879
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.90)	$(0.06)	$(0.96)
Net loss per share	$(1.08)	$(0.06)	$(1.14)

	December 31, 2017
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$453,251	$(242)	$453,009
Inventories	$405,353	$(2,409)	$402,944
Other current assets	$30,403	$(131)	$30,272
Total current assets	$1,145,241	$(2,782)	$1,142,459
Deferred tax assets	$183,726	$690	$184,416
Other assets	$61,886	$(771)	$61,115
Total assets	$2,862,940	$(2,863)	$2,860,077
Accrued expenses and other current liabilities	$186,605	$(217)	$186,388
Total current liabilities	$577,521	$(217)	$577,304
Deferred credits and other liabilities	$102,614	$479	$103,093
Deferred tax liabilities	$9,249	$(224)	$9,025
Total liabilities	$2,070,903	$38	$2,070,941
Retained earnings	$233,658	$(3,755)	$229,903
Accumulated other comprehensive loss	$(95,347)	$854	$(94,493)
Total shareholders' equity	$792,037	$(2,901)	$789,136
Total liabilities, convertible preferred shares, and shareholders’ equity	$2,862,940	$(2,863)	$2,860,077

	Twelve months ended
	December 31, 2017
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,914,327	$1,905	$2,916,232
Gross margin	$849,422	$(1,905)	$847,517
Selling, general and administrative	$572,458	$546	$573,004
Operating income (loss)	$263,908	$(2,451)	$261,457
Other (income) expense	$15,857	$1,003	$16,860
Income before taxes, equity earnings and discontinued operations	$145,755	$(3,454)	$142,301
Income tax expense (benefit)	$138,603	$(785)	$137,818
Income from continuing operations, net of tax	$7,152	$(2,669)	$4,483
Net income	$10,791	$(2,669)	$8,122
Net income (loss) attributable to common shareholders	$329	$(2,669)	$(2,340)

Weighted Average Common Shares:
Basic	97,460,676	—	97,460,676
Diluted	101,462,135	(4,001,459)	97,460,676
Income (loss) per share from continuing operations:
Basic	$—	$(0.02)	$(0.02)
Diluted	$—	$(0.02)	$(0.02)
Net income (loss) per share:
Basic	$—	$(0.02)	$(0.02)
Diluted	$—	$(0.02)	$(0.02)

	March 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$578,183	$(2,202)	$575,981
Inventories	$545,575	$(3,150)	$542,425
Other current assets	$54,705	$647	$55,352
Total current assets	$1,281,763	$(4,705)	$1,277,058
Deferred tax assets	$193,650	$(1,279)	$192,371
Other assets	$33,794	$(820)	$32,974
Total assets	$3,171,703	$(6,804)	$3,164,899
Accounts payable	$303,493	$322	$303,815
Accrued payroll and benefits	$143,936	$175	$144,111
Accrued expenses and other current liabilities	$181,327	$(1,237)	$180,090
Total current liabilities	$654,054	$(740)	$653,314
Deferred credits and other liabilities	$87,016	$536	$87,552
Deferred tax liabilities	$16,359	$(2,319)	$14,040
Total liabilities	$2,319,655	$(2,523)	$2,317,132
Retained earnings	$273,923	$(3,616)	$270,307
Accumulated other comprehensive loss	$(73,310)	$(665)	$(73,975)
Total shareholders' equity attributable to common shareholders	$852,226	$(4,281)	$847,945
Total shareholders' equity	$852,048	$(4,281)	$847,767
Total liabilities and shareholders’ equity	$3,171,703	$(6,804)	$3,164,899

	Three months ended
	March 31, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$946,179	$(14)	$946,165
Cost of sales	$740,326	$1,253	$741,579
Gross margin	$205,853	$(1,267)	$204,586
Selling, general and administrative	$164,714	$168	$164,882
Operating income (loss)	$38,165	$(1,435)	$36,730
Other (income) expense	$7,763	$(1,471)	$6,292
Income before taxes and equity earnings	$35,508	$36	$35,544
Income tax expense (benefit)	$(4,025)	$(103)	$(4,128)
Income from continuing operations, net of tax	$39,533	$139	$39,672
Net income	$40,271	$139	$40,410
Net income (loss) attributable to common shareholders	$40,265	$139	$40,404

	June 30, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$598,167	$(1,678)	$596,489
Inventories	$532,731	$(3,688)	$529,043
Other current assets	$53,672	$1,057	$54,729
Total current assets	$1,322,630	$(4,309)	$1,318,321
Deferred tax assets	$182,208	$1,143	$183,351
Other assets	$33,967	$(767)	$33,200
Total assets	$3,166,843	$(3,933)	$3,162,910
Accounts payable	$296,739	$466	$297,205
Accrued payroll and benefits	$143,124	$134	$143,258
Accrued expenses and other current liabilities	$180,409	$(517)	$179,892
Total current liabilities	$650,623	$83	$650,706
Deferred credits and other liabilities	$84,379	$579	$84,958
Deferred tax liabilities	$14,038	$(217)	$13,821
Total liabilities	$2,375,996	$445	$2,376,441
Retained earnings	$262,459	$(4,351)	$258,108
Accumulated other comprehensive loss	$(126,595)	$(27)	$(126,622)
Total shareholders' equity attributed to common shareholders	$791,068	$(4,378)	$786,690
Total shareholders' equity	$790,847	$(4,378)	$786,469
Total liabilities and shareholders’ equity	$3,166,843	$(3,933)	$3,162,910

	Six months ended
	June 30, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$2,118,676	$(46)	$2,118,630
Cost of sales	$1,664,016	$1,926	$1,665,942
Gross margin	$454,660	$(1,972)	$452,688
Selling, general and administrative	$339,910	$297	$340,207
Operating income (loss)	$109,263	$(2,269)	$106,994
Other (income) expense	$2,390	$(1,054)	$1,336
Income before taxes and equity earnings	$94,149	$(1,215)	$92,934
Income tax expense (benefit)	$19,164	$(619)	$18,545
Income from continuing operations, net of tax	$74,985	$(596)	$74,389
Net income	$75,723	$(596)	$75,127
Net income (loss) attributable to common shareholders	$75,776	$(596)	$75,180

Weighted Average Common Shares:
Basic	105,881,966	—	105,881,966
Diluted	108,264,549	—	108,264,549
Income (loss) per share from continuing operations:
Basic	$0.72	$(0.01)	$0.71
Diluted	$0.70	$(0.01)	$0.69
Net income (loss) per share:
Basic	$0.72	$(0.01)	$0.71
Diluted	$0.70	$(0.01)	$0.69

	Three months ended
	June 30, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,172,497	$(32)	$1,172,465
Cost of sales	$923,690	$673	$924,363
Gross margin	$248,807	$(705)	$248,102
Selling, general and administrative	$175,196	$129	$175,325
Operating income (loss)	$71,098	$(834)	$70,264
Other (income) expense	$(5,373)	$417	$(4,956)
Income before taxes and equity earnings	$58,641	$(1,251)	$57,390
Income tax expense (benefit)	$23,189	$(516)	$22,673
Income from continuing operations, net of tax	$35,452	$(735)	$34,717
Net income	$35,452	$(735)	$34,717
Net income (loss) attributable to common shareholders	$35,511	$(735)	$34,776

Weighted Average Common Shares:
Basic	105,620,267	—	105,620,267
Diluted	107,653,009	—	107,653,009
Income (loss) per share from continuing operations:
Basic	$0.34	$(0.01)	$0.33
Diluted	$0.33	$(0.01)	$0.32
Net income (loss) per share:
Basic	$0.34	$(0.01)	$0.33
Diluted	$0.33	$(0.01)	$0.32

	September 29, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$598,398	$(1,265)	$597,133
Inventories	$519,582	$(3,941)	$515,641
Other current assets	$51,371	$1,631	$53,002
Total current assets	$1,321,227	$(3,575)	$1,317,652
Deferred tax assets	$219,669	$1,160	$220,829
Other assets	$33,653	$(702)	$32,951
Total assets	$3,202,736	$(3,117)	$3,199,619
Accounts payable	$277,756	$121	$277,877
Accrued payroll and benefits	$137,402	$614	$138,016
Accrued expenses and other current liabilities	$276,278	$372	$276,650
Total current liabilities	$755,961	$1,107	$757,068
Deferred credits and other liabilities	$74,032	$630	$74,662
Deferred tax liabilities	$13,969	$(216)	$13,753
Total liabilities	$2,424,993	$1,521	$2,426,514
Retained earnings	$254,752	$(4,593)	$250,159
Accumulated other comprehensive loss	$(134,777)	$(45)	$(134,822)
Total shareholders' equity attributable to common shareholders	$777,960	$(4,638)	$773,322
Total shareholders' equity	$777,743	$(4,638)	$773,105
Total liabilities and shareholders’ equity	$3,202,736	$(3,117)	$3,199,619

	Nine months ended
	September 29, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$3,255,625	$(517)	$3,255,108
Cost of sales	$2,559,176	$1,769	$2,560,945
Gross margin	$696,449	$(2,286)	$694,163
Selling, general and administrative	$570,195	$303	$570,498
Operating income (loss)	$116,876	$(2,589)	$114,287
Other (income) expense	$(5,617)	$(1,052)	$(6,669)
Income before taxes and equity earnings	$91,428	$(1,537)	$89,891
Income tax expense (benefit)	$(12,442)	$(699)	$(13,141)
Income from continuing operations, net of tax	$103,870	$(838)	$103,032
Net income	$104,608	$(838)	$103,770
Net income (loss) attributable to common shareholders	$104,655	$(838)	$103,817

	Three months ended
	September 29, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,136,949	$(471)	$1,136,478
Cost of sales	$895,160	$(157)	$895,003
Gross margin	$241,789	$(314)	$241,475
Selling, general and administrative	$230,285	$6	$230,291
Operating income (loss)	$7,613	$(320)	$7,293
Other (income) expense	$(8,007)	$2	$(8,005)
Income before taxes and equity earnings	$(2,721)	$(322)	$(3,043)
Income tax expense (benefit)	$(31,606)	$(80)	$(31,686)
Income from continuing operations, net of tax	$28,885	$(242)	$28,643
Net income	$28,885	$(242)	$28,643
Net income (loss) attributable to common shareholders	$28,879	$(242)	$28,637

Weighted Average Common Shares:
Basic	104,169,833	—	104,169,833
Diluted	105,937,429	—	105,937,429
Income (loss) per share from continuing operations:
Basic	$0.28	$(0.01)	$0.27
Diluted	$0.27	$—	$0.27
Net income (loss) per share:
Basic	$0.28	$(0.01)	$0.27
Diluted	$0.27	$—	$0.27

	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$471,655	$188	$471,843
Inventories	$513,238	$(4,739)	$508,499
Other current assets	$48,961	$(287)	$48,674
Total current assets	$1,151,477	$(4,838)	$1,146,639
Deferred tax assets	$207,065	$1,997	$209,062
Other assets	$37,615	$(689)	$36,926
Total assets	$3,051,055	$(3,530)	$3,047,525
Accounts payable	$250,281	$(303)	$249,978
Accrued payroll and benefits	$114,784	$234	$115,018
Accrued expenses and other current liabilities	$250,274	$2,036	$252,310
Total current liabilities	$670,269	$1,967	$672,236
Deferred credits and other liabilities	$72,038	$672	$72,710
Deferred tax liabilities	$10,457	$21	$10,478
Total liabilities	$2,283,248	$2,660	$2,285,908
Retained earnings	$253,041	$(6,208)	$246,833
Accumulated other comprehensive loss	$(144,823)	$18	$(144,805)
Total shareholders' equity attributed to common shareholders	$767,824	$(6,190)	$761,634
Total shareholders' equity	$767,807	$(6,190)	$761,617
Total liabilities and shareholders’ equity	$3,051,055	$(3,530)	$3,047,525

	Twelve months ended
	December 31, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$4,346,703	$144	$4,346,847
Cost of sales	$3,422,969	$5,342	$3,428,311
Gross margin	$923,734	$(5,198)	$918,536
Selling, general and administrative	$733,748	$418	$734,166
Operating income (loss)	$172,658	$(5,616)	$167,042
Other (income) expense	$(12,970)	$(1,063)	$(14,033)
Income before taxes and equity earnings	$135,577	$(4,553)	$131,024
Income tax expense (benefit)	$(7,958)	$(2,100)	$(10,058)
Income from continuing operations, net of tax	$143,535	$(2,453)	$141,082
Net income	$144,273	$(2,453)	$141,820
Net income (loss) attributable to common shareholders	$144,360	$(2,453)	$141,907

Weighted Average Common Shares:
Basic	104,530,572	—	104,530,572
Diluted	106,360,657	—	106,360,657
Income (loss) per share from continuing operations:
Basic	$1.38	$(0.02)	$1.36
Diluted	$1.36	$(0.03)	$1.33
Net income (loss) per share:
Basic	$1.38	$(0.02)	$1.36
Diluted	$1.36	$(0.03)	$1.33

	Three months ended
	December 31, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,091,078	$661	$1,091,739
Cost of sales	$863,793	$3,573	$867,366
Gross margin	$227,285	$(2,912)	$224,373
Selling, general and administrative	$163,553	$115	$163,668
Operating income (loss)	$55,782	$(3,027)	$52,755
Other (income) expense	$(7,353)	$(11)	$(7,364)
Income before taxes and equity earnings	$44,149	$(3,016)	$41,133
Income tax expense (benefit)	$4,484	$(1,401)	$3,083
Income from continuing operations, net of tax	$39,665	$(1,615)	$38,050
Net income	$39,665	$(1,615)	$38,050
Net income (loss) attributable to common shareholders	$39,705	$(1,615)	$38,090

Weighted Average Common Shares:
Basic	102,251,565	—	102,251,565
Diluted	103,183,149	—	103,183,149
Income (loss) per share from continuing operations:
Basic	$0.39	$(0.02)	$0.37
Diluted	$0.38	$(0.01)	$0.37
Net income (loss) per share:
Basic	$0.39	$(0.02)	$0.37
Diluted	$0.38	$(0.01)	$0.37

	March 30, 2019
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$571,632	$(1,358)	$570,274
Inventories	$547,975	$(4,085)	$543,890
Other current assets	$54,005	$(1,554)	$52,451
Total current assets	$1,267,875	$(6,997)	$1,260,878
Deferred tax assets	$207,847	$2,375	$210,222
Operating lease assets, net	$192,704	$4,224	$196,928
Other assets	$38,744	$(729)	$38,015
Total assets	$3,391,540	$(1,127)	$3,390,413
Accounts payable	$285,871	$207	$286,078
Accrued payroll and benefits	$125,997	$8	$126,005
Accrued expenses and other current liabilities	$306,743	$3,017	$309,760
Total current liabilities	$774,214	$3,232	$777,446
Operating lease liability	$155,601	$2,857	$158,458
Deferred credits and other liabilities	$64,465	$(70)	$64,395
Deferred tax liabilities	$10,029	$20	$10,049
Total liabilities	$2,627,682	$6,039	$2,633,721
Retained earnings	$255,381	$(7,000)	$248,381
Accumulated other comprehensive loss	$(154,681)	$(166)	$(154,847)
Total shareholders' equity attributed to common shareholders	$763,890	$(7,166)	$756,724
Total shareholders' equity	$763,858	$(7,166)	$756,692
Total liabilities and shareholders’ equity	$3,391,540	$(1,127)	$3,390,413

	Three months ended
	March 30, 2019
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,010,906	$(646)	$1,010,260
Cost of sales	$802,458	$(327)	$802,131
Gross margin	$208,448	$(319)	$208,129
Selling, general and administrative	$163,378	$722	$164,100
Operating income (loss)	$41,351	$(1,041)	$40,310
Other (income) expense	$(3,195)	$(261)	$(3,456)
Income before taxes and equity earnings	$26,890	$(780)	$26,110
Income tax expense (benefit)	$10,337	$12	$10,349
Income from continuing operations, net of tax	$16,553	$(792)	$15,761
Net income	$16,553	$(792)	$15,761
Net income (loss) attributable to common shareholders	$16,569	$(792)	$15,777

Consolidated Statement of Cash Flow

The errors did not impact the subtotals for cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 14 - Segment Information, Adjusted EBITDA

	Twelve months ended
	December 31, 2016
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$377,181	$(1,086)	$376,095
Income tax (benefit) expense	$(246,394)	$(369)	$(246,763)
Adjusted EBITDA	$393,682	$(1,455)	$392,227

	Twelve months ended
	December 31, 2017
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$10,791	$(2,669)	$8,122
Income tax (benefit) expense	$138,603	$(785)	$137,818
Non-cash foreign exchange transaction/translation (income) loss	$(2,181)	$1,003	$(1,178)
Adjusted EBITDA	$437,613	$(2,451)	$435,162

	Three months ended
	March 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$40,271	$139	$40,410
Income tax (benefit) expense	$(4,025)	$(103)	$(4,128)
Non-cash foreign exchange transaction/translation (income) loss	$3,881	$(1,683)	$2,198
Other items	$20,251	$212	$20,463
Adjusted EBITDA	$87,832	$(1,435)	$86,397

	Six months ended
	June 30, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$75,723	$(596)	$75,127
Income tax (benefit) expense	$19,164	$(619)	$18,545
Non-cash foreign exchange transaction/translation (income) loss	$(1,933)	$(1,266)	$(3,199)
Other items	$32,779	$212	$32,991
Adjusted EBITDA	$222,793	$(2,269)	$220,524

	Three months ended
	June 30, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$35,452	$(735)	$34,717
Income tax (benefit) expense	$23,189	$(516)	$22,673
Non-cash foreign exchange transaction/translation (income) loss	$(5,814)	$417	$(5,397)
Adjusted EBITDA	$134,961	$(834)	$134,127

	Nine months ended
	September 29, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$104,608	$(838)	$103,770
Income tax (benefit) expense	$(12,442)	$(699)	$(13,141)
Non-cash foreign exchange transaction/translation (income) loss	$905	$(1,264)	$(359)
Other items	$107,924	$212	$108,136
Adjusted EBITDA	$355,742	$(2,589)	$353,153

	Three months ended
	September 29, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$28,885	$(242)	$28,643
Income tax (benefit) expense	$(31,606)	$(80)	$(31,686)
Non-cash foreign exchange transaction/translation (income) loss	$2,838	$2	$2,840
Adjusted EBITDA	$132,949	$(320)	$132,629

	Twelve months ended
	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$144,273	$(2,453)	$141,820
Income tax (benefit) expense	$(7,958)	$(2,100)	$(10,058)
Non-cash foreign exchange transaction/translation (income) loss	$8	$(1,275)	$(1,267)
Other items	$117,933	$(300)	$117,633
Adjusted EBITDA	$465,346	$(6,128)	$459,218

	Three months ended
	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$39,665	$(1,615)	$38,050
Income tax (benefit) expense	$4,484	$(1,401)	$3,083
Non-cash foreign exchange transaction/translation (income) loss	$(897)	$(11)	$(908)
Other items	$10,009	$(512)	$9,497
Adjusted EBITDA	$109,604	$(3,539)	$106,065

	Three months ended
	March 30, 2019
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$16,553	$(792)	$15,761
Income tax (benefit) expense	$10,337	$12	$10,349
Non-cash foreign exchange transaction/translation (income) loss	$(3,425)	$(261)	$(3,686)
Other items	$11,683	$(280)	$11,403
Adjusted EBITDA	$90,599	$(1,321)	$89,278

Segment Information: Adjusted EBITDA

	Twelve months ended
	December 31, 2016
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$251,831	$122,574	$59,519	$433,924	$(40,242)	$393,682
Correction	(499)	(774)	(182)	(1,455)	—	(1,455)
As Revised	$251,332	$121,800	$59,337	$432,469	$(40,242)	$392,227

	Twelve months ended
	December 31, 2017
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$273,594	$132,929	$74,706	$481,229	$(43,616)	$437,613
Correction	(402)	(1,729)	(320)	(2,451)	—	(2,451)
As Revised	$273,192	$131,200	$74,386	$478,778	$(43,616)	$435,162

	Three months ended
	March 31, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$47,035	$33,807	$16,742	$97,584	$(9,752)	$87,832
Correction	(122)	(1,236)	(77)	(1,435)	—	(1,435)
As Revised	$46,913	$32,571	$16,665	$96,149	$(9,752)	$86,397

	Six months ended
	June 30, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$126,677	$71,740	$40,937	$239,354	$(16,561)	$222,793
Correction	(5)	(2,113)	(151)	(2,269)	—	(2,269)
As Revised	$126,672	$69,627	$40,786	$237,085	$(16,561)	$220,524

	Three months ended
	June 30, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$79,642	$37,933	$24,195	$141,770	$(6,809)	$134,961
Correction	117	(877)	(74)	(834)	—	(834)
As Revised	$79,759	$37,056	$24,121	$140,936	$(6,809)	$134,127

	Nine months ended
	September 29, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$210,794	$99,873	$67,198	$377,865	$(22,123)	$355,742
Correction	164	(2,533)	(220)	(2,589)	—	(2,589)
As Revised	$210,958	$97,340	$66,978	$375,276	$(22,123)	$353,153

	Three months ended
	September 29, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$84,117	$28,133	$26,261	$138,511	$(5,562)	$132,949
Correction	169	(420)	(69)	(320)	—	(320)
As Revised	$84,286	$27,713	$26,192	$138,191	$(5,562)	$132,629

	Twelve months ended
	December 31, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$278,975	$129,202	$91,172	$499,349	$(34,003)	$465,346
Correction	551	(6,392)	(287)	(6,128)	—	(6,128)
As Revised	$279,526	$122,810	$90,885	$493,221	$(34,003)	$459,218

	Three months ended
	March 30, 2019
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$53,540	$28,169	$16,426	$98,135	$(7,536)	$90,599
Correction	(744)	(531)	(46)	(1,321)	—	(1,321)
As Revised	$52,796	$27,638	$16,380	$96,814	$(7,536)	$89,278
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

We paid an aggregate of approximately $57.3 million in cash (net of cash acquired) for the 2019 acquisition of VPI.

For additional information on acquisition activity, see Note 2 - Acquisitions.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 27 - Revision of Prior Period Financial Statements.

Comparison of the Three Months Ended June 29, 2019 to the Three Months Ended June 30, 2018

	Three Months Ended
	June 29, 2019		June 30, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,118,987	100.0%	$1,172,465	100.0%
Cost of sales	878,768	78.5%	924,363	78.8%
Gross margin	240,219	21.5%	248,102	21.2%
Selling, general and administrative	176,585	15.8%	175,325	15.0%
Impairment and restructuring charges	5,734	0.5%	2,513	0.2%
Operating income	57,900	5.2%	70,264	6.0%
Interest expense, net	18,492	1.7%	17,830	1.5%
Other expense (income)	4,866	0.4%	(4,956)	(0.4)%
Income before taxes, equity earnings and discontinued operations	34,542	3.1%	57,390	4.9%
Income tax expense	12,181	1.1%	22,673	1.9%
Income from continuing operations, net of tax	22,361	2.0%	34,717	3.0%
Equity earnings of non-consolidated entities	—	—%	—	—%
Net income	$22,361	2.0%	$34,717	3.0%

Consolidated Results

Net Revenues – Net revenues decreased $53.5 million, or 4.6%, to $1,119.0 million in the three months ended June 29, 2019 from $1,172.5 million in the three months ended June 30, 2018. The decrease in net revenues was driven by a 3% decline in core revenues and a 3% adverse impact from foreign exchange, partially offset by a 1% positive impact from acquisitions. Core revenues, which exclude the impact of foreign exchange and acquisitions completed in the last twelve months, declined by 3% during the quarter, driven by a 5% impact from unfavorable volume/mix, partially offset by a 2% net pricing benefit.

Gross Margin – Gross margin decreased $7.9 million, or 3.2%, to $240.2 million in the three months ended June 29, 2019 from $248.1 million in the three months ended June 30, 2018. Gross margin as a percentage of net revenues was 21.5% in the three months ended June 29, 2019 and 21.2% in the three months ended June 30, 2018. The increase in gross margin percentage was due to favorable pricing and improved productivity, partially offset by lower volumes and unfavorable product mix.

SG&A Expense – SG&A expense increased $1.3 million, or 0.7%, to $176.6 million for the three months ended June 29, 2019 from $175.3 million in the three months ended June 30, 2018. SG&A expense as a percentage of net revenues increased to 15.8% for the three months ended June 29, 2019 from 15.0% for the three months ended June 30, 2018. The increase in SG&A expense was primarily due to a $7.1 million of retention payments to certain key employees of a recent acquisition and higher IT expenses offset by headcount reductions during the period.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $3.2 million, or 128.2%, to $5.7 million in the three months ended June 29, 2019 from $2.5 million in the three months ended June 30, 2018. The increase in impairment and restructuring charges consisted primarily of severance costs in North America and Australasia relating to additional plant closures.

Interest Expense, Net – Interest expense, net increased $0.7 million, or 3.7%, to $18.5 million in the three months ended June 29, 2019 from $17.8 million in the three months ended June 30, 2018. The increase was primarily due to higher variable interest rates incurred in the current year and increased borrowings.

Other (Income) Expense – Other (income) expense changed $9.8 million, to $4.9 million in expense in the three months ended June 29, 2019 from $5.0 million in income in the three months ended June 30, 2018. Other expense in the three months ended June 29, 2019 consisted primarily of foreign currency losses of $5.5 million and pension expense of $2.7 million offset by $2.8 million gain on the sale of a business. Other income in the three months ended June 30, 2018 primarily consisted of foreign currency gains of $7.1 million, partially offset by pension expense of $3.1 million.

Income Taxes – Income tax expense in the three months ended June 29, 2019 was $12.2 million, compared to tax expense of $22.7 million in the three months ended June 30, 2018. The effective tax rate in the three months ended June 29, 2019 was an expense of 35.3% compared to an expense of 39.5% in the three months ended June 30, 2018. The effective tax rate for the three months ended June 29, 2019 includes the impact of GILTI tax as well as mix of income between jurisdictions in which the Company does business.

Comparison of the Six Months Ended June 29, 2019 to the Six Months Ended June 30, 2018

	Six Months Ended
	June 29, 2019		June 30, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,129,247	100.0%	$2,118,630	100.0%
Cost of sales	1,680,899	78.9%	1,665,942	78.6%
Gross margin	448,348	21.1%	452,688	21.4%
Selling, general and administrative	340,685	16.0%	340,207	16.1%
Impairment and restructuring charges	9,453	0.4%	5,487	0.3%
Operating income	98,210	4.6%	106,994	5.1%
Interest expense, net	36,148	1.7%	33,491	1.6%
Other expense (income)	1,410	0.1%	(19,431)	(0.9)%
Income before taxes, equity earnings and discontinued operations	60,652	2.8%	92,934	4.4%
Income tax expense	22,530	1.1%	18,545	0.9%
Income from continuing operations, net of tax	38,122	1.8%	74,389	3.5%
Equity earnings of non-consolidated entities	—	—%	738	—%
Net income	$38,122	1.8%	$75,127	3.5%
Consolidated Results
Net Revenues – Net revenues increased $10.6 million, or 0.5%, to $2,129.2 million in the six months ended June 29, 2019 from $2,118.6 million in the six months ended June 30, 2018. The increase was due to a 6% contribution from acquisitions offset by an unfavorable foreign exchange impact of 3% and a decrease in core revenue growth of 2%. Core growth included a 2% increase in price offset by a 4% decrease in volume/mix.

Gross Margin – Gross margin decreased $4.3 million, or 1.0%, to $448.3 million in the six months ended June 29, 2019 from $452.7 million in the six months ended June 30, 2018. Gross margin as a percentage of net revenues was 21.1% in the six months ended June 29, 2019 and 21.4% in the six months ended June 30, 2018. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, inflation, and operational inefficiencies due to lower volumes and unfavorable mix, partially offset by price.

SG&A Expense – SG&A expense increased $0.5 million, or 0.1%, to $340.7 million in the six months ended June 29, 2019 from $340.2 million in the six months ended June 30, 2018. SG&A expense as a percentage of net revenues was 16.0% for the six months ended June 29, 2019 and 16.1% for the six months ended June 30, 2018. The increase in SG&A expense was primarily due a $7.1 million of retention payments to certain key employees of a recent acquisition and higher IT expenses offset by headcount reductions during the period.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $4.0 million, or 72.3%, to $9.5 million in the six months ended June 29, 2019 from $5.5 million in the six months ended June 30, 2018. The 2019 charges consisted primarily of plant consolidations in our North America and Australasia segments as well as severance costs across all segments and corporate. The 2018 charges consisted primarily of plant consolidations in our North America and Australasia segments. For more information, refer to Note 19 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.

Interest Expense, Net – Interest expense, net, increased $2.7 million, or 7.9%, to $36.1 million in the six months ended June 29, 2019 from $33.5 million in the six months ended June 30, 2018. The increase was primarily due to higher variable interest rates incurred in the current year and increased borrowings.

Other (Income) Expense – Other (income) expense changed $20.8 million, to expense of $1.4 million in the six months ended June 29, 2019 from income of $19.4 million in the six months ended June 30, 2018. The other expense in the six months ended June 29, 2019 was primarily due to pension expense of $5.4 million and foreign currency expense of $0.2 million, partially offset by a gain on sale of business of $2.8 million and legal settlement income of $1.2 million. Other income in the six months ended June 30, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment and foreign currency gains of $3.6 million, partially offset by pension expense of $6.2 million.

Income Taxes – Income tax expense in the six months ended June 29, 2019 was $22.5 million, compared to tax expense of $18.5 million in the six months ended June 30, 2018. The effective tax rate in the six months ended June 29, 2019 was expense of 37.2% compared to an expense of 20.0% in the six months ended June 30, 2018. The 2019 tax expense of $22.5 million was primarily due to mix of income/loss between taxing jurisdictions. The 2018 tax expense of $18.5 million was primarily due to the mix of earnings between taxing jurisdictions, offset by the write-off of the outside basis difference of our equity method investment upon acquisition of the remaining shares. The effective tax rate for both periods includes the impact of the new GILTI tax.
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

Comparison of the Three Months Ended June 29, 2019 to the Three Months Ended June 30, 2018

	Three Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018
Net revenues from external customers			% Variance
North America	$668,372	$673,189	(0.7)%
Europe	300,386	318,696	(5.7)%
Australasia	150,229	180,580	(16.8)%
Total Consolidated	$1,118,987	$1,172,465	(4.6)%
Percentage of total consolidated net revenues
North America	59.7%	57.4%
Europe	26.9%	27.2%
Australasia	13.4%	15.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$87,519	$79,759	9.7%
Europe	28,988	37,056	(21.8)%
Australasia	21,258	24,121	(11.9)%
Corporate and unallocated costs	(10,182)	(6,809)	49.5%
Total Consolidated	$127,583	$134,127	(4.9)%
Adjusted EBITDA as a percentage of segment net revenues
North America	13.1%	11.8%
Europe	9.7%	11.6%
Australasia	14.2%	13.4%
Total Consolidated	11.4%	11.4%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information.

North America
Net revenues in North America decreased $4.8 million, or 0.7%, to $668.4 million in the three months ended June 29, 2019 from $673.2 million in the three months ended June 30, 2018 due to a 3.0% decline in core revenues. Core revenues declined due to a volume/mix headwind of 6%, partially offset by a 3% benefit from pricing.

Adjusted EBITDA in North America increased $7.8 million, or 9.7%, to $87.5 million in the three months ended June 29, 2019 from $79.8 million in the three months ended June 30, 2018. The increase was primarily due to acquisitions, offset by lower volumes and related operational inefficiencies and unfavorable product mix.

Europe
Net revenues in Europe decreased $18.3 million, or 5.7%, to $300.4 million in the three months ended June 29, 2019 from $318.7 million in the three months ended June 30, 2018 due to a 6% adverse impact from foreign exchange.

Adjusted EBITDA in Europe decreased $8.1 million, or 21.8%, to $29.0 million in the three months ended June 29, 2019 from $37.1 million in the three months ended June 30, 2018. The decrease was primarily due to unfavorable impact from foreign exchange, lower volumes, and unfavorable product mix.

Australasia
Net revenues in Australasia decreased $30.4 million, or 16.8%, to $150.2 million in the three months ended June 29, 2019 from $180.6 million in the three months ended June 30, 2018 due to a 11.0% decrease in core growth and a 6% unfavorable impact from foreign exchange.

Adjusted EBITDA in Australasia decreased $2.9 million, or 11.9%, to $21.3 million in the three months ended June 29, 2019 from $24.1 million in the three months ended June 30, 2018. The decrease was primarily due to lower volumes and inflation.
Comparison of the Six Months Ended June 29, 2019 to the Six Months Ended June 30, 2018

	Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018
Net revenues from external customers			% Variance
North America	$1,233,478	$1,171,116	5.3%
Europe	600,351	620,383	(3.2)%
Australasia	295,418	327,131	(9.7)%
Total Consolidated	$2,129,247	$2,118,630	0.5%
Percentage of total consolidated net revenues
North America	57.9%	55.3%
Europe	28.2%	29.3%
Australasia	13.9%	15.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$140,314	$126,672	10.8%
Europe	56,627	69,627	(18.7)%
Australasia	37,638	40,786	(7.7)%
Corporate and unallocated costs	(17,718)	(16,561)	7.0%
Total Consolidated	$216,861	$220,524	(1.7)%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.4%	10.8%
Europe	9.4%	11.2%
Australasia	12.7%	12.5%
Total Consolidated	10.2%	10.4%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our unaudited consolidated financial statements.

North America
Net revenues in North America increased $62.4 million, or 5.3%, to $1,233.5 million in the six months ended June 29, 2019 from $1,171.1 million in the six months ended June 30, 2018. The increase was primarily due to a 8% increase attributable to the acquisition of ABS and VPI, partially offset by a 2.0% decrease in core revenues.

Adjusted EBITDA in North America increased $13.6 million, or 10.8%, to $140.3 million in the six months ended June 29, 2019 from $126.7 million in the six months ended June 30, 2018. The increase was primarily due to the ABS and VPI acquisitions partially offset by lower core volumes and mix shift to lower margin products.

Europe
Net revenues in Europe decreased $20.0 million, or 3.2%, to $600.4 million in the six months ended June 29, 2019 from $620.4 million in the six months ended June 30, 2018. The decrease was primarily due to an unfavorable foreign exchange impact of 7%, partially offset by a 3% increase attributable to the acquisition of Domoferm and core revenue growth of 1%.

Adjusted EBITDA in Europe decreased $13.0 million, or 18.7%, to $56.6 million in the six months ended June 29, 2019 from $69.6 million in the six months ended June 30, 2018. The decrease was primarily due to the impact of unfavorable foreign exchange and inflation.

Australasia
Net revenues in Australasia decreased $31.7 million, or 9.7%, to $295.4 million in the six months ended June 29, 2019 from $327.1 million in the six months ended June 30, 2018. The decrease was due primarily to unfavorable foreign exchange rates of 7% and a decrease in core revenues of 8%, primarily consisting of a decrease in volume/mix, partially offset by a 5% increase attributable to the acquisition A&L.

Adjusted EBITDA in Australasia decreased $3.1 million, or 7.7%, to $37.6 million in the six months ended June 29, 2019 from $40.8 million in the six months ended June 30, 2018. The decrease was primarily due to inflation and lower volumes, partially offset by the acquisition of A&L.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, factoring agreements, and the issuance of non-revolving debt such as our Term Loan Facility and Senior Notes. Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.

As of June 29, 2019, we had total liquidity (a non-GAAP measure) of $281.6 million, which included $119.6 million in unrestricted cash, $146.0 million available for borrowing under the ABL Facility, and AUD $23.0 million ($16.1 million) available for borrowing under the Australia Senior Secured Credit Facility. This compares to total liquidity of $380.2 million as of December 31, 2018. The decrease was primarily due to cash paid for the VPI acquisition, unfinanced capital expenditures, share repurchases, and expiration of the Euro Revolving Credit Facility.

As of June 29, 2019, our cash balances, including $3.9 million of restricted cash, consisted of $20.1 million in the U.S. and $103.4 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $4.8 million for the six months ended June 29, 2019. Due to the mitigating effect of the interest rate caps, a 1.0% rise in interest rates would have increased our interest expense by $4.6 million for the same period.
Borrowings and Refinancings
In December 2017, we issued $800.0 million of unsecured Senior Notes, re-priced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. In December 2018, we amended the ABL Facility, providing for a $100.0 million increase in the U.S. revolving credit commitments. In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD $55.0 million floating rate term loan facility. In June 2019, we reallocated AUD $5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. See Note 12 - Long-Term Debt in our unaudited consolidated financial statements for additional details.
Factoring arrangements
Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $39.0 million and $18.1 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.3 million for the three and six months ended June 29, 2019, respectively, and $0.1 million in each of the corresponding periods ended June 30, 2018.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 29, 2019	June 30, 2018
Cash provided by (used in):
Operating activities	$42,605	$(8,311)
Investing activities	(113,757)	(223,502)
Financing activities	76,269	116,237
Effect of changes in exchange rates on cash and cash equivalents	733	(2,600)
Net change in cash and cash equivalents	$5,850	$(118,176)

Cash Flow from Operations
Net cash provided by operating activities increased $50.9 million to $42.6 million in the six months ended June 29, 2019 from $8.3 million in net cash used in operating activities in the six months ended June 30, 2018. The increase in cash used in operating activities was due primarily to an increase in our net income, adjusted for non-cash items, and changes in net working capital.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $109.7 million to $113.8 million in the six months ended June 29, 2019 from $223.5 million in the six months ended June 30, 2018. The decrease was primarily due to a decrease in the cash used for acquisitions and capital expenditures compared to the same period in the prior year.

Cash Flow from Financing Activities
Net cash provided by financing activities was $76.3 million in the six months ended June 29, 2019 and was comprised primarily of increased borrowings of $95.4 million, offset by repurchases of our common stock of $20.0 million.

Net cash provided by financing activities in the six months ended June 30, 2018 was $116.2 million and comprised primarily of increased borrowings of $169.8 million, offset by payments to tax authorities of $6.8 million.
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

Management believes that there have been no significant policy changes during the six months ended June 29, 2019, except for certain policy changes due to the adoption of ASU No. 2016-02, Leases (Topic 842). For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements. For more information on the adoption of ASU No. 2016-02, Leases, see Note 8 - Leases in our unaudited consolidated financial statements.
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

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of June 29, 2019 was $516.0 million.
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that, due to material weaknesses in internal control over financial reporting as described in Item 9A-Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of June 29, 2019.

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

During the period ended June 29, 2019, we hired new personnel in Europe with knowledge and experience in internal control over financial reporting, and we are actively recruiting additional experienced resources to supplement our European team. We conducted training on internal controls over financial reporting, monitoring controls, and journal entry controls in Europe. In addition, we have created detailed remediation plans for each of the deficiencies which we began executing during the period. While we expect to have completed the remediation plan above for the material weaknesses identified in our 10-K by the end of 2019, the material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above under the caption "Remediation Plan for Material Weaknesses," there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in our unaudited consolidated balance sheets included in this report. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management, other than as described below, as of June 29, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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

On March 13, 2019, the presiding judge entered an Amended Final Judgment Order awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of CMI, subject to appeal. The judgment also conditionally awarded damages in the event the judgment is overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order is overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims are overturned on appeal. On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal.

On April 12, 2019, JELD-WEN filed a supersedeas bond and notice of appeal of the judgment to the Fourth Circuit Court of Appeals. We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. However, based upon the rulings described above, the Company has recorded a charge of $76.5 million associated with this loss contingency. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s other operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.

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

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of Common Stock during the second quarter of 2019 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
March 31, 2019 - April 27, 2019	—	$—	—	$109,971
April 28, 2019 - May 25, 2019	142,621	$20.17	142,621	$107,095
May 26, 2019 - June 29, 2019	110,000	$19.25	110,000	$104,977
Total	252,621	$19.77	252,621

1 In April 2018, our Board of Directors authorized a $250 million share repurchase program that extends through December 31, 2019.
2 Average price paid per share includes costs associated with the repurchases.
Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
+	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: August 7, 2019