Form 10-Q
period 2019-09-28
JELD-WEN Holding, Inc.
filed 2019-11-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

The registrant had 100,590,747 shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 2019.

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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$1,091,953	$1,136,478	$3,221,200	$3,255,108
Cost of sales	868,168	895,003	2,549,067	2,560,945
Gross margin	223,785	241,475	672,133	694,163
Selling, general and administrative	161,424	230,291	502,109	570,498
Impairment and restructuring charges	7,935	3,891	17,388	9,378
Operating income	54,426	7,293	152,636	114,287
Interest expense, net	17,571	18,341	53,719	51,832
Other (income) expense	(2,687)	(7,999)	(1,288)	(27,483)
Income (loss) before taxes and equity earnings	39,542	(3,049)	100,205	89,938
Income tax expense (benefit)	22,500	(31,686)	45,030	(13,141)
Income from continuing operations, net of tax	17,042	28,637	55,175	103,079
Equity earnings of non-consolidated entities	—	—	—	738
Net income	$17,042	$28,637	$55,175	$103,817

Weighted average common shares outstanding:
Basic	100,572,016	104,169,833	100,615,006	105,309,185
Diluted	101,381,976	105,937,429	101,419,770	107,477,049
Net income per share
Basic	$0.17	$0.27	$0.55	$0.99
Diluted	$0.17	$0.27	$0.54	$0.97

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$17,042	$28,637	$55,175	$103,817
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0	(36,633)	(10,277)	(38,600)	(47,779)
Interest rate hedge adjustments, net of tax benefit of ($4,604), ($51), ($4,831), and ($402), respectively	5,050	574	6,163	1,966
Defined benefit pension plans, net of tax expense of $851, $822, $2,420, and $2,841, respectively	1,373	1,503	4,255	5,484
Total other comprehensive income (loss), net of tax	(30,210)	(8,200)	(28,182)	(40,329)
Comprehensive income (loss)	$(13,168)	$20,437	$26,993	$63,488

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 28, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$127,857	$116,991
Restricted cash	3,801	632
Accounts receivable, net	568,573	471,843
Inventories	509,444	508,499
Other current assets	47,389	48,674
Total current assets	1,257,064	1,146,639
Property and equipment, net	842,220	843,403
Deferred tax assets	194,461	209,062
Goodwill	589,983	585,942
Intangible assets, net	248,587	225,553
Operating lease assets, net	176,515	—
Other assets	36,570	36,926
Total assets	$3,345,400	$3,047,525
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$281,409	$249,978
Accrued payroll and benefits	123,581	115,018
Accrued expenses and other current liabilities	325,785	252,310
Current maturities of long-term debt	67,817	54,930
Total current liabilities	798,592	672,236
Long-term debt	1,446,547	1,422,962
Unfunded pension liability	101,687	107,522
Operating lease liability	140,900	—
Deferred credits and other liabilities	66,698	72,693
Deferred tax liabilities	10,226	10,478
Total liabilities	2,564,650	2,285,891
Commitments and contingencies (Note 23)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,588,973 shares outstanding as of September 28, 2019; 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018	1,006	1,013
Additional paid-in capital	669,944	658,593
Retained earnings	282,787	246,833
Accumulated other comprehensive loss	(172,987)	(144,805)
Total shareholders’ equity	780,750	761,634
Total liabilities and shareholders’ equity	$3,345,400	$3,047,525

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 28, 2019		September 29, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,543,160	$1,005	104,723,933	$1,048
Shares issued for exercise/vesting of share-based compensation awards	52,799	1	185,162	2
Shares repurchased	—	—	(1,436,677)	(15)
Shares surrendered for tax obligations for employee share-based transactions	(6,986)	—	(51,459)	(1)
Balance at period end	100,588,973	$1,006	103,420,959	$1,034
Additional paid-in capital
Balance at beginning of period		$666,160		$654,791
Shares issued for exercise/vesting of share-based compensation awards		493		—
Shares surrendered for tax obligations for employee share-based transactions		(139)		(1,257)
Amortization of share-based compensation		4,097		4,059
Balance at period end		670,611		657,593
Employee stock notes
Balance at beginning of period		(661)		(635)
Net issuances, payments and accrued interest on notes		(6)		(7)
Balance at period end		(667)		(642)
Balance at period end		$669,944		$656,951
Retained earnings
Balance at beginning of period		$265,745		$258,108
Share repurchased		—		(36,586)
Net income		17,042		28,637
Balance at period end		$282,787		$250,159
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(142,777)		$(126,622)
Foreign currency adjustments		(36,633)		(10,277)
Unrealized gain on interest rate hedges		5,050		574
Net actuarial pension gain		1,373		1,503
Balance at period end		$(172,987)		$(134,822)

Total shareholders’ equity at period end		$780,750		$773,322

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, continued)

	Nine Months Ended
	September 28, 2019		September 29, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	101,310,862	$1,013	105,990,483	$1,060
Shares issued for exercise/vesting of share-based compensation awards	523,346	6	761,568	8
Shares repurchased	(1,192,419)	(12)	(3,080,594)	(31)
Shares surrendered for tax obligations for employee share-based transactions	(52,816)	(1)	(250,498)	(3)
Balance at period end	100,588,973	$1,006	103,420,959	$1,034
Additional paid-in capital
Balance at beginning of period		$659,241		$653,327
Shares issued for exercise/vesting of share-based compensation awards		1,970		189
Shares surrendered for tax obligations for employee share-based transactions		(1,057)		(7,940)
Amortization of share-based compensation		10,457		12,017
Balance at period end		670,611		657,593
Employee stock notes
Balance at beginning of period		(648)		(661)
Net issuances, payments and accrued interest on notes		(19)		19
Balance at period end		(667)		(642)
Balance at period end		$669,944		$656,951
Retained earnings
Balance at beginning of period		$246,833		$229,903
Share repurchased		(19,982)		(83,561)
Adoption of new accounting standard ASU No. 2016-02		761		—
Net income		55,175		103,817
Balance at period end		$282,787		$250,159
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(144,805)		$(94,493)
Foreign currency adjustments		(38,600)		(47,779)
Unrealized gain on interest rate hedges		6,163		1,966
Net actuarial pension gain		4,255		5,484
Balance at period end		$(172,987)		$(134,822)

Total shareholders’ equity at period end		$780,750		$773,322

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES
Net income	$55,175	$103,817
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	99,749	90,279
Deferred income taxes	14,428	(41,484)
(Gain) loss on sale of business units, property and equipment	(1,428)	476
Adjustment to carrying value of assets	5,669	1,018
Equity earnings in non-consolidated entities	—	(738)
Amortization of deferred financing costs	1,446	1,566
Non-cash gain on previously held shares of an equity investment	—	(20,767)
Stock-based compensation	10,585	12,374
Contributions to U.S. pension plan	(6,198)	(2,750)
Amortization of U.S. pension expense	6,675	8,325
Other items, net	3,649	1,489
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(98,525)	(100,030)
Inventories	(6,798)	(29,986)
Other assets	(1,905)	(16,311)
Accounts payable and accrued expenses	72,785	89,940
Change in short term and long-term tax liabilities	9,585	(9,249)
Net cash provided by operating activities	164,892	87,969
INVESTING ACTIVITIES
Purchases of property and equipment	(76,397)	(68,701)
Proceeds from sale of business units, property and equipment	7,542	1,580
Purchase of intangible assets	(28,174)	(11,419)
Purchases of businesses, net of cash acquired	(57,264)	(167,136)
Cash received for notes receivable	353	325
Net cash used in investing activities	(153,940)	(245,351)
FINANCING ACTIVITIES
Change in long-term debt	25,068	151,102
Employee note repayments	—	39
Contingent consideration for acquisitions	—	(3,701)
Common stock issued for exercise of options	1,976	197
Common stock repurchased	(19,994)	(82,843)
Payments to tax authorities for employee share-based compensation	(986)	(8,133)
Net cash provided by financing activities	6,064	56,661
Effect of foreign currency exchange rates on cash	(2,981)	(3,637)
Net increase (decrease) in cash and cash equivalents	14,035	(104,358)
Cash, cash equivalents and restricted cash, beginning	117,623	256,234
Cash, cash equivalents and restricted cash, ending	$131,658	$151,876
For further information see Note 25 - Supplemental Cash Flow.

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

We have facilities located in the U.S., Canada, Europe, Australia, Asia, Mexico, and South America. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe, Australia and Asia.

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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 28, 2019 and for the three and nine months ended September 28, 2019 and September 29, 2018, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $57.4 million and $36.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs was $0.1 million and $0.4 million for the three and nine months ended September 28, 2019, respectively, and $0.1 million and $0.2 million in each of the corresponding periods ended September 29, 2018.
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
In June 2018, the FASB issued ASU No. 2018-07 - Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. We adopted this standard in the first quarter of 2019, and the adoption did not have an impact on our unaudited consolidated financial statements or related disclosures.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. In October 2018, the FASB issued ASU No. 2018-16, ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the overnight index swap rate (OIS) based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. We adopted this standard in the first quarter of 2019, and it did not have an impact on our unaudited consolidated financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard in the first quarter of 2019 including the practical expedients outlined in ASU No. 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, the additional transition method and election to combine lease and nonlease components for real estate leases outlined in ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, and the accounting policy election outlined in ASU No. 2018-20, Leases (Topic 842) Narrow-scope Improvements for Lessors. The adoption of the standard has had a significant impact on our unaudited consolidated balance sheet due to the recognition of approximately $200 million of lease liabilities with corresponding right-of-use assets for operating leases. Additionally, we recognized a $0.8 million cumulative effect adjustment credit, net of tax, to retained earnings. The adjustment to retained earnings was driven by a build-to-suit capital lease that transitioned to an operating lease under the new standard. The deferred tax impact on adoption was immaterial.
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

The preliminary fair values of the assets and liabilities acquired of this acquisition are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$11,417	$(137)	$11,280
Inventories	2,555	(60)	2,495
Other current assets	261	12	273
Property and equipment	3,166	176	3,342
Identifiable intangible assets	17,702	5,735	23,437
Operating lease assets, net	3,739	—	3,739
Goodwill	26,553	(5,948)	20,605
Other assets	10	—	10
Total assets	$65,403	$(222)	$65,181
Accounts payable	2,629	—	2,629
Other current liabilities	1,875	—	1,875
Operating lease liability	3,413	—	3,413
Total liabilities	$7,917	$—	$7,917
Purchase price:
Cash consideration, net of cash acquired	$57,486	$(222)	$57,264

The revised preliminary goodwill of $20.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over a preliminary estimated weighted average amortization period of 8 years. Total 2019 net revenues and net loss, excluding retention bonuses disclosed below, relating to VPI since the date of acquisition were $30.2 million and $(1.5) million, respectively.

Acquisition-related costs are expensed as incurred and are included in selling, general and administrative expense in our accompanying unaudited consolidated statements of operations. We incurred no acquisition-related costs during the three months ended September 28, 2019 and $0.4 million during the nine months ended September 28, 2019. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of preliminary purchase price. In the second quarter of 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related cost totaling $7.1 million, which are included in selling, general and administrative expense in our accompanying unaudited consolidated statements of operations for the nine months ended September 28, 2019.

During 2018 we completed four acquisitions. The fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$(2,079)	$56,635
Inventories	97,305	(8,069)	89,236
Other current assets	14,910	(6,137)	8,773
Property and equipment	53,128	26,170	79,298
Identifiable intangible assets	70,057	(1,363)	68,694
Goodwill	64,950	(4,330)	60,620
Other assets	7,283	(3,528)	3,755
Total assets	$366,347	$664	$367,011
Accounts payable	29,512	(6,097)	23,415
Current maturities of long-term debt	17,278	803	18,081
Other current liabilities	27,595	4,496	32,091
Long-term debt	47,369	5,129	52,498
Other liabilities	17,551	(2,353)	15,198
Total liabilities	$139,305	$1,978	$141,283
Purchase price:			—
Cash consideration, net of cash acquired	$169,002	$(1,314)	$167,688
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(1,314)	$225,728

Goodwill of $60.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include customer relationships, tradenames, patents and software and will be amortized over a weighted average amortization period of 16 years. Acquisition-related costs of $1.6 million and $5.3 million were expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations for the three and nine months ended September 29, 2018, respectively. The purchase price allocation was considered complete for the Domoferm, A&L, ABS and D&K acquisitions as of March 30, 2019.

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

At September 28, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $5.9 million and $6.2 million, respectively.

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 4. Inventories

Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	September 28, 2019	December 31, 2018
Raw materials	$374,724	$370,124
Work in process	36,785	39,127
Finished goods	97,935	99,248
Total inventories	$509,444	$508,499

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 5. Property and Equipment, Net

(amounts in thousands)	September 28, 2019	December 31, 2018
Property and equipment	$2,006,687	$1,982,301
Accumulated depreciation	(1,164,467)	(1,138,898)
Total property and equipment, net	$842,220	$843,403

We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $1.4 million and $2.8 million in the three and nine months ended September 28, 2019, respectively. We recorded impairment charges of $0.3 million and $0.9 million during the three and nine months ended September 29, 2018, respectively.

Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of sales	$21,382	$20,658	$62,798	$61,655
Selling, general and administrative	2,408	2,408	7,342	6,898
Total depreciation expense	$23,790	$23,066	$70,140	$68,553

Note 6. Goodwill

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$223,562	$279,688	$82,692	$585,942
Acquisitions - preliminary allocation	26,553	—	—	26,553
Acquisition remeasurements	(4,430)	—	(1,248)	(5,678)
Sale of business unit	(1,343)	—	—	(1,343)
Currency translation	169	(12,585)	(3,075)	(15,491)
Balance at end of period	$244,511	$267,103	$78,369	$589,983

Note 7. Intangible Assets, Net

The cost and accumulated amortization values of our intangible assets were as follows:

	September 28, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$152,965	$(56,618)	$96,347
Software	86,782	(16,022)	70,760
Trademarks and trade names	57,278	(6,682)	50,596
Patents, licenses and rights	46,742	(15,858)	30,884
Total amortizable intangibles	$343,767	$(95,180)	$248,587

	December 31, 2018
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$134,999	$(45,418)	$89,581
Software	62,147	(14,053)	48,094
Trademarks and trade names	57,513	(5,050)	52,463
Patents, licenses and rights	47,804	(12,389)	35,415
Total amortizable intangibles	$302,463	$(76,910)	$225,553

We have capitalized a total of $53.2 million related to the application development stage of our global ERP system implementation, including $24.8 million during the nine months ended September 28, 2019. During the second quarter of 2019, we began amortizing the cost of our global ERP system over its estimated useful life of 15 years.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amortization expense	$8,764	$5,120	$23,557	$14,987

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

Lease ROU assets and liabilities at September 28, 2019 were as follows:

(amounts in thousands)	Balance Sheet Location	September 28, 2019
Assets:
Operating	Operating lease assets, net	$176,515
Finance	Property and equipment, net (1)	3,577
Total lease assets		$180,092
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$43,245
Finance	Current maturities of long-term debt	1,163
Noncurrent:
Operating	Operating lease liability	140,900
Finance	Long-term debt	2,472
Total lease liability		$187,780

(1) Finance lease assets are recorded net of accumulated depreciation of $1.2 million as of September 28, 2019.

During the nine months ended September 28, 2019, we obtained $15.2 million in right-of-use assets in exchange for operating lease liabilities.

The components of lease expense for the periods ended September 28, 2019 were as follows:

(amounts in thousands)	Three Months Ended	Nine Months Ended
Operating	$13,454	$40,928
Short term	3,198	8,607
Variable	963	2,800
Low value	475	1,317
Finance	24	71
Total lease costs	$18,114	$53,723

September 28, 2019
Weighted average remaining lease terms (years):
Operating	6.6
Finance	3.8
Weighted average discount rate:
Operating	4.7%
Finance	4.6%

Future minimum lease payment obligations under operating and capital leases are as follows:

	September 28, 2019
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2019 (remaining three months)	$13,306	$330	$13,636
2020	49,834	1,249	51,083
2021	37,128	949	38,077
2022	28,984	599	29,583
2023	23,426	521	23,947
Thereafter	65,025	293	65,318
Total lease payments	217,703	3,941	221,644
Less: Interest	33,558	306	33,864
Present value of lease liability	$184,145	$3,635	$187,780

(1) Operating lease payments include $2.3 million related to options to extend lease terms that are reasonably certain of being exercised.

Disclosures related to period prior to adoption of the Standard

Operating lease rent expense was $16.8 million and $47.6 million in the three and nine months ended September 29, 2018, respectively.

Future minimum lease payment obligations under operating and capital leases are as follows:

	December 31, 2018
(amounts in thousands)	Operating Leases	Capital Leases (1)	Total
2019	$49,128	$862	$49,990
2020	43,794	826	44,620
2021	30,885	561	31,446
2022	24,020	237	24,257
2023	19,352	225	19,577
Thereafter	33,943	23,968	57,911
Total future minimum lease payment obligations	$201,122	$26,679	$227,801

(1) As of December 31, 2018, capital leases included maturities of approximately $24.5 million related to a build-to-suit lease that transitioned to operating lease under the new leasing standard.

Note 9. Other Assets

(amounts in thousands)	September 28, 2019	December 31, 2018
Customer displays	$13,337	$15,069
Deposits	6,465	6,627
Long-term notes receivable	4,724	4,902
Cloud computing arrangements	4,290	—
Other prepaid expenses	2,571	5,331
Overfunded pension benefit obligation	1,590	1,517
Debt issuance costs on unused portion of revolver facility	1,588	1,552
Long-term taxes receivable	800	800
Other long-term accounts receivable	835	762
Other long-term assets	370	366
Total other assets	$36,570	$36,926

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 10. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 28, 2019	December 31, 2018
Current portion of legal claims provision	$78,483	$79,356
Accrued sales and advertising rebates	66,064	68,755
Current portion of operating lease liability (Note 8)	43,245	—
Accrued expenses	30,070	28,261
Non-income related taxes	33,590	21,643
Current portion of warranty liability (Note 11)	20,035	20,529
Accrued interest payable	16,391	2,016
Current portion of accrued claim costs relating to self-insurance programs	11,421	12,319
Current portion of accrued income taxes payable	10,220	1,739
Current portion of deferred revenue (Note 16)	8,794	9,896
Current portion of restructuring accrual (Note 19)	6,093	6,635
Current portion of derivative liability (Note 21)	1,379	1,161
Total accrued expenses and other current liabilities	$325,785	$252,310

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

In the table above, the legal claims provision balances relate primarily to the $76.5 million litigation contingency associated with the ongoing antitrust litigation with Steves & Sons, Inc. For further information regarding this litigation, see Note 23 - Commitments and Contingencies.

The accrued sales and advertising rebates, accrued interest payable, and non-income related taxes can fluctuate significantly period over period due to timing of payments.

Note 11. Warranty Liability

Warranty terms vary from one year to lifetime on certain window and door components. Warranties are normally limited to servicing or replacing defective components for the original customer. Product defects arising within six months of sale are classified as manufacturing defects and are not included in the current period expense below. Some warranties are transferable to subsequent owners and are either limited to 10 years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical experience and is periodically adjusted to reflect actual experience.

An analysis of our warranty liability is as follows:

(amounts in thousands)	September 28, 2019	September 29, 2018
Balance as of January 1	$46,468	$46,256
Current period expense	15,180	19,493
Liabilities assumed due to acquisition	79	1,541
Experience adjustments	1,090	500
Payments	(15,937)	(20,128)
Currency translation	(68)	(548)
Balance at period end	46,812	47,114
Current portion	(20,035)	(20,954)
Long-term portion	$26,777	$26,160

The most significant component of our warranty liability is in the North America segment, which totaled $41.8 million at September 28, 2019 after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $3.0 million.

Note 12. Long-Term Debt

Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 28, 2019	September 28, 2019	December 31, 2018
(amounts in thousands)	Interest Rate
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.30% - 4.33%	592,794	474,058
Finance leases and other financing arrangements	1.90% - 6.38%	101,649	98,914
Mortgage notes	1.65%	27,888	30,375
Revolving credit facilities	4.45%	3,017	85,000
Installment notes for stock	5.00%	205	962
Unamortized debt issuance costs and original issue discount		(11,189)	(11,417)
		1,514,364	1,477,892
Current maturities of long-term debt		(67,817)	(54,930)
Long-term debt		$1,446,547	$1,422,962
Summaries of our significant changes to outstanding debt agreements as of September 28, 2019 are as follows:
Senior Notes
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027.
Term Loans
U.S. Facility - In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At September 28, 2019, the outstanding principal balance, net of original issue discount, was $557.8 million.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10% and matures in February 2023. In addition, we pay a line fee of 1.25% on the facility, which is secured by guarantees of JWA and had an outstanding principal balance of $33.8 million as of September 28, 2019.

Revolving Credit Facilities
ABL Facility - In December 2018, we amended the $300 million ABL Facility, providing for a $100 million increase in the U.S. revolving credit commitments. The amended $400 million facility matures in December 2022. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. As of September 28, 2019, we had $3.0 million in borrowings, $36.0 million in letters of credit and $307.1 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility to provide for an AUD 35.0 million interchangeable facility to be used for loans of 12 months or less bearing interest at BBSY plus a margin of 1.10%, as well as guarantees and asset financing. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of September 28, 2019, we had AUD 22.0 million ($14.9 million) available under this facility.
Euro Revolving Facility - In January 2019, we allowed our €39 million Euro Revolving Facility to expire due to operating cash generation in Europe as well as expenses and restrictions associated with the facility.
At September 28, 2019, we had combined borrowing availability of $322.0 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At September 28, 2019, we had DKK 190.4 million (or $27.9 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At September 28, 2019, we had $101.6 million outstanding in this category, with maturities ranging from 2019 to 2026. At December 31, 2018, this category included a $24.5 million build-to-suit capital lease that was reclassified as an operating lease under the recently updated leasing standards and is no longer reflected in long-term debt as of January 1, 2019 (Note 8 - Leases). Increases in this category during 2019 were primarily due to additional equipment financing.

As of September 28, 2019, we were in compliance with the terms of all of our credit facilities.

Note 13. Income Taxes

The Company completed its accounting for the income tax effects of the Tax Act as of December 31, 2018. Although the measurement period has effectively ended, additional guidance and regulations continue to be released or finalized as of September 28, 2019. We have considered these ongoing developments and determined that they have no impact on our tax accounts for the three and nine months ended September 28, 2019. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations was 56.9% and 44.9% for the three and nine months ended September 28, 2019, respectively, compared to (1,039.2)% and (14.6)% for the three and nine months ended September 29, 2018, respectively. In accordance with ASC 740-270, we recorded tax expense of $22.5 million and $45.0 million from continuing operations for the three and nine months ended September 28, 2019, respectively, compared to tax benefit of $31.7 million and $13.1 million for the three and nine months ended September 29, 2018, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the new tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense related to discrete items included in the tax provision for continuing operations for the three months ended September 28, 2019 was $6.2 million, compared to a tax benefit of $59.8 million for the three months ended September 29, 2018. The discrete tax expense for the three months ended September 28, 2019 was comprised primarily of $4.5 million related to the reclassification of stranded tax effect attributable to termination of hedge accounting for the maturity of interest rate swaps within OCI to income tax expense, $0.6 million related to return-to-provision adjustments for various entities for tax filings in the period, $0.4 million attributable to current period interest expense on uncertain tax positions and $0.4 million related to French tax rate changes. The discrete tax benefit for the three months ended September 29, 2018 was comprised primarily of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform and $19.6 million for the accrual recorded in connection with the Steves litigation. The tax expense related to discrete items included in the tax provision for continuing operations for the nine months ended September 28, 2019 was $9.1 million, compared to a benefit of $65.1 million for the nine months ended September 29, 2018. The discrete amounts for the nine months ended September 28, 2019 were comprised primarily of the tax expense of $4.5 million related to the reclassification of the stranded tax effect within OCI, a tax expense of $1.2 million related to a shortfall recognized from exercises and forfeitures from share-based compensation awards, $1.0 million related to the establishment of valuation allowance for a Chilean subsidiary, $1.1 million related to return-to-provision adjustments for various entities for tax filings in the period, $0.9 million attributable to current period interest expense on uncertain tax positions, and $0.4 million related to French tax rate changes. The discrete amounts for the nine months ended September 29, 2018 were comprised primarily of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform, $19.6 million for the accrual recorded in connection with the Steves litigation, $7.1 million attributable to the write-off of the outside basis difference of an investment formerly held as an equity method investment, and $1.8 million attributable to stock compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.9 million attributable to interest expense on uncertain tax positions.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $15.4 million and $16.6 million as of September 28, 2019 and December 31, 2018, respectively.

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 28, 2019
Total net revenues	$658,705	$287,703	$148,281	$1,094,689	$—	$1,094,689
Intersegment net revenues	(268)	(13)	(2,455)	(2,736)	—	(2,736)
Net revenues from external customers	$658,437	$287,690	$145,826	$1,091,953	$—	$1,091,953
Impairment and restructuring charges	$1,133	$2,258	$4,513	$7,904	$31	$7,935
Adjusted EBITDA	$66,671	$30,184	$20,343	$117,198	$(8,250)	$108,948
Three Months Ended September 29, 2018
Total net revenues	$667,915	$292,975	$179,659	$1,140,549	$—	$1,140,549
Intersegment net revenues	(206)	(66)	(3,799)	(4,071)	—	(4,071)
Net revenues from external customers	$667,709	$292,909	$175,860	$1,136,478	$—	$1,136,478
Impairment and restructuring charges	$2,233	$1,053	$318	$3,604	$287	$3,891
Adjusted EBITDA	$84,286	$27,713	$26,192	$138,191	$(5,562)	$132,629

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 28, 2019
Total net revenues	$1,893,273	$888,174	$447,004	$3,228,451	$—	$3,228,451
Intersegment net revenues	(1,358)	(133)	(5,760)	(7,251)	—	(7,251)
Net revenues from external customers	$1,891,915	$888,041	$441,244	$3,221,200	$—	$3,221,200
Impairment and restructuring charges	$5,281	$4,210	$6,932	$16,423	$965	$17,388
Adjusted EBITDA	$206,985	$86,810	$57,981	$351,776	$(25,968)	$325,808
Nine Months Ended September 29, 2018
Total net revenues	$1,839,710	$914,222	$512,656	$3,266,588	$—	$3,266,588
Intersegment net revenues	(885)	(930)	(9,665)	(11,480)	—	(11,480)
Net revenues from external customers	$1,838,825	$913,292	$502,991	$3,255,108	$—	$3,255,108
Impairment and restructuring charges	$4,425	$1,758	$4,068	$10,251	$(873)	$9,378
Adjusted EBITDA	$210,958	$97,340	$66,978	$375,276	$(22,123)	$353,153

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$17,042	$28,637	$55,175	$103,817
Equity earnings of non-consolidated entities	—	—	—	(738)
Income tax expense	22,500	(31,686)	45,030	(13,141)
Depreciation and amortization	34,921	31,248	99,749	90,279
Interest expense, net	17,571	18,341	53,719	51,832
Impairment and restructuring charges	7,935	3,891	17,388	9,378
Gain on previously held shares of equity investment	—	—	—	(20,767)
Loss (gain) on sale of property and equipment	1	(119)	1,081	154
Share-based compensation expense	4,108	4,133	10,585	12,374
Non-cash foreign exchange transaction/translation (income) loss	(182)	2,840	3,615	(359)
Other items (1)	5,052	75,154	38,732	107,868
Other non-cash items (2)	—	—	734	12,191
Costs relating to debt restructuring and debt refinancing	—	190	—	265
Adjusted EBITDA	$108,948	$132,629	$325,808	$353,153

(1)
Other non-recurring items not core to ongoing business activity include: (i) in the three months ended September 28, 2019 (1) $3,599 in legal and professional fees relating primarily to litigation, (2) $(3,021) of realized gains on hedges of intercompany notes, (3) $2,839 in facility closure and consolidation costs related to our facility footprint rationalization program, and (4) $1,435 in acquisition and integration costs; (ii) in the three months ended September 29, 2018 (1) $76,500 in litigation contingency accruals, (2) $(3,700) of realized gains on hedges of intercompany notes, and (3) $1,790 in acquisition and integration costs; (iii) in the nine months ended September 28, 2019 (1) $16,877 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $13,432 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees at a recent acquisition, (3) $9,922 in legal cost and professional fees relating primarily to litigation, (4) $(3,053) of realized gains on hedges of intercompany notes, (5) $842 in other miscellaneous costs, and (6) $625 in costs related to the departure of former executives; (iv) in the nine months ended September 29, 2018 (1) $76,500 in litigation contingency accruals, (2) $25,372 in legal and professional fees relating primarily to litigation, (3) $5,954 in acquisition and integration costs, (4) $(3,700) of realized gains on hedges of intercompany notes, (5) $2,776 in costs related to the departure of former executives, and (6) $445 in stock compensation payroll taxes.

(2)
Other non-cash items include: (i) in the nine months ended September 28, 2019, $734 for inventory adjustments; (ii) in the nine months ended September 29, 2018, $12,191 for initial inventory adjustments related to the ABS acquisition.

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 15. Capital Stock

Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges and preferences as the Board may from time to time determine. We have not issued any shares of preferred stock.

Common Stock – Includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding at both September 28, 2019 and December 31, 2018 exclude the 193,941 shares issued to the Employee Benefit Trust that are considered similar to treasury shares. These shares had a total original issuance value of $12.4 million.

In April 2018, our Board of Directors authorized the repurchase of up to $250 million of our Common Stock through December 31, 2019. Purchases are made in accordance with all applicable securities laws and regulations and may be funded from available liquidity including available cash or borrowings under existing or future credit facilities. The timing and amount of any repurchases of Common Stock is based on JELD-WEN’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. During the nine months ended September 28, 2019, we repurchased 1,192,419 shares of our Common Stock at an average purchase price of $16.77 per share. No shares were purchased in the three months ended September 28, 2019. As of September 28, 2019, $105.0 million was remaining under the repurchase authorization. On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date.

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

Significant changes in the deferred revenue balances during the period are as follows:

(amounts in thousands)	September 28, 2019	September 29, 2018
Balance as of January 1	$9,896	$9,970
Increases due to cash received	61,844	61,069
Revenue recognized during the period	(62,607)	(60,078)
Liabilities assumed due to acquisition	—	747
Currency translation	(339)	(738)
Balance at period end	$8,794	$10,970

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 17. Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. Common stock options, unvested Common Restricted Stock Units and unvested Common Performance Share Units are considered to be common stock equivalents included in the calculation of diluted net income per share.

The basic and diluted income per share calculations are presented below:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Earnings per share basic:
Income from continuing operations	$17,042	$28,637	$55,175	$103,079
Equity earnings of non-consolidated entities	—	—	—	738
Net Income	$17,042	$28,637	$55,175	$103,817

Weighted average outstanding shares of common stock basic	100,572,016	104,169,833	100,615,006	105,309,185

Net income per share - basic	$0.17	$0.27	$0.55	$0.99

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Earnings per share diluted:
Net income - basic and diluted	$17,042	$28,637	$55,175	$103,817

Weighted average outstanding shares of common stock basic	100,572,016	104,169,833	100,615,006	105,309,185
Restricted stock units, performance share units and options to purchase common stock	809,960	1,767,596	804,764	2,167,864
Weighted average outstanding shares of common stock diluted	101,381,976	105,937,429	101,419,770	107,477,049

Net income per share - diluted	$0.17	$0.27	$0.54	$0.97

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Common stock options	1,678,874	1,130,020	1,711,275	806,309
Restricted stock units	40,707	187,144	201,254	30,953
Performance share units	11,525	108,667	299,856	—

The prior period information has been revised. Please refer to Note 27-Revision of Prior Period Financial Statements.

Note 18. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 28, 2019		September 29, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	18,226	$20.88	21,849	$28.74
Options canceled	68,940	$25.79	124,104	$18.10
Options exercised	72,667	$12.25	300,084	$11.93

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	260,219	$18.08	31,906	$27.91
PSUs granted	14,367	$22.15	—	$—

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	443,170	$20.94	838,912	$32.16
Options canceled	238,142	$26.36	524,225	$18.04
Options exercised	459,724	$9.44	1,305,489	$14.47

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	914,207	$20.02	642,279	$31.38
PSUs granted	401,935	$22.21	193,763	$31.60

Stock-based compensation expense was $4.2 million and $10.6 million for the three and nine months ended September 28, 2019, respectively, and $4.2 million and $12.4 million in the corresponding periods ended September 29, 2018, respectively. As of September 28, 2019, we had $32.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.22 years.

Note 19. Impairment and Restructuring Charges

During 2018 and 2019, we engaged in restructuring activity intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures. Asset impairment charges were recorded in addition to our restructuring costs. In 2019, the asset impairment charges were primarily related to ROU assets held by operations impacted by restructuring.

The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 28, 2019
Severance costs	$6	$2,022	$1,726	$44	$3,798
Other exit costs	16	236	814	(13)	1,053
Total restructuring costs	22	2,258	2,540	31	4,851
Impairments	1,111	—	1,973	—	3,084
Total impairment and restructuring charges	$1,133	$2,258	$4,513	$31	$7,935
Three Months Ended September 29, 2018
Severance costs	$1,824	$1,176	$318	$195	$3,513
Other exit costs	107	(123)	—	92	76
Total restructuring costs	1,931	1,053	318	287	3,589
Impairments	302	—	—	—	302
Total impairment and restructuring charges	$2,233	$1,053	$318	$287	$3,891

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 28, 2019
Severance costs	$2,166	$3,693	$3,262	$1,005	$10,126
Other exit costs	50	356	1,227	(40)	1,593
Total restructuring costs	2,216	4,049	4,489	965	11,719
Impairments	3,065	161	2,443	—	5,669
Total impairment and restructuring charges	$5,281	$4,210	$6,932	$965	$17,388
Nine Months Ended September 29, 2018
Severance costs	$2,495	$1,881	$2,035	$226	$6,637
Other exit costs	1,469	(123)	2,033	(1,656)	1,723
Total restructuring costs	3,964	1,758	4,068	(1,430)	8,360
Impairments	461	—	—	557	1,018
Total impairment and restructuring charges	$4,425	$1,758	$4,068	$(873)	$9,378

Short-term restructuring accruals are recorded in accrued expenses and totaled $6.1 million and $6.6 million as of September 28, 2019 and December 31, 2018, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $1.2 million and $2.0 million as of September 28, 2019 and December 31, 2018, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
September 28, 2019
Severance costs	$5,353	$10,126	$(11,067)	$4,412
Other exit costs	3,287	1,593	(2,009)	2,871
Total	$8,640	$11,719	$(13,076)	$7,283
September 29, 2018
Severance costs	$7,232	$6,638	$(10,378)	$3,492
Other exit costs	3,807	1,722	(2,766)	2,763
Total	$11,039	$8,360	$(13,144)	$6,255

The prior period information has been reclassified to conform to current period presentation.

Note 20. Other (Income) Expense

The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency gains	$(5,374)	$(2,809)	$(5,195)	$(6,437)
Pension benefit expense	2,726	2,103	8,126	8,333
Legal settlement income	—	(7,258)	(1,247)	(7,340)
Gain on sale of business	—	—	(2,814)	—
Gain on previously held shares of an equity investment	—	—	—	(20,767)
Other items	(39)	(35)	(158)	(1,272)
Total other income	$(2,687)	$(7,999)	$(1,288)	$(27,483)

The gain on previously held shares of an equity investment relates to an equity method investment that was remeasured on the date we acquired the company in 2018.

The prior period information has been revised and reclassified to conform to current period presentation. Please refer to Note 27-Revision of Prior Period Financial Statements.

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

Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $117.5 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $52.3 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $138.3 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $0.1 million and losses of $2.7 million in the three and nine month periods ended September 28, 2019, respectively, and losses of $3.7 million and gains of $4.0 million in the corresponding periods ended September 29, 2018, respectively.

Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 12 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which is being amortized as interest expense over the pre-termination life of the interest rate swaps. As of September 28, 2019, the loss on termination has been fully amortized. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $1.3 million at December 31, 2018. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $0.4 million and $1.3 million in the three and nine month periods ended September 28, 2019, respectively, and $0.5 million and $1.5 million in the corresponding periods ended September 29, 2018, respectively.

During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three and nine month periods ended September 28, 2019.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 28, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$5,733	$8,234
Interest rate cap contracts	Other assets	12	—

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	September 28, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,379	$1,161

Note 22. Fair Value of Financial Instruments

We record financial assets and liabilities at fair value based on FASB guidance related to fair value measurements. The guidance requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Quoted market-based inputs or unobservable inputs that are corroborated by market data.
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	September 28, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	$5,733	$5,733	$—	$5,733	$—
Derivative assets, recorded in other assets	12	12	—	12	—
Liabilities:
Senior notes	$800,000	$802,000	$—	$802,000	$—
Term loans	592,794	593,492	—	593,492	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,379	1,379	—	1,379	—

	December 31, 2018
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30	$30	$—	$30	$—
Derivative assets, recorded in other current assets	8,234	8,234	—	8,234	—
Derivative assets, recorded in other assets	—	—	—	—	—
Liabilities:
Senior notes, recorded in long-term debt	$800,000	$692,000	$—	$692,000	$—
Term loans, recorded in long-term debt and current maturities of long-term debt	474,058	455,545	—	455,545	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,161	1,161	—	1,161	—

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate cap contracts. See Note 21- Derivative Financial Instruments for additional information about our derivative assets and liabilities.

The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	September 28, 2019
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Closed operations	$988	$988	$—	$—	$988	$1,586
Total	$988	$988	$—	$—	$988	$1,586

	December 31, 2018
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Continuing operations	$48	$48	$—	$—	$48	$175
Total	$48	$48	$—	$—	$48	$175

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

In the opinion of management and based on the liability accruals provided, other than as described below, as of September 28, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas. These claims have been stayed pending appeal.

In Re: Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 28, 2019 and December 31, 2018, our accrued liability for self-insured risks was $73.5 million and $73.8 million, respectively.

Indemnifications – At September 28, 2019, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited consolidated balance sheets.
Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. In the second quarter of 2019 we filed a $40.0 million bond related to the Steve’s and Sons legal issue. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	September 28, 2019	December 31, 2018
Self-insurance workers’ compensation	$24,108	$22,312
Legal	40,861	861
Liability and other insurance	16,678	18,988
Environmental	8,682	14,552
Other	5,298	10,009
Total outstanding performance bonds and stand-by letters of credit	$95,627	$66,722

Prior period balances in the table above have been reclassified to conform to current period presentation.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying unaudited consolidated balance sheets and totaled $0.8 million and $0.5 million as of September 28, 2019 and December 31, 2018, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited consolidated balance sheets. No long-term environmental liabilities were recorded at either September 28, 2019 or December 31, 2018.

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

Note 24. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$1,250	$1,223	$3,750	$2,873
Interest cost	3,725	3,300	11,175	10,000
Expected return on plan assets	(4,650)	(5,200)	(13,950)	(14,250)
Amortization of net actuarial pension loss	2,225	2,325	6,675	8,325
Pension benefit expense	$2,550	$1,648	$7,650	$6,948

During the three and nine months ended September 28, 2019, we made required contributions to our U.S. defined benefit pension plan or (“the Plan”) of $3.1 million and $6.1 million, respectively. During the three and nine months ended September 29, 2018, we made required contributions to the Plan of $1.4 million and $2.7 million, respectively. During the three and nine months ended September 28, 2019, we made voluntary contributions of $0.1 million. We did not make any voluntary contributions during the three and nine months ended September 29, 2018. During fiscal year 2019, we expect to make additional cash contributions to the Plan of approximately $1.6 million.

Note 25. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018
Cash Operating Activities:
Operating leases	$41,812	$—
Finance leases	86	—
Cash paid for amounts included in the measurement of lease liabilities	$41,898	$—

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$7,657	$8,331
Property, equipment and intangibles purchased for debt	29,813	13,617
Customer accounts receivable converted to notes receivable	538	110

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$124,375	$38,823
Borrowings on long-term debt	6,282	142,999
Payments of long-term debt	(104,954)	(30,648)
Payments of debt issuance and extinguishment costs, including underwriting fees	(635)	(72)
Change in long-term debt	$25,068	$151,102

Cash paid for amounts included in the measurement of finance lease liabilities	$597	$—

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$4,948	$2,757
Prepaid ERP costs funded through short-term debt borrowings	1,430	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	79	379
Shares repurchased and cash not yet distributed to shareholders	—	749
Accounts payable converted to installment notes	757	10,134

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$21,026	$37,489
Cash interest paid	38,832	40,833

Note 26. Related Party Transactions

Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc., a subsidiary which was part of our North America segment, for $6.5 million. A minority shareholder of the buying group also serves on our Board of Directors. The impact of this sale was a gain of $2.8 million in the nine months ended September 28, 2019 included within other expense (income) in the unaudited consolidated statement of operations. At September 28, 2019, there is no amount due from the related party. This sale did not have a material impact on our results of operations.

Acquired lease – As part our acquisition of VPI, we assumed operating leases on two buildings. The leases are with a former shareholder of VPI, are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value to $4.0 million at September 28, 2019.

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
Using the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated whether our previously issued consolidated financial statements were materially misstated due to these errors and other accumulated misstatements. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effects of these errors and other accumulated misstatements were not material individually or in the aggregate to any previously reported quarterly or annual period. In addition, we evaluated the relevant internal control deficiencies that led to this error and determined they are a result of our existing material weaknesses.
We have revised the prior period financial statements included in this filing to reflect the correction of these errors and other accumulated misstatements.

	September 29, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$598,398	$(1,265)	$597,133
Inventories	$519,582	$(3,941)	$515,641
Other current assets	$51,371	$1,631	$53,002
Total current assets	$1,321,227	$(3,575)	$1,317,652
Deferred tax assets	$219,669	$1,160	$220,829
Other assets	$33,653	$(702)	$32,951
Total assets	$3,202,736	$(3,117)	$3,199,619
Accounts payable	$277,756	$121	$277,877
Accrued payroll and benefits	$137,402	$614	$138,016
Accrued expenses and other current liabilities	$276,278	$372	$276,650
Total current liabilities	$755,961	$1,107	$757,068
Deferred credits and other liabilities (1)	$74,032	$630	$74,662
Deferred tax liabilities	$13,969	$(216)	$13,753
Total liabilities	$2,424,993	$1,521	$2,426,514
Retained earnings	$254,752	$(4,593)	$250,159
Accumulated other comprehensive loss	$(134,777)	$(45)	$(134,822)
Total shareholders' equity attributable to common shareholders	$777,960	$(4,638)	$773,322
Total shareholders' equity (1)	$777,743	$(4,638)	$773,105
Total liabilities and shareholders’ equity	$3,202,736	$(3,117)	$3,199,619

(1)Non-controlling interest of $217 at September 29, 2018 has been reclassified to Deferred credits and other liabilities to conform to the current year’s presentation.

	Nine months ended
	September 29, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$3,255,625	$(517)	$3,255,108
Cost of sales	$2,559,176	$1,769	$2,560,945
Gross margin	$696,449	$(2,286)	$694,163
Selling, general and administrative	$570,195	$303	$570,498
Operating income (loss)	$116,876	$(2,589)	$114,287
Other (income) expense(1)	$(5,617)	$(1,052)	$(6,669)
Income before taxes and equity earnings	$91,428	$(1,537)	$89,891
Income tax expense (benefit)	$(12,442)	$(699)	$(13,141)
Income from continuing operations, net of tax	$103,870	$(838)	$103,032
Net income	$104,608	$(838)	$103,770
Net income (loss) attributable to common shareholders(1)	$104,655	$(838)	$103,817

	Three months ended
	September 29, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,136,949	$(471)	$1,136,478
Cost of sales	$895,160	$(157)	$895,003
Gross margin	$241,789	$(314)	$241,475
Selling, general and administrative	$230,285	$6	$230,291
Operating income (loss)	$7,613	$(320)	$7,293
Other (income) expense(1)	$(8,007)	$2	$(8,005)
Income before taxes and equity earnings	$(2,721)	$(322)	$(3,043)
Income tax expense (benefit)	$(31,606)	$(80)	$(31,686)
Income from continuing operations, net of tax	$28,885	$(242)	$28,643
Net income	$28,885	$(242)	$28,643
Net income (loss) attributable to common shareholders(1)	$28,879	$(242)	$28,637

Weighted Average Common Shares:
Basic	104,169,833	—	104,169,833
Diluted	105,937,429	—	105,937,429
Income (loss) per share from continuing operations:
Basic	$0.28	$(0.01)	$0.27
Diluted	$0.27	$—	$0.27
Net income (loss) per share:
Basic	$0.28	$(0.01)	$0.27
Diluted	$0.27	$—	$0.27

(1)Non-controlling interest of $(6) and $47 for the three and nine months ended September 29, 2018, respectively, has been reclassified to Other (income) expense to conform to the current year’s presentation.

	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$471,655	$188	$471,843
Inventories	$513,238	$(4,739)	$508,499
Other current assets	$48,961	$(287)	$48,674
Total current assets	$1,151,477	$(4,838)	$1,146,639
Deferred tax assets	$207,065	$1,997	$209,062
Other assets	$37,615	$(689)	$36,926
Total assets	$3,051,055	$(3,530)	$3,047,525
Accounts payable	$250,281	$(303)	$249,978
Accrued payroll and benefits	$114,784	$234	$115,018
Accrued expenses and other current liabilities	$250,274	$2,036	$252,310
Total current liabilities	$670,269	$1,967	$672,236
Deferred credits and other liabilities(1)	$72,038	$672	$72,710
Deferred tax liabilities	$10,457	$21	$10,478
Total liabilities	$2,283,248	$2,660	$2,285,908
Retained earnings	$253,041	$(6,208)	$246,833
Accumulated other comprehensive loss	$(144,823)	$18	$(144,805)
Total shareholders' equity attributable to common shareholders	$767,824	$(6,190)	$761,634
Total shareholders' equity(1)	$767,807	$(6,190)	$761,617
Total liabilities and shareholders’ equity	$3,051,055	$(3,530)	$3,047,525

(1)Non-controlling interest of $17 at September 29, 2018 has been reclassified to Deferred credits and other liabilities to conform to the current year’s presentation.

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

Segment Information: Adjusted EBITDA

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

We operate manufacturing facilities in approximately 20 countries, located primarily in North America, Europe and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
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
Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc. a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is now part of our North America segment. We paid approximately $57.3 million in cash (net of cash acquired) for the acquisition of VPI.

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

Comparison of the Three Months Ended September 28, 2019 to the Three Months Ended September 29, 2018

	Three Months Ended
	September 28, 2019		September 29, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,091,953	100.0%	$1,136,478	100.0%
Cost of sales	868,168	79.5%	895,003	78.8%
Gross margin	223,785	20.5%	241,475	21.2%
Selling, general and administrative	161,424	14.8%	230,291	20.3%
Impairment and restructuring charges	7,935	0.7%	3,891	0.3%
Operating income	54,426	5.0%	7,293	0.6%
Interest expense, net	17,571	1.6%	18,341	1.6%
Other (income) expense	(2,687)	(0.2)%	(7,999)	(0.7)%
Income (loss) before taxes, equity earnings and discontinued operations	39,542	3.6%	(3,049)	(0.3)%
Income tax expense (benefit)	22,500	2.1%	(31,686)	(2.8)%
Income from continuing operations, net of tax	17,042	1.6%	28,637	2.5%
Equity earnings of non-consolidated entities	—	—%	—	—%
Net income	$17,042	1.6%	$28,637	2.5%

Consolidated Results

Net Revenues – Net revenues decreased $44.5 million, or 3.9%, to $1,092.0 million in the three months ended September 28, 2019 from $1,136.5 million in the three months ended September 29, 2018. The decrease in net revenues was driven by a 3% decline in core revenues and a 2% adverse impact from foreign exchange, partially offset by a 1% positive impact from acquisitions. Core revenues, which exclude the impact of foreign exchange and acquisitions completed in the last twelve months, declined by 3% during the quarter, driven by a 5% impact from unfavorable volume/mix, partially offset by a 2% net pricing benefit.

Gross Margin – Gross margin decreased $17.7 million, or 7.3%, to $223.8 million in the three months ended September 28, 2019 from $241.5 million in the three months ended September 29, 2018. Gross margin as a percentage of net revenues was 20.5% in the three months ended September 28, 2019 and 21.2% in the three months ended September 29, 2018. The decrease in gross margin percentage was due to increased costs related to manufacturing inefficiencies in North America and unfavorable volume/mix within North America and Australasia, partially offset by favorable pricing.

SG&A Expense – SG&A expense decreased $68.9 million, or 29.9%, to $161.4 million for the three months ended September 28, 2019 from $230.3 million in the three months ended September 29, 2018. SG&A expense as a percentage of net revenues decreased to 14.8% for the three months ended September 28, 2019 from 20.3% for the three months ended September 29, 2018. The decrease in SG&A expense was primarily due to a litigation contingency accrual recorded in the prior year of $76.5 million, partially offset by increased IT expenses and professional fees as well as the impact of the VPI acquisition in the current period.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $4.0 million, or 103.9%, to $7.9 million in the three months ended September 28, 2019 from $3.9 million in the three months ended September 29, 2018. The increase in impairment and restructuring charges was primarily due to ROU assets and property, plant, and equipment impairments for assets held by operations impacted by restructuring.

Interest Expense, Net – Interest expense, net decreased $0.8 million, or 4.2%, to $17.6 million in the three months ended September 28, 2019 from $18.3 million in the three months ended September 29, 2018. The decrease was primarily due to decreased borrowings during the period.

Other (Income) Expense – Other (income) expense decreased $5.3 million, to income of $2.7 million in the three months ended September 28, 2019 from income of $8.0 million in the three months ended September 29, 2018. Other income in the three months ended September 28, 2019 consisted primarily of foreign currency gains of $5.4 million, offset by pension expense of $2.7 million. Other income in the three months ended September 29, 2018 primarily consisted of legal settlement income of $7.3 million and foreign currency gains of $2.8 million, partially offset by pension expense of $2.1 million.

Income Taxes – Income tax expense in the three months ended September 28, 2019 was $22.5 million, compared to tax benefit of $31.7 million in the three months ended September 29, 2018. The effective tax rate in the three months ended September 28, 2019 was an expense of 56.9% compared to a benefit of 1,039.2% in the three months ended September 29, 2018. The effective tax rate for the three months ended September 28, 2019 was heavily impacted by the GILTI provisions of the Tax Act, the reclassification of an other comprehensive income balance as income tax expense, as well as the mix of income/loss between jurisdictions in which the Company does business. The effective tax rate for the three months ended September 29, 2018 includes the impact of $40.2 million for adjustments to our SAB 118 provisional estimates related to tax reform and $19.6 million for the accrual recorded in connection with the Steves litigation.

Comparison of the Nine Months Ended September 28, 2019 to the Nine Months Ended September 29, 2018

	Nine Months Ended
	September 28, 2019		September 29, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,221,200	100.0%	$3,255,108	100.0%
Cost of sales	2,549,067	79.1%	2,560,945	78.7%
Gross margin	672,133	20.9%	694,163	21.3%
Selling, general and administrative	502,109	15.6%	570,498	17.5%
Impairment and restructuring charges	17,388	0.5%	9,378	0.3%
Operating income	152,636	4.7%	114,287	3.5%
Interest expense, net	53,719	1.7%	51,832	1.6%
Other (income) expense	(1,288)	—%	(27,483)	(0.8)%
Income before taxes, equity earnings and discontinued operations	100,205	3.1%	89,938	2.8%
Income tax expense (benefit)	45,030	1.4%	(13,141)	(0.4)%
Income from continuing operations, net of tax	55,175	1.7%	103,079	3.2%
Equity earnings of non-consolidated entities	—	—%	738	—%
Net income	$55,175	1.7%	$103,817	3.2%
Consolidated Results
Net Revenues – Net revenues decreased $33.9 million, or 1.0%, to $3,221.2 million in the nine months ended September 28, 2019 from $3,255.1 million in the nine months ended September 29, 2018. The decrease was due to unfavorable foreign exchange impact of 3% and a decline in core revenue of 2%, partially offset by a 4% contribution from acquisitions. Core revenue decline included a 4% decrease in volume/mix, offset by a 2% increase in price.

Gross Margin – Gross margin decreased $22.0 million, or 3.2%, to $672.1 million in the nine months ended September 28, 2019 from $694.2 million in the nine months ended September 29, 2018. Gross margin as a percentage of net revenues was 20.9% in the nine months ended September 28, 2019 and 21.3% in the nine months ended September 29, 2018. The decrease in gross margin percentage was due to increased costs related to manufacturing inefficiencies in North America and unfavorable volume/mix within North America and Australasia, partially offset by favorable pricing.

SG&A Expense – SG&A expense decreased $68.4 million, or 12.0%, to $502.1 million in the nine months ended September 28, 2019 from $570.5 million in the nine months ended September 29, 2018. SG&A expense as a percentage of net revenues was 15.6% for the nine months ended September 28, 2019 and 17.5% for the nine months ended September 29, 2018. The decrease in SG&A expense was primarily due to a litigation contingency accrual recorded in the prior year of $76.5 million, partially offset by increased IT expenses and professional fees as well as the impact of the VPI acquisition in the current period.

Impairment and Restructuring Charges – Impairment and restructuring charges increased $8.0 million, or 85.4%, to $17.4 million in the nine months ended September 28, 2019 from $9.4 million in the nine months ended September 29, 2018. The 2019 charges consisted primarily of plant consolidations in our North America and Australasia segments as well as severance costs across all segments and corporate. The 2018 charges consisted primarily of plant consolidations in our North America and Australasia segments. For more information, refer to Note 19 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.

Interest Expense, Net – Interest expense, net, increased $1.9 million, or 3.6%, to $53.7 million in the nine months ended September 28, 2019 from $51.8 million in the nine months ended September 29, 2018. The increase was primarily due to higher variable interest rates incurred in the current year and increased borrowings.

Other (Income) Expense – Other (income) expense decreased $26.2 million, to $1.3 million in the nine months ended September 28, 2019 from income of $27.5 million in the nine months ended September 29, 2018. The other income in the nine months ended September 28, 2019 was primarily due to foreign currency gains of $5.2 million, a gain on sale of business of $2.8 million and legal settlement income of $1.2 million, partially offset by pension expense of $8.1 million. Other income in the nine months ended September 29, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, legal settlement income of $7.3 million and foreign currency gains of $6.4 million, partially offset by pension expense of $8.3 million.

Income Taxes – Income tax expense in the nine months ended September 28, 2019 was $45.0 million, compared to tax benefit of $13.1 million in the nine months ended September 29, 2018. The effective tax rate in the nine months ended September 28, 2019 was an expense of 44.9% compared to a benefit of 14.6% in the nine months ended September 29, 2018. The 2019 tax expense of $45.0 million was primarily due to mix of income/loss between taxing jurisdictions and the impact of the GILTI provisions of the Tax Act as well as the reclassification of an other comprehensive income balance as income tax expense. The 2018 tax benefit of $13.1 million was primarily due to the $40.2 million of adjustments to our SAB 118 provisional estimates related to tax reform, $19.6 million for the accrual recorded in connection with the Steves litigation, $7.1 million attributable to the write-off of the outside basis difference of an investment formerly held as an equity method investment, and $1.8 million attributable to stock compensation exercises and expirations, offset by tax expense of $2.7 million for a net increase to uncertain tax positions arising from certain tax examinations, including interest, and $0.9 million attributable to interest expense on uncertain tax positions. The effective tax rate for both periods includes the impact of the GILTI tax.
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

Comparison of the Three Months Ended September 28, 2019 to the Three Months Ended September 29, 2018

	Three Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018
Net revenues from external customers			% Variance
North America	$658,437	$667,709	(1.4)%
Europe	287,690	292,909	(1.8)%
Australasia	145,826	175,860	(17.1)%
Total Consolidated	$1,091,953	$1,136,478	(3.9)%
Percentage of total consolidated net revenues
North America	60.3%	58.7%
Europe	26.3%	25.8%
Australasia	13.4%	15.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$66,671	$84,286	(20.9)%
Europe	30,184	27,713	8.9%
Australasia	20,343	26,192	(22.3)%
Corporate and unallocated costs	(8,250)	(5,562)	48.3%
Total Consolidated	$108,948	$132,629	(17.9)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.1%	12.6%
Europe	10.5%	9.5%
Australasia	14.0%	14.9%
Total Consolidated	10.0%	11.7%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information.

North America
Net revenues in North America decreased $9.3 million, or 1.4%, to $658.4 million in the three months ended September 28, 2019 from $667.7 million in the three months ended September 29, 2018. The decrease was primarily due to a 3% decline in core revenues, partially offset by a 2% contribution from acquisitions. Core revenues declined due to a volume/mix headwind of 5%, partially offset by a 2% benefit from pricing.

Adjusted EBITDA in North America decreased $17.6 million, or 20.9%, to $66.7 million in the three months ended September 28, 2019 from $84.3 million in the three months ended September 29, 2018. The decrease was primarily due to lower volumes, the non-recurrence of a 2018 legal settlement of $7.3 million, and higher costs related operational inefficiencies.

Europe
Net revenues in Europe decreased $5.2 million, or 1.8%, to $287.7 million in the three months ended September 28, 2019 from $292.9 million in the three months ended September 29, 2018. The decrease was primarily due to a 5% adverse impact from foreign exchange, partially offset by a 3% improvement in core revenues due to improved pricing of 2% and increased volume of 1%.

Adjusted EBITDA in Europe increased $2.5 million, or 8.9%, to $30.2 million in the three months ended September 28, 2019 from $27.7 million in the three months ended September 29, 2018. The increase was primarily due to improved pricing and favorable productivity.

Australasia
Net revenues in Australasia decreased $30.0 million, or 17.1%, to $145.8 million in the three months ended September 28, 2019 from $175.9 million in the three months ended September 29, 2018. The decrease was due to a 12.0% decrease in core revenue due to lower volumes from market headwinds and a 5% unfavorable impact from foreign exchange.

Adjusted EBITDA in Australasia decreased $5.8 million, or 22.3%, to $20.3 million in the three months ended September 28, 2019 from $26.2 million in the three months ended September 29, 2018. The decrease was primarily due to lower volumes and inflation.

Comparison of the Nine Months Ended September 28, 2019 to the Nine Months Ended September 29, 2018

	Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018
Net revenues from external customers			% Variance
North America	$1,891,915	$1,838,825	2.9%
Europe	888,041	913,292	(2.8)%
Australasia	441,244	502,991	(12.3)%
Total Consolidated	$3,221,200	$3,255,108	(1.0)%
Percentage of total consolidated net revenues
North America	58.7%	56.5%
Europe	27.6%	28.1%
Australasia	13.7%	15.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$206,985	$210,958	(1.9)%
Europe	86,810	97,340	(10.8)%
Australasia	57,981	66,978	(13.4)%
Corporate and unallocated costs	(25,968)	(22,123)	17.4%
Total Consolidated	$325,808	$353,153	(7.7)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.9%	11.5%
Europe	9.8%	10.7%
Australasia	13.1%	13.3%
Total Consolidated	10.1%	10.8%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our unaudited consolidated financial statements.

North America
Net revenues in North America increased $53.1 million, or 2.9%, to $1,891.9 million in the nine months ended September 28, 2019 from $1,838.8 million in the nine months ended September 29, 2018. The increase was primarily due to a 6% increase attributable to the acquisition of ABS and VPI, partially offset by a 3% decrease in core revenues. Core revenue decline included a 6% decrease in volume/mix, offset by a 3% increase in price.

Adjusted EBITDA in North America decreased $4.0 million, or 1.9%, to $207.0 million in the nine months ended September 28, 2019 from $211.0 million in the nine months ended September 29, 2018. The decrease was primarily due to lower core volumes, the non-recurrence of a 2018 legal settlement of $7.3 million, and increased costs related to operating inefficiencies, partially offset by our ABS and VPI acquisitions.

Europe
Net revenues in Europe decreased $25.3 million, or 2.8%, to $888.0 million in the nine months ended September 28, 2019 from $913.3 million in the nine months ended September 29, 2018. The decrease was primarily due to an unfavorable foreign exchange impact of 6%, partially offset by a 2% increase attributable to the acquisition of Domoferm and core revenue growth of 1% from price increases.

Adjusted EBITDA in Europe decreased $10.5 million, or 10.8%, to $86.8 million in the nine months ended September 28, 2019 from $97.3 million in the nine months ended September 29, 2018. The decrease was primarily due to the impact of unfavorable foreign exchange, inflation and operational inefficiencies.

Australasia
Net revenues in Australasia decreased $61.7 million, or 12.3%, to $441.2 million in the nine months ended September 28, 2019 from $503.0 million in the nine months ended September 29, 2018. The decrease was due primarily to a decrease in core revenues of 8% and unfavorable foreign exchange rates of 7%, partially offset by a 3% increase attributable to the acquisition A&L.

Adjusted EBITDA in Australasia decreased $9.0 million, or 13.4%, to $58.0 million in the nine months ended September 28, 2019 from $67.0 million in the nine months ended September 29, 2018. The decrease was primarily due to lower volumes from market headwinds and inflation, partially offset by the acquisition of A&L.
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

As of September 28, 2019, we had total liquidity (a non-GAAP measure) of $449.9 million, which included $127.9 million in unrestricted cash, $307.1 million available for borrowing under the ABL Facility, and AUD 22.0 million ($14.9 million) available for borrowing under the Australia Senior Secured Credit Facility. This compares to total liquidity of $380.2 million as of December 31, 2018. The increase was primarily due to a repayment of $115.0 million under the ABL Facility in September 2019, partially offset by the expiration of the Euro Revolving Credit Facility.

As of September 28, 2019, our cash balances, including $3.8 million of restricted cash, consisted of $21.9 million in the U.S. and $109.7 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

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

Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $8.2 million for the nine months ended September 28, 2019. Due to the mitigating effect of the interest rate caps, a 1.0% rise in interest rates would have increased our interest expense by $7.8 million for the same period.
Borrowings and Refinancings
In December 2017, we issued $800.0 million of unsecured Senior Notes, repriced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. In December 2018, we amended the ABL Facility, providing for a $100.0 million increase in the U.S. revolving credit commitments. In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds to repay $115.0 million of outstanding borrowings under the ABL Facility.
In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD 55.0 million floating rate term loan facility. In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See Note 12 - Long-Term Debt in our unaudited consolidated financial statements for additional details.

Factoring arrangements
Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $57.4 million and $36.6 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.4 million for the three and nine months ended September 28, 2019, respectively, and $0.1 million and $0.2 million in each of the corresponding periods ended September 29, 2018.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 28, 2019	September 29, 2018
Cash provided by (used in):
Operating activities	$164,892	$87,969
Investing activities	(153,940)	(245,351)
Financing activities	6,064	56,661
Effect of changes in exchange rates on cash and cash equivalents	(2,981)	(3,637)
Net change in cash and cash equivalents	$14,035	$(104,358)

Cash Flow from Operations
Net cash provided by operating activities increased $76.9 million to $164.9 million in the nine months ended September 28, 2019 from $88.0 million in net cash provided by operating activities in the nine months ended September 29, 2018. The increase in cash provided by operating activities was due primarily to the change in deferred income taxes and changes in net working capital.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $91.4 million to $153.9 million in the nine months ended September 28, 2019 from $245.4 million in the nine months ended September 29, 2018. The decrease was primarily due to a decrease in the cash used for acquisitions and capital expenditures compared to the same period in the prior year.

Cash Flow from Financing Activities
Net cash provided by financing activities was $6.1 million in the nine months ended September 28, 2019 and was comprised primarily of increased borrowings of $25.1 million, offset by repurchases of our Common Stock of $20.0 million.

Net cash provided by financing activities in the nine months ended September 29, 2018 was $56.7 million and comprised primarily of increased borrowings of $151.1 million, offset by repurchases of our Common Stock of $82.8 million and payments to tax authorities of $8.1 million.

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

Except for certain policy changes due to the adoption of ASU No. 2016-02, Leases (Topic 842), management believes that there have been no significant policy changes during the nine months ended September 28, 2019. For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements. For more information on the adoption of ASU No. 2016-02, Leases, see Note 8 - Leases in our unaudited consolidated financial statements.
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

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of September 28, 2019 was $532.0 million.
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that, due to material weaknesses in internal control over financial reporting as described in Item 9A-Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of September 28, 2019.

Remediation Plan for Material Weaknesses

As described in Item 9A-Controls and Procedures of our 10-K, we identified material weaknesses in our internal control over financial reporting and have begun implementing our remediation plans to address the control deficiencies that led to the material weaknesses identified therein. The remediation plans include the following:

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

During the period ended September 28, 2019, we hired additional personnel in Europe with knowledge and experience in internal control over financial reporting and continue actively recruiting additional experienced resources to supplement our Europe team. We conducted training on internal controls over financial reporting, monitoring controls, and journal entry controls in Europe and we have continued executing our remediation plans during the period. Except for the enhancements to our customer pricing controls in Europe and global monitoring controls, we believe we will complete the remediation plans above for the other material weaknesses identified in our 10-K by the end of 2019. However, the material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above under the caption "Remediation Plan for Material Weaknesses," there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in our unaudited consolidated balance sheets included in this report. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management, other than as described below, as of September 28, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas. These claims have been stayed pending appeal.

In Re: Interior Molded Doors Antitrust Litigation

On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and, in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. At this early stage of the proceedings, we are unable to conclude that a loss is probable or to estimate the potential magnitude of any loss in the matters, although a loss could have a material adverse effect on our operating results, consolidated financial position or cash flows.

Item 1A - Risk Factors

There have been no updates to the risk factors previously disclosed in “Part I, Item 1A Risk Factors” in our 10-K.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 5 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of September 20, 2019	8-K	001-38000	10.1	September 20, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: November 6, 2019