Form 10-K
period 2019-12-31
JELD-WEN Holding, Inc.
filed 2020-02-24
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1.4 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 28, 2019). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 29, 2019 have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 100,753,067 shares of common stock, par value $0.01 per share, issued and outstanding as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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
Adjusted EBITDA
A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing

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
Euro Revolving Facility
Our €39 million revolving credit facility, dated as of January 30, 2015 and as amended from time to time, with JELD-WEN ApS, as borrower, Danske Bank A/S and Nordea Bank Danmark A/S as lenders, which expired in February 2019

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases

GILTI	Global Intangible Low-Taxed Income
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Karona	Karona, Inc.
Kolder	Kolder Group
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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
Term Loan Facility
Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent

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

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-K are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “seek”, or “should”, or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1- Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•our new Enterprise Resource Planning system that we are currently implementing proving ineffective;
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
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with any material weaknesses in our internal controls;
•the extent of Onex’ control of us; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10-K are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in herein. In addition, even if our results are consistent with the forward-looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.
Any forward-looking statement in this Form 10-K speaks only as of the date of this Form 10-K. We do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context requires otherwise, references in this Form 10-K to “we,” “us,” “our,” “the Company,” or “JELD-WEN” mean JELD-WEN Holding, Inc., together with our consolidated subsidiaries where the context requires.

Item 1 - Business.
Our Company
We are one of the world’s largest door and window manufacturers. We design, produce, and distribute an extensive range of interior and exterior doors, windows, and related products for use in the new construction and R&R of residential single and multi-family homes and, to a lesser extent, non-residential buildings.
We market our products globally under the JELD-WEN brand along with several market-leading regional brands, such as Swedoor and DANA in Europe and Corinthian, Stegbar, and Trend in Australia. Our customers include wholesale distributors and retailers as well as individual contractors and consumers. As a result, our business is highly diversified by distribution channel, geography, and construction application as illustrated below:

2019 Net Revenues $4,290 million

Distribution Channel	Geography	Construction Application(1)

(1)	Percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
As one of the largest door and window companies in the world, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 142 manufacturing and distribution facilities in 20 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, while improving our customer service and strengthening our market positions.
Our History
We were founded in 1960 by Richard L. Wendt, when he, together with four business partners, bought a millwork plant in Oregon. The subsequent decades were a time of successful expansion and growth as we added different businesses and product categories such as interior doors, exterior steel doors, and vinyl windows. Our first overseas acquisition was Norma Doors in Spain in 1992 and since then we have acquired or established numerous businesses in Europe, Australia, Asia, Canada, Mexico, and Chile, making us a truly global company.
In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions.
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
As of December 31, 2019, Onex owned approximately 32.6% of our outstanding shares of Common Stock.
Our Business Strategy and Operating Model
We strive to achieve best-in-industry financial performance through the disciplined execution of:

•	initiatives to drive profitable organic revenue growth, including new product development, investments in our brands and marketing, channel management, and pricing optimization;

•
operational excellence programs to improve our profit margins and free cash flow, including deployment of our business operating system, the JELD-WEN Excellence Model, or JEM, and our facility rationalization and modernization initiative; and

•	disciplined and balanced capital allocation with a focus on maximizing returns.
The execution of our strategy is supported and enabled by a relentless focus on talent management. Over the long term, we believe that the implementation of our strategy is largely within our control and is less dependent on external factors. The key elements of our strategy are described further below.
Drive Profitable Organic Growth
We seek to deliver profitable organic revenue growth through several strategic initiatives, including new product development, brand and marketing investment, channel management, and continued pricing optimization. These strategic initiatives will drive our mix to include more value-added, higher margin products.

•
New Product Development: Our management team has renewed our focus on innovation and new product development. We believe that leading the market in innovation will enhance demand for our products, increase the rate at which our products are specified into home and non-residential designs, and allow us to sell a higher margin product mix. Our new product innovations include material substitution opportunities (Auraline composite windows), solutions to meet changing building codes (Alumiere thermally broken windows), and the use of new technologies (fiberglass door systems and Finishield for vinyl windows).

•
Brand and Marketing Investment: We continue to make meaningful investments in new marketing initiatives designed to enhance the positioning of the JELD-WEN family of brands. Our new initiatives include marketing campaigns focused on the distributor, builder, architect, and consumer communities.

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

Expand Our Margins and Free Cash Flow Through Operational Excellence
With 142 manufacturing and distribution facilities around the world and over 23,300 dedicated employees, we have a global manufacturing footprint that is unique in the door and window industry. We believe we have identified a substantial opportunity to improve our profitability by building a culture of operational excellence and continuous improvement across all aspects of our business through our JEM initiative. Due to our history of growth through acquisitions, historically, we were not centrally managed and had a limited focus on standard work, cost reduction, operational improvement, and strategic material sourcing. This resulted in profit margins that were lower than our building products peers and far lower than what would typically be expected of a world-class industrial company.

Our senior management team has a proven track record of implementing operational excellence programs at some of the world’s leading industrial manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus for JEM deployment include:

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
Disciplined and Balanced Capital Allocation
We believe there is a significant opportunity to increase shareholder value by deploying our free cash flow in a balanced manner between strategic M&A, balance sheet management, and share repurchases. Our approach to capital allocation includes a disciplined, returns-focused evaluation of opportunities for both internal and external investments.
We have developed a disciplined governance process for identifying, evaluating, and integrating acquisitions. Since 2015, we have completed 14 acquisitions across North America, Europe, and Australasia. Our M&A focuses on three types of opportunities:

•
Expansion in Existing Markets: The competitive landscape in several of our key markets remains highly fragmented, which creates an opportunity for us to acquire businesses that will enhance our market-leading positions and realize synergies through the elimination of duplicate costs. Our acquisitions of Mattiovi (Finland), Dooria (Norway), Kolder (Australia), Trend (Australia), and A&L (Australia) are examples of this strategy.

•
Enhancing Our Portfolio of Products and Service Offerings: We strive to provide the broadest range of doors and windows to our customers so that we can enhance our share of their overall spend. Along with our organic new product development pipeline, we seek to expand our door and window product and service portfolio by acquiring companies that have developed unique products, technologies, or value-added services. Our acquisitions of Karona (stile and rail doors), LaCantina (folding and sliding wall systems), Aneeta (sashless windows), Breezway (louver windows), MMI Door (value-added supplier of customized door systems), Domoferm (steel frames and doors), ABS (value-added supplier of millwork to both residential and commercial channels), and VPI (vinyl windows for mid-rise multi-family, institutional, hospitality, and commercial properties) are examples of this strategy.

•
Product Adjacencies and New Geographies: Opportunities also exist to expand our company through the acquisition of complementary door and window manufacturers in new geographies as well as providers of product adjacencies. While this has not been a major focus in recent years, we expect it to be a key element in our long-term growth.

In addition to M&A and optimizing our financial leverage, we seek opportunities to create value by opportunistically repurchasing our Common Stock. In 2018, our Board of Directors approved a $250.0 million share repurchase authorization, under which we repurchased $20.0 million and $125.0 million of our Common Stock during 2019 and 2018, respectively. In November 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million of our Common Stock with no expiration date. We will continue to balance the growth, strategic fit, and returns potential of internal and external investments against optimizing our balance sheet and the return potential of purchasing our own shares.
Our Products
We provide a broad portfolio of interior and exterior doors, windows, and related products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2019, our door sales accounted for 67% of net revenues, our window sales accounted for 20% of net revenues, and our other ancillary products and services accounted for 13% of net revenues.
Doors
We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in

Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. In order to meet the design, durability, and energy efficiency requirements of our customers, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass that satisfy a range of price points from mid-level to high-end. Our highest volume products include molded interior doors, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These low-cost doors are the most popular choice for interior residential applications in North America and are also prevalent in France and the U.K. In the U.S., we manufacture exterior doors primarily made from fiberglass and steel. Fiberglass has grown in popularity due to its attractive thermal properties, aesthetics, and durability. We have dedicated additional resources to our exterior fiberglass door business, which includes door slabs and door systems, and believe we have a leading product offering based on quality, breadth of design options, and range of price points. In Europe, we also sell highly engineered non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, and added security. We also manufacture stile and rail doors in our Southeast Asia and U.S. manufacturing facilities. In the U.S., we also manufacture folding and sliding wall systems. Additionally, we offer profitable value-added distribution services in all of our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our acquisitions of ABS and MMI Door are examples of our increased focus on value-added services.
Windows
We are a leading global manufacturer of residential windows. We manufacture wood, vinyl, aluminum, and wood composite windows in North America, wood and aluminum windows in Australia, and wood windows in the U.K. Our window product lines comprise a full range of styles, features, and energy-saving options in order to meet the varied needs of our customers in each of our regional end markets. For example, our high-performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. By contrast, our lower-cost aluminum framed windows are popular in some regions of the southern U.S., while in coastal Florida certain local building codes require windows that can withstand the impact of debris propelled by hurricane-force winds. Wood windows are prevalent as a high-end option in all of our markets because they possess both insulating qualities and the beauty of natural wood. In North America, our wood windows and patio doors include our proprietary AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. Our most recent windows product introductions showcase our differentiated capability utilizing alternative materials including our Auraline wood composite window and patio doors. Additionally, with the acquisition of VPI, we added vinyl windows for mid-rise, multi-family, institutional, hospitality, and commercial properties to our product lineup. Our windows typically retail at prices ranging from $100 to $200 for a basic vinyl window to over $1,000 for a custom energy-efficient wood window. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998.
Other Ancillary Products and Services
In certain regions, we sell a variety of other products that are ancillary to our door and window offerings, which we do not classify as door or window sales. These products include shower enclosures and wardrobes, moldings, trim board, lumber, cutstock, glass, staircases, hardware and locks, cabinets, and screens. We also sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. Miscellaneous installation and other services are also included in this category.
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
Our operations are managed and reported in three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available and the information regularly presented to the CODM.

North America
In our North America segment, we compete primarily in the market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. We believe that our leading position in the North American market will enable us to benefit from continued growth in residential construction activity over the next several years. We believe that our total market opportunity in North America also includes non-residential applications, other related building products, and value-added services.
Europe
The European market for doors is highly fragmented and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. We believe that our total market opportunity in Europe also includes other European countries, other door product lines, related building products, and value-added services. While economic activity has slowed modestly in Europe, new construction and R&R activity is expected to remain stable over the next several years.
Australasia
In our Australasia segment, we compete primarily in the market for residential doors and windows in Australia, where we hold a leading position by net revenues. We believe that our total market opportunity in the Australasia region includes other countries in the region, as well as non-residential applications, other related building products, and value-added services. For example, we also sell a full line of shower enclosures and closet systems throughout Australia. The market for residential new construction in Australia contracted in 2019, primarily due to government-imposed rules that restricted credit availability for homebuyers. While the Australian government has taken accommodative actions to increase credit availability and spur demand growth, the market for new home construction is expected to remain soft during early 2020 before accelerating modestly.
Financial information regarding our segments is included in Note 18 - Segment Information to our financial statements included in this Form 10-K.
Materials
Historically our sourcing function operated primarily in a regional, decentralized model. Over the past several years we have turned global sourcing into a competitive advantage by building a centralized global sourcing team focused on minimizing material costs through strategic global sourcing and value-added re-engineering of components. We believe leveraging our significant spending and the global nature of our purchases will allow us to achieve these goals.
We generally maintain a diversified supply base for the materials used in our manufacturing operations. The primary materials used for our door business include wood, wood veneers, wood composites, steel, glass, internally produced door skins, fiberglass compound, and hardware, as well as petroleum-based products such as resin and binders. The primary materials for our window business include wood, wood components, glass, hardware, as well as aluminum and vinyl extrusions. Wood components for our window operations are sourced primarily from our own manufacturing plants, which allow us to improve margins and take advantage of our proprietary technologies such as our AuraLast wood treatment process.
We track commodities in order to understand our vendors’ costs, realizing that our costs are determined by the broader competitive market as well as by increases in the inputs to our vendors. In order to manage the risk in material costs, we develop strategic relationships with suppliers, routinely evaluate substitute components, develop new products, vertically integrate, where applicable, and seek alternative sources of supply from multiple vendors and often from multiple geographies.
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
Sales and Marketing
We actively market and sell our products directly to our customers around the world through our global sales force and indirectly through our marketing and branding initiatives, which includes our enhanced social media presence. Our global sales force, which is organized and managed regionally, focuses on building and maintaining relationships with key customers as well as managing customer supply needs and arranging in-store promotional initiatives. In North America, we also have a dedicated team that focuses on our large home center customers. We have recently made significant investments in tools and technologies to enhance the effectiveness of our sales force and improve ease of doing business. For example, we are in the process of deploying Salesforce.com on a global basis, which will provide us with a common global customer relationship management platform. In addition, we are in the process of simplifying our order entry process by implementing online configuration tools. We have introduced an electronic ordering system for easy order placement, and we intend to expand our online retail sales.
We have restructured the commission and incentive plans of our sales team to drive focus on achieving profitable growth. We have also invested significantly in our architectural sales force by adding staff and tools to increase the frequency with which our products are specified by architects and, more recently, have restructured the North America sales team focused on our traditional distribution channel, from a single team to product focused teams. We believe these investments will increase sales force effectiveness, create pull-through demand, and optimize sales force productivity.
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
Research and Development
A core aspect of our business strategy is the investment and innovation of new products and technologies. We believe that leading the market in innovation will enhance demand for our products and allow us to sell a higher margin product mix. Our research and development efforts encompass new product development, derivative product development, as well as value added re-engineering of components in our existing products leading to reduced costs and manufacturing efficiencies. We have also designed a new governance process that prioritizes the most impactful projects, which is expected to improve the efficiency and quality of our research and development efforts. The governance process is currently being deployed globally, such that we can leverage best practices from region to region. Additionally, a substantial driver of our acquisition activity has been increasing access to new and innovative products, including the transfer and integration of acquired technology.
Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and share new product designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition. An example of global sharing of innovation is the “soft close” door system, which is based on hardware originally designed and manufactured by our European operations that is now being offered in North America and Australia. Additionally, we have successfully launched new door designs into our North American market, including our Moda Door Collection that was originally developed for the Australian market.
Customers
We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as BMC/Stock Building Supply, ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowe’s, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 20 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for 35% of our net revenues in the year ended December 31, 2019, and our largest customer, The Home Depot, accounted for approximately 15% of our net revenues in the year ended December 31, 2019.
Competition
The door and window industry is highly competitive and includes a number of regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability and price. We believe that we are well-positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite, Therma-Tru (a division of Fortune Brands), and Plastpro. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of Cornerstone Building Brands, formerly NCI Building Systems), and Milgard (a division of MI Windows and Doors). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant (a division of Arbonia Group), Viljandi, Masonite, Keyor, and Herholz. The competitive landscape in Australia is varied across the door and window markets. In the

Australian door market, Hume Doors is our primary competitor, while in the window, shower screen, and wardrobe markets we largely compete against a fragmented set of smaller companies.
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
Our U.S. window and door trademarks include JELD-WEN, AuraLast, VPI™, MiraTEC, Extira, LaCANTINA, Karona, ImpactGard, JW, Aurora, MMI Door®, IWP, and ABS. Our trademarks are either registered or have long been used as a common law trademark by the Company. The trademarks we use outside the U.S. include the Stegbar, Regency, William Russell Doors, Airlite, Trend, The Perfect Fit, Aneeta, Breezway, Kolder, Corinthian and A&L marks in Australia, and Swedoor, Dooria, DANA, Mattiovi, Alupan and Domoferm in Europe.
Employees
As of December 31, 2019, we employed approximately 23,300 people. Of our total number of employees, approximately 11,600 are employed in operations included in our North America segment and corporate operations, approximately 7,300 are employed in operations included in our Europe segment, and approximately 4,400 are employed in operations included in our Australasia segment.
In total, approximately 1,110, or 10%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 330 employees, are covered by collective bargaining agreements. In Canada, approximately 71% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
Environmental Matters
The geographic breadth of our facilities and the nature of our operations subject us to extensive environmental, health, and safety laws and regulations in jurisdictions throughout the world. Such laws and regulations relate to, among other things, air emissions, the treatment and discharge of wastewater, the discharge of hazardous materials into the environment, the handling, storage, use and disposal of solid, hazardous and other wastes, worker health and safety, or otherwise relate to health, safety, and protection of the environment. Many of our products are also subject to various laws and regulations, such as building and construction codes, product safety regulations, and regulations and mandates related to energy efficiency.
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
We have also been the subject of certain environmental regulatory actions by the EPA and state regulatory agencies in the U.S. and foreign governmental authorities in jurisdictions in which we operate and are obligated to make certain expenditures in settlement of those actions. We do not expect expenditures for compliance with environmental laws and regulations to have a material adverse effect on our results of operations or competitive position. However, the discovery of a presently unknown environmental condition, changes in environmental requirements or their enforcement, or other unanticipated events, may give rise to unforeseen expenditures and liabilities which could be material.
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
In 2015, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.jeld-wen.com when such reports are made available and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
Risks Relating to Our Business and Industry
Negative trends in overall business, financial market and economic conditions, and activity levels in our end markets may reduce demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Moreover, uncertain economic conditions continue in our Australasia segment, which entered a housing recession in 2019, and certain countries in our Europe segment. Negative business, financial market, and economic conditions globally within the industries or regions we compete in may materially and adversely affect demand for our products, and our business, financial condition, and results of operations could be materially negatively impacted as a result.
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
We continue to implement strategic initiatives, including JEM and our global footprint rationalization initiatives. If we fail to implement these initiatives as expected, our business, financial condition, and results of operations could be adversely affected.
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including JEM and our global footprint rationalization initiatives. We cannot assure you that we will be able to continue to successfully implement these initiatives and related strategies throughout the geographic regions in which we operate or be able to continue improving our operating results. Similarly, these initiatives, even if implemented in all of our geographic regions, may not produce similar results. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and impairment charges. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
We may make acquisitions or investments in other businesses, which may involve risks or may not be successful.
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
A decline in our relationships with our key customers, the amount of products they purchase from us, or a decline in our key customers’ financial condition, could have a material adverse effect on our business, financial condition, and results of operations.
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 35% of our net revenues in the year ended December 31, 2019, and our largest customer, The Home Depot, accounted for approximately 14.6% of our net revenues in the year ended December 31, 2019. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to the credit risk of our customers, because we provide credit to our customers in the normal course of business. All of our customers are sensitive to economic changes and to the cyclical nature of the building industry. Especially during protracted or severe economic declines and cyclical downturns in the building industry, our customers may be unable to perform on their payment obligations, including their debts to us. Any failure by our customers to meet their obligations to us may have a material adverse effect on our business, financial condition, and results of operations. In addition, we may incur increased expenses related to collections in the future if we find it necessary to take legal action to enforce the contractual obligations of a significant number of our customers.
Increases in interest rates used to finance home construction and improvements, such as mortgage and credit card interest rates, and the reduced availability of financing for the purchase of new homes and home construction and improvements, could have a material adverse impact on our business, financial condition, and results of operations.
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. While interest rates in the many of the regions where we market and sell our products have generally decreased during 2019, these decreases followed periods of increase by such key central banks as the U.S. Federal Reserve and European Central Bank during 2018. If interest rates were to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
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
The U.S. has imposed tariffs on certain products imported into the U.S. from China, as well as tariffs on certain steel and aluminum products imported from certain countries, and could impose additional tariffs or trade restrictions. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increasing the price of domestically sourced materials, including, in particular, steel and aluminum. Impositions of tariffs by other countries could also impact pricing and availability of raw materials. As another example, as global demand for key chemicals increases, the limited number of suppliers and investment in greater supply capacity drives increased global pricing.
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
Our business is seasonal, and revenue and profit can vary significantly throughout the year, which may adversely impact the timing of our cash flows and limit our liquidity at certain times of the year.
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
We have operations in North America, Europe, Australia, Asia, and South America. In the year ended December 31, 2019, our North America segment accounted for approximately 59% of net revenues, our Europe segment accounted for approximately 28% of net revenues, and our Australasia segment accounted for approximately 13% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the imposition of, or increases in, tariffs or other trade restrictions;

•	required compliance with a variety of foreign laws and regulations, including the application of foreign labor regulations;

•	tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;

•	difficulty in staffing and managing widespread operations;

•	the imposition of, or increases in, currency exchange controls;

•	potential inflation in applicable non-U.S. economies; and

•	changes in general economic and political conditions in countries where we operate, including as a result of the impact of the withdrawal of the U.K. from the E.U.
The success of our business depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or ultimately on our global business, financial condition, and results of operations.
The U.K.’s withdrawal from the E.U. could have a material adverse effect on our business, financial condition, and results of operations.
In June 2016, the U.K. electorate voted in a referendum to voluntarily depart from the E.U., known as “Brexit”. Following the formation of a majority Conservative government in December 2019, the U.K. approved the withdrawal agreement and left the European Union on January 31, 2020.
The ongoing negotiations around Brexit have created volatility in the global financial markets. The terms of the U.K.’s final withdrawal remain subject to ongoing negotiations until the end of 2020 (with an extension option of one to two years possible), during which period current E.U. regulations will continue to apply in the U.K. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the E.U. and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. If the U.K. and the E.U. are unable to negotiate acceptable final withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the U.K. and other E.U. member states or among the European Economic Area overall could be diminished or eliminated. The effects of the U.K.’s withdrawal from the E.U. on the global economy, and on our business in particular, will depend on agreements the U.K. makes to retain access to E.U. markets both during the transitional period and more permanently. The final outcome of Brexit negotiations could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U., including through the imposition of tariffs between the U.K. and other E.U. countries.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products within these regions. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2019, we derived 4% of our net revenues from the U.K., and our Europe headquarters is located in the U.K. As a result, the ultimate effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
Exchange rate fluctuations may impact our business, financial condition, and results of operations.
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2019, 46% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. Because of the mismatch between revenues and expenses, we are exposed to significant currency exchange rate risk and we may not be successful in achieving balances in currencies throughout our operations. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness. Exchange rates, net, had a negative impact of 3% on our consolidated net revenues in the year ended December 31, 2019 as compared to a less than 1% impact in the year ended December 31, 2018. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.

A disruption in our operations due to natural disasters or acts of war could have a material adverse effect on our business, financial condition, and results of operations.
We operate facilities worldwide. Many of our facilities are located in areas that are vulnerable to hurricanes, earthquakes, and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire, pandemic, or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, and results of operations.
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
We are implementing new systems, including our continued implementation of a new ERP system, as part of our ongoing technology and process improvements. This ERP system will provide a standardized method of accounting for, among other things, order entry and inventory and should enhance our ability to implement our strategic initiatives. Failure to properly plan and design the ERP system could result in future impairments relating to a portion or all associated capitalized costs. Any delay in the implementation, or disruption in the upgrade, of these systems could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC and delay our ability to resolve current material weaknesses within our control environment. Such delay or disruption could also impact our ability to timely or accurately make payments to our suppliers and employees and could also inhibit our ability to invoice and collect from our customers. Data integrity problems or other issues may be discovered which could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such systems, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our financial system or related systems and infrastructure, our business, operations, and financial systems could be adversely affected. We may also need to implement additional systems or transition to other new systems that require further expenditures in order to function effectively as a public company. There can be no assurance that our implementation of additional systems or transition to new systems will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.
Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.
We rely on the accuracy, capacity, and security of our IT systems, some of which are managed or hosted by third parties, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the interest (including via devices and applications connected to the internet), and through email attachments and persons with access to these information systems could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We have experienced and may in the future face attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand and could potentially cause production downtimes, operational delays, and other detrimental impacts on our operations. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities, which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits and associated repairs or updates to infrastructure, physical systems or data processing systems. Any of these actions could have a material adverse impact on our business and results of operations. Although we maintain insurance coverage to protect us against some of the risks, those policies may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems.
In addition, we are subject to state, foreign, and international laws and regulations, as well as contractual obligations, that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data-protection related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In particular, the E.U. General Data Protection Regulation (“GDPR”), which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. It is not possible to predict the ultimate content, and therefore effect, of data protection regulation over time, and efforts to comply with evolving regulation may result in additional costs.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2019, we had approximately 23,300 employees worldwide, including approximately 11,200 employees in the U.S. and Canada. Approximately 1,110, or 10%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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
Our products and markets are subject to extensive and complex local, state, federal and foreign statutes, ordinances, rules, and regulations. These mandates, including building design and safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building components like windows and doors.
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
Many of our products comply with the federal government’s ENERGY STAR program. We believe that marketing our products with the ENERGY STAR label gives us a competitive advantage as compared to competing products that are not labeled as ENERGY STAR products. The EPA has proposed that the ENERGY STAR program become self-funding through the collection of fees from participating entities during fiscal year 2020. These proposed changes to the ENERGY STAR program could diminish any competitive advantage for ENERGY STAR compliant products and result in a material adverse effect on our business, financial condition, and results of operations.
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
Our past and present operations, assets, and products are subject to extensive environmental laws and regulations at the federal, state, and local level worldwide. These laws regulate, among other things, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety, and the impact of products on human health and safety and the environment. Under certain of these laws, liability for contaminated property may be imposed on current or former owners or operators of the property or on parties that generated or arranged for waste sent to the property for disposal. Liability under these laws may be joint and several and may be imposed without regard to fault or the legality of the activity giving rise to the contamination. Notwithstanding our compliance efforts, we may still face material liability, limitations on our operations, fines, or penalties for violations of environmental, health, and safety laws and regulations, including releases of regulated materials and contamination by us or previous occupants at our current or former properties or at offsite disposal locations we use.
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
We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of greenhouse gasses, or “GHGs.”
Various legislative, regulatory, and inter-governmental proposals to restrict emissions of GHGs, such as carbon dioxide (“CO2”), are under consideration by governmental legislative bodies and regulators in the jurisdictions where we operate. In the U.S., the EPA recently adopted the Affordable Clean Energy Rule, or “ACE”, which repealed the previously adopted Clean Power Plan. The requirements of ACE are expected to be significantly less burdensome for producers of energy than the requirements of the Clean Power Plan, but certain states have adopted or may adopt more stringent regulations governing emissions of GHGs, and legislators at the federal level have proposed legislation that, if enacted, would reverse the trend of deregulation. In addition, many other jurisdictions in which we operate have continued to commit to limiting emissions of GHGs, most prominently through an agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change. The Paris Agreement sets out a new process for achieving global GHG reductions. On November 4, 2019, the Trump administration formally notified the United Nations of its withdrawal from the Paris Agreement, to be effective in November 2020; however, because some of our manufacturing facilities operate boilers or other process equipment that emit GHGs, such regulatory and global initiatives may require us to modify our operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results.
Given the high degree of uncertainty about the ultimate parameters of any such regulatory or global initiatives, and the degree to which the U.S. will participate in initiatives at the federal or global level, we cannot predict at this time the ultimate impact of such initiatives on our operations or financial results.
Increasing regulations to reduce GHG emissions, as proposed throughout many of our operating regions, would be expected to increase energy costs, increase price volatility for fossil fuels and petroleum, and reduce petroleum production levels, which in turn could impact the prices of those raw materials. In addition, laws and regulations relating to forestry practices limit the volume and manner of harvesting timber to mitigate environmental impacts, such as deforestation, soil erosion, damage to riparian areas, and GHG levels. The extent of these regulations and related compliance costs has grown in recent years and will increase our materials costs and may increase other aspects of our production costs.
Changes to legislative and regulatory policies that currently promote home ownership may have a material adverse effect on our business, financial condition, and results of operations.
Our markets are also affected by legislative and regulatory policies, such as U.S. tax rules, allowing for deductions of mortgage interest and the mandate of government-sponsored entities like Freddie Mac and Fannie Mae to promote home ownership through mortgage guarantees on certain types of home loans. The Tax Act passed in the U.S. in December 2017 made significant changes to some of these historical benefits of home ownership. The specific changes which could affect our markets are, among others, a reduction of the maximum amount of home mortgage indebtedness for which a tax deduction for interest paid may be claimed, an elimination of the deduction for interest paid on home equity indebtedness, and a limitation on the amount of state and local taxes allowed to be deducted annually as itemized deductions. These changes to the tax code and any future policy changes may adversely impact demand for our products and have a material adverse effect on our business, financial condition, and results of operations.
Changes in legislation, regulation and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
The upcoming 2020 presidential and congressional elections in the U.S. and the impact of recent midterm congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state and federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to: infrastructure renewal programs, changes to immigration policy, modifications to international trade policy, including renegotiation of or withdrawal from trade agreements, the imposition of tariffs or trade restrictions, and changes to financial legislation and public company reporting requirements.
In addition, U.S. lawmakers have made substantial changes to U.S. fiscal and tax policies, including the adoption of the Tax Act, which introduced a variety of tax reforms that significantly impact U.S. taxation of multi-national corporations. These include, among others, reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of immediate cost recovery for capital investments, the limitation of the interest deduction, the limitation of certain deductions for executive compensation, and changes to the international tax system, including the adoption of a territorial tax system and taxation of the accumulated foreign earnings of U.S. multinational corporations. The specific provisions of the Tax Act, while generally favorable to our U.S. operations, may have certain negative implications, such as the GILTI provisions, which could materially impact our financial performance. Certain aspects of the Tax Act took effect or material additional guidance was issued during fiscal year 2019 including, among other things, certain regulations relating to Internal Revenue Code (“IRC”) §965 and foreign tax credits proposed in December 2018. Final guidance, once issued, may materially affect the Company’s conclusions regarding the net related effects of the Tax Act on its financial statements. These provisions will continue to have a significant impact on our future performance.
Lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials increases the risk of potential liability under anti-bribery/anti-corruption or anti-fraud legislation, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws and regulations.
We operate manufacturing and distribution facilities in 20 countries and sell our products in approximately 100 countries around the world. As a result of the international nature of our operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials in the ordinary course of business. In connection with these activities, we may be subject to anti-corruption laws in various jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the “FCPA”, the U.K. Bribery Act and other anti-bribery laws applicable to jurisdictions where we do business that prohibit improper payments or offers of payments to foreign government officials and political parties and others for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind, and require the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by agents in foreign countries where we operate, even though such parties are not always subject to our control. We have established anti-bribery/anti-corruption policies and procedures and offer several channels for raising concerns in an effort to comply with the laws and regulations applicable to us. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Allegations of violations of the FCPA or other anti-bribery or anti-corruption laws may result in internal, independent, or government investigations. Any determination that we have violated the FCPA or other anti-bribery/anti-corruption laws (whether directly or through acts of others, intentionally or through inadvertence) could result in severe criminal and civil sanctions and other liabilities that could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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
Our products are used in a wide variety of residential, non-residential, and architectural applications. We face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are alleged to be defective or have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline materially. In addition, it may be necessary for us to recall defective products, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of sales. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.
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
The success of our business depends upon the skills, experience, and efforts of our key officers and employees. In recent years, we have hired key executives who have and will continue to be integral in the continuing transformation of our business. The loss of key personnel could have a material adverse effect on our business, financial condition, and results of operations. We do not maintain key-man life insurance policies on any members of management. Our business also depends on our ability to continue to recruit, train, and retain skilled employees, particularly skilled sales personnel. The loss of the services of certain key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers, or manage our business effectively. Should we lose the services of any member of our senior management team, our Board of Directors would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both.
Our pension plan obligations are currently not fully funded, and we may have to make significant cash payments to these plans, which would reduce the cash available for our businesses.
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2019 for our U.S. pension plan were approximately $433.4 million and $74.8 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2019, our foreign defined benefit plans had unfunded pension liabilities of approximately $38.7 million and overfunded pension assets of approximately $1.9 million.
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
The credit agreements governing our Credit Facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	make certain loans, investments, or restricted payments, including dividends to our shareholders;

•	repurchase or redeem capital stock;

•	engage in certain transactions with affiliates;

•	sell certain assets (including stock of subsidiaries) or merge with or into other companies; and

•	create or incur liens.

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
Our Common Stock has only been listed for public trading since January 27, 2017. As of December 31, 2019, the price of our Common Stock since the date of our IPO, as reported by the NYSE, has ranged from an intraday high of $42.27 to an intraday low of $13.28. The trading price of our Common Stock may continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our Common Stock:

•	negative trends in global economic conditions or activity levels in our end markets;

•	increases in interest rates used to finance home construction and improvements;

•	our ability to compete effectively against our competitors;

•	changes in consumer needs, expectations, or trends;

•	our ability to maintain our relationships with key customers;

•	our ability to implement our business strategy;

•	our ability to complete and integrate new acquisitions;

•	variations in the prices of raw materials used to manufacture our products;

•	adverse changes in building codes and standards or governmental regulations applicable to general business operations;

•	product liability claims or product recalls;

•	any legal actions in which we may become involved, including disputes relating to our intellectual property;

•	our ability to recruit and retain highly skilled staff;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	trading volume of our Common Stock;

•	sales of our Common Stock by us, our executive officers and directors, or our shareholders (including certain affiliates of Onex) in the future; and

•	general economic and market conditions and overall fluctuations in the U.S. equity markets.
In addition, broad market and industry factors, including the trading prices of the securities of our publicly traded competitors, may negatively affect the market price of our Common Stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies.
Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.
Because we publish earnings guidance, we are subject to a number of risks. Actual results may vary significantly from the guidance we provide investors from time to time, such that our stock price may decline following, among other things, any earnings release or guidance that does not meet market expectations. It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. In the future, we may be named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments.
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
Onex beneficially owns approximately 32.9 million shares of our Common Stock representing approximately 32.6% of our outstanding shares. As a result, Onex continues to be able to influence matters requiring approval by our shareholders or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. They also may have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company and may materially and adversely affect the market price of our Common Stock. In addition, Onex may in the future own businesses that directly compete with ours. Further, for so long as Onex owns at least 5% of our outstanding shares, Onex has the right to purchase its pro rata portion of the primary shares offered in any future public offering. This right could result in Onex continuing to maintain a substantial ownership of our Common Stock. Onex also has the right to nominate one or two directors to our board of directors for as long as Onex maintains at least 12.5% or 20%, respectively, of our outstanding Common Stock.
Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving our Company.
Two of our ten directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex, including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends, and other matters.
In addition, our restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to us, to Onex or certain related parties, or any of our directors who are employees of Onex or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Onex may have differing interests than our other shareholders.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE and SEC rules and requirements. As a result, we have incurred and will continue to incur significant legal, regulatory, accounting, investor relations, and other costs. These requirements may also place a strain on our management, systems, and resources. The Exchange Act requires us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare proxy statements with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight are required.
Complying with these requirements may divert management’s attention from revenue producing activities to management and administrative oversight. Any of the foregoing could have a material adverse effect on us and the price of our Common Stock. In addition, failure to comply with any laws or regulations applicable to us may result in legal proceedings or regulatory investigations.
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

During the preparation of our financial statements for the year ended December 31, 2018, our first annual Internal Control Over Financial Reporting “ICFR” assessment, we concluded that we did not maintain a sufficient complement of personnel in our Europe operations with the appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements to allow for the consistent execution of control activities. Further, monitoring controls maintained at the Europe operations and corporate levels did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting. These material weaknesses contributed to the following additional material weaknesses in that we did not design and maintain effective controls within certain of our Europe operations related to the review and approval of customer pricing, the review and approval of manual journal entries, and the reconciliation of subsidiary ledger financial information used in the consolidated financial statements. Specifically, we did not design and maintain controls to ensure (i) the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements; (ii) that journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry; and (iii) the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.
During the period ended December 31, 2019, we continued executing our remediation plan. We hired additional personnel in Europe with knowledge and experience in internal control over financial reporting and we continue actively recruiting additional experienced resources to supplement our Europe team. We conducted training on internal controls over financial reporting, monitoring controls, complex accounting topics, account reconciliations, and journal entry controls. We implemented enhancements to closing processes that included the centralization of certain tasks, development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting. Based on the actions taken to date, while management believes that it now has the requisite personnel to consistently operate the controls as designed, additional controls may need to be designed and implemented as part of the remediation plan, especially with respect to pricing. Additionally, for controls that were newly designed and implemented in 2019, management determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively. Accordingly, the material weaknesses described have not been remediated as of December 31, 2019.
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
The sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales could occur, including sales by Onex, could materially adversely affect the prevailing market price of our Common Stock. As of December 31, 2019, we had 100,668,003 shares of Common Stock outstanding.
Shares held by Onex and certain of our directors, officers and shareholders are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement (as defined below), each have the right, subject to certain conditions, to require us to register the sale of shares owned by such persons under the federal securities laws. By exercising their registration rights and selling a large number of shares, these holders could cause the prevailing market price of our Common Stock to decline. In addition, shares issued or issuable upon exercise of options and vested RSUs and PSUs will be eligible for sale from time to time.
In addition, as of December 31, 2019 we had 1,629,398 shares reserved for issuance pursuant to equity awards outstanding under our 2011 Stock Incentive Plan and 4,198,034 shares reserved for issuance pursuant to equity awards under our 2017 Omnibus Equity Plan. These shares, upon exercise of options and vesting of RSUs and PSUs, will be eligible for sale from time to time or will be eligible for sale immediately following exercise of such options.
Our employees, officers, and directors may elect to sell shares of our Common Stock in the public market. Sales of a substantial number of shares of our Common Stock in the public market could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity securities.
The ESOP and the JELD-WEN, Inc. KSOP (“KSOP”), are designed as a tax-qualified retirement plans and employee stock ownership plans under the Code. Participants whose employment with us or our subsidiaries is terminated are entitled to receive distributions of accounts held under the ESOP and KSOP at specified times and in specified forms. In addition, each plan permits diversification of our Common Stock held in participants’ accounts. The ESOP and KSOP may sell shares in the open market to fund hardship distributions and diversifications or participants may sell shares received as part of their distributions. In the year ended December 31, 2019, 361,202 shares were either sold by the plans to cover cash distributions and diversifications or distributed to participants.
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
The trading market for our Common Stock can be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. We do not have any control over these analysts, and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or the “DGCL”, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. Subject to any amendments approved by our shareholders at the 2020 Annual Meeting of Stockholders, our restated certificate of incorporation and amended and restated bylaws currently:

•	divide our board of directors into three classes with staggered three-year terms;

•	limit the ability of shareholders to remove directors only “for cause”;

•	provide that our board of directors is expressly authorized to adopt, alter, or repeal our bylaws;

•	authorize the issuance of blank check preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	prohibit shareholder action by written consent, which requires all shareholder actions to be taken at a meeting of our shareholders;

•	prohibit our shareholders from calling a special meeting of shareholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings; and

•	require the approval of holders of at least two-thirds of the outstanding shares of Common Stock to amend our bylaws and certain provisions of our certificate of incorporation.
We have also opted out of Section 203 of the DGCL, which, subject to some exceptions, prohibits business combinations between a Delaware corporation and an interested shareholder, which is generally defined as a shareholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the shareholder became an interested shareholder. At some time in the future, we may again be governed by Section 203. Section 203 could have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests. In addition, our largest shareholder, Onex, has the ability to nominate one or two directors to our board of directors to the extent Onex maintains at least 12.5% or 20%, respectively, of our outstanding Common Stock.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation provides, unless we consent to an alternative forum, that the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the Superior Court of the State of Delaware, or if such other court does not have jurisdiction, the U.S. District Court for the District of Delaware) shall be the exclusive forum for any claims, including claims on behalf of JWH, brought by a shareholder (i) that are based upon a violation of a duty by a current or former director or officer or shareholder in such capacity or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties

Our principal executive office is located in Charlotte, North Carolina. We also own other properties, including sales offices, closed facilities, and administrative office space in Klamath Falls, Oregon, which we own, and lease properties in Charlotte, North Carolina; Birmingham, U.K.; and Sydney, Australia.

	Manufacturing	Distribution
North America
United States	45	9
Canada	4	2
St. Kitts	—	1
Chile	1	—
Mexico	1	—
	51	12
Europe
United Kingdom	5	1
France	2	—
Austria	3	—
Czech Republic	1
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	3	—
Denmark	3	—
Latvia	3	—
Estonia	3	—
Finland	3	—
	32	2
Australasia
Australia	37	4
Indonesia	2	—
Malaysia	2	—
	41	4
Total JELD-WEN	124	18
Item 3 - Legal Proceedings
We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in our consolidated balance sheets included in this report. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates. In the opinion of management, other than as described below, as of December 31, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons Litigation
We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.
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
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which is scheduled for hearing by the Fourth Circuit Court of Appeals in May 2020.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019. We have also appealed that ruling.
We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. However, based upon the rulings described above, the Company has recorded charges of $78.6 million associated with these matters. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.
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
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al.
On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company has not yet been served with the complaint but has reviewed the allegations.  The Company believes the claims lack merit and intends to vigorously defend against the action.  Because the lawsuit is in the very initial stages, no assessment as to the likelihood or range of any potential adverse outcome can be made at this time.

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

Item 4 - Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 1, 2019. There are no family relationships among the following executive officers.

Gary S. Michel, President and Chief Executive Officer. Mr. Michel, age 57, joined the Company as President and Chief Executive Officer and our Board of Directors in June 2018. Mr. Michel joined the Company from Honeywell International, Inc., where he served as the president and chief executive officer of the Home and Building Technologies strategic business group since October 2017. Prior to that, he spent 32 years at Ingersoll Rand, most recently as senior vice president and president of its residential heating, ventilation and air conditioning business and as a member of Ingersoll Rand’s enterprise leadership team from 2011 to 2017 and co-chair of its sustainability efforts. He began his career there in 1985 as an application engineer and held various product, sales and business management roles before moving into a series of leadership positions across various geographic and market segments. Mr. Michel holds a B.S. in mechanical engineering from Virginia Tech and an M.B.A. from the University of Phoenix. He has served as a member of the board of directors of Cooper Tire & Rubber Company since 2015.

John Linker, Executive Vice President and Chief Financial Officer. Mr. Linker, age 44, joined the Company in December 2012 and has held the position of Executive Vice President and Chief Financial Officer since November 2018. Previously, he served as the Company’s Senior Vice President, Corporate Development and Investor Relations from 2015 to 2018, and as Treasurer from 2012 to 2014. Prior to joining the Company, Mr. Linker held leadership positions in corporate development and finance with United Technologies Corporation’s Aerospace Systems Division, and its predecessor, Goodrich Corporation, from 2008 to 2012. Mr. Linker began his career in investment banking for Wells Fargo and consulting for Accenture PLC. Mr. Linker holds a B.A. in Economics and International Studies from Duke University and a M.B.A. from The Fuqua School of Business at Duke University.

Laura W. Doerre, Executive Vice President, General Counsel and Chief Compliance Officer. Ms. Doerre, age 52, joined the Company in September 2016 and is responsible for the Company’s global legal affairs and global risk and compliance functions. Prior to joining the Company, Ms. Doerre served as Vice President and General Counsel for Nabors Industries Ltd. from 2008 to August 2016. From 1996 to 2008, she held positions of increasing responsibility with Nabors. Prior to joining Nabors in 1996, Ms. Doerre practiced commercial litigation with the law firm Mayor, Day, Caldwell & Keeton LLP. Ms. Doerre received her B.S. with distinction in Accounting from the University of North Carolina at Chapel Hill and graduated with honors from the University of Texas School of Law. She is admitted to practice law in the state of Texas.

Timothy Craven, Executive Vice President, Human Resources. Mr. Craven, age 51, was appointed Vice President, Employee Relations of the Company in July 2015 and was promoted to his current role as Executive Vice President, Human Resources in February 2016. Mr. Craven is responsible for global human resources and employee relation activities. His duties include talent acquisition, training and development, wage and benefit reviews, and employee engagement. Previously, Mr. Craven was employed at Eaton Corporation (formerly Cooper Industries) where he held a number of senior-level human resources roles since 2007. Immediately prior to joining the Company, Mr. Craven served as Vice President, Human Resources at the Crouse-Hinds Division of Eaton Corporation in Syracuse, New York. Earlier in his career, Mr. Craven served in a number of human resources positions of increasing responsibility at both corporate and operating locations with Xerox’s Affiliated Computer Services Business and Honeywell, Inc. Mr. Craven earned a B.S. in human resource management from Western Illinois University.

Peter Farmakis, Executive Vice President and President, Australasia. Mr. Farmakis, age 52, joined the Company as Chief Operating Officer, Australia in September 2013 and was promoted to Executive Vice President and President, Australasia in June 2014. Prior to joining the Company, Mr. Farmakis served as Chief Executive Officer of Dexion Limited (which was acquired by GUD Holdings Limited in 2012) from 2007 until August 2013. Mr. Farmakis also served in a variety of key leadership roles with numerous companies, including as Executive General Manager of Smorgon Steel Group Limited, Distribution Business; Global Vice President of Huntsman Corporation, Advanced Materials division; Americas Regional President of Vantico Inc.; and Strategy & Corporate Planning Manager for Ciba-Geigy AG in Switzerland. He began his career in research and development with ICI (Dulux) and Bayer AG. Mr. Farmakis earned a B.S. from the University of Wollongong and a postgraduate degree in Marketing and Finance from the University of Technology, Sydney in Australia.

PART II - OTHER INFORMATION

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders

Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 21, 2020, there were approximately 1,223 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.

Stock Performance Graph

The following graph depicts the total return to shareholders from January 27, 2017, the date our Common Shares became listed on the NYSE, through December 31, 2019, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our Common Stock and each index on January 27, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.
*$100 invested on 1/27/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/27/2017	12/31/2017	12/31/2018	12/31/2019
JELD-WEN Holding, Inc.	$100.00	$150.73	$54.40	$89.62
S&P 500	$100.00	$121.83	$116.49	$153.17
S&P 1500 Building Products Index	$100.00	$110.00	$86.71	$123.14

Equity Compensation Plans

See “Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
Dividends

We do not currently expect to pay any cash dividends on our Common Stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business and the repayment of debt. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws, and other factors that our Board of Directors may deem relevant.

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

Item 6 - Selected Financial Data
Our historical results are not necessarily indicative of the results expected for any future period. Since the year ended December 31, 2015, we have completed several acquisitions. See Acquisitions, included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The results of these acquired entities are included in our consolidated statements of operations for the periods subsequent to the respective acquisition date. During 2016, we released a valuation allowance in the U.S. totaling $278.4 million resulting in an increase in tax benefit and net income for the period. During 2017, the Tax Act lowered our U.S. federal tax rate which reduced the valuation of our net deferred tax assets, resulting in an additional tax expense of approximately $21.1 million and we provisionally recorded an additional foreign repatriation tax charge of $11.3 million. During 2018, we finalized our accounting for all of the enactment-date income tax effects of the Tax Act and recognized a tax benefit of $40.2 million due to changes in the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations. See Note 17 - Income Taxes for further detail.
The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The results have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 32 - Revision of Prior Period Financial Statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Net revenues	$4,289,761	4,346,847	$3,763,749	$3,666,930	$3,381,060
Income from continuing operations, net of tax	62,971	141,169	4,483	375,628	91,390
Income (loss) per common share from continuing operations:
Basic	$0.63	$1.36	$(0.02)	$(0.96)	$(15.72)
Diluted	0.62	1.33	(0.02)	$(1.14)	(15.72)
Cash dividends per common share	$0.00	$0.00	$0.00	$4.09	$4.73
Other financial data:
Capital expenditures	$136,192	$118,700	$63,049	$79,497	$77,687
Depreciation and amortization	133,969	125,100	111,273	107,995	95,196
Adjusted EBITDA(1)	415,038	459,218	435,162	392,227	310,986
Consolidated balance sheet data:
Total assets (2)	$3,381,332	$3,047,525	$2,860,077	$2,535,117	$2,182,373
Total debt	1,517,372	1,477,892	1,273,703	1,620,035	1,260,320
Redeemable convertible preferred stock	—	—	—	150,957	481,937
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

We also believe Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA eliminates the effect of certain items on net income and thus has certain limitations. Some of these limitations are: Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt; Adjusted EBITDA does not reflect any income tax payments we are required to make and although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and Adjusted EBITDA does not reflect any cash requirements for such replacement. Other companies may calculate Adjusted EBITDA differently, and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

(2)	In 2019, we adopted ASC 842 - Leases, resulting in an additional $202.1 million in total assets at December 31, 2019.

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Net income	$62,971	$141,907	$8,122	$376,095	$90,918
Adjustments:
Loss from discontinued operations, net of tax	—	—	—	3,324	2,856
Equity earnings of non-consolidated entities	—	(738)	(3,639)	(3,791)	(2,384)
Income tax expense (benefit)	57,074	(10,058)	137,818	(246,763)	(5,435)
Depreciation and amortization	133,969	125,100	111,273	107,995	95,196
Interest expense, net(a)	71,778	70,818	79,034	77,590	60,632
Impairment and restructuring charges(b)	22,748	17,328	13,057	18,353	31,031
Gain on previously held shares of equity investment	—	(20,767)	—	—	—
Loss (gain) on sale of property and equipment	1,959	144	(299)	(3,275)	(416)
Share-based compensation expense	13,315	15,052	19,785	22,464	15,620
Non-cash foreign exchange transaction/translation loss (income)	3,438	(1,267)	(1,178)	5,734	2,697
Other non-cash items(c)	304	3,859	526	2,843	1,141
Other items(d)	47,482	117,546	47,000	30,585	18,893
Costs relating to debt restructuring, debt refinancing, and the Onex investment(e)	—	294	23,663	1,073	237
Adjusted EBITDA	$415,038	$459,218	$435,162	$392,227	$310,986
____________________________

(a)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(b)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges of $1,197, $0, $1, $4,506, and $9,687, for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively. These additional charges are primarily comprised of non-cash changes in inventory valuation reserves, such as excess and obsolete reserves.

(c)
Other non-cash items include, among other things, charges of $235, $3,740, $439, $357, and $893, for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively, relating to (1) derivative losses of $235 in the year ended December 31, 2019; (2) the fair value adjustment for inventory acquired in the year ended December 31, 2018 and December 31, 2017 as part of the acquisitions referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions” and (3) charges of $2,153 for the out-of-period European warranty liability adjustment for the year ended December 31, 2016.

(d)
Other non-recurring items not core to ongoing business activity include: (i) in the year ended December 31, 2019 (1) $19,147 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $14,963 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $12,860 in legal cost and professional fees relating primarily to litigation, (4) $(3,053) of realized gains on hedges of intercompany notes, (5) $1,998 in other miscellaneous costs, (6) $731 in equity compensation to employees in our Australasia region, and (7) $725 in costs related to the departure of former executives; (ii) in the year ended December 31, 2018, (1) $76,500 in litigation contingency accruals, (2) $26,529 in legal and professional fees relating primarily to litigation, (3) $10,324 in acquisition and integration costs, (4) $(5,396) of realized gains on hedges of intercompany notes, (4) $3,856 in costs related to the departure of former executives, (5) $2,901 in entity consolidation and reorganization costs, (6) $2,347 in miscellaneous costs (7) $485 in stock compensation payroll taxes (iii) in the year ended December 31, 2017, (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges relating to intercompany notes, (3) $3,484 in acquisition and integration costs, (4) $(2,247) gain on settlement of contract escrow (5) $2,202 in secondary offering costs, (6) $754 in tax consulting fee, (7) $678 in legal entity consolidation costs, (8) $649 in stock compensation payroll taxes, and (9) $578 in facility ramp down cost; (iv) in the year ended December 31, 2016, (1) $20,695 in payments to holders of vested options and restricted shares in connection with the November 2016 dividend, (2) $3,721 of professional fees related to the IPO of our common stock, (3) $1,626 of acquisition costs, (4) $584 in legal costs associated with disposition of non-core properties, (5) $507 of dividend-related costs, (6) $500 of costs related to the recruitment of executive management employees, (7) $450 in legal costs, and (8) $346 in Dooria plant closure costs; (v) in the year ended December 31, 2015, (1) $11,446 payment to holders of vested options and restricted shares in connection with the July 2015 dividend, (2) $5,510 related to a U.K. legal settlement, (3) $1,825 in acquisition costs, (4) $1,833 of recruitment costs related to the recruitment of executive management employees, (5) $1,082 of legal costs related to non-core property disposal, and partially offset by (6) ($5,678) of realized gain on foreign exchange hedges related to an intercompany loan.

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

Overview and Background
We are one of the world’s largest door and window manufacturers, and we hold a leading position by net revenues in the majority of the countries and markets we serve. We design, produce and distribute an extensive range of interior and exterior doors, wood, vinyl and aluminum windows, and related products for use in the new construction, R&R of residential homes and, to a lesser extent, non-residential buildings.
We operate manufacturing and distribution facilities in approximately 20 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
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
As of December 31, 2019, Onex owned approximately 32.6% of our outstanding shares of Common Stock.

Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America (which includes limited activity in Chile), Europe, and Australasia. Financial information related to our business segments can be found in Note 18 - Segment Information of our financial statements included elsewhere in this 10-K.
Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc., a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is now part of our North America segment. We paid approximately $57.8 million in cash (net of cash acquired) for the acquisition of VPI.
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
In August 2017, we acquired the Kolder Group, headquartered in Smithfield, Australia. Kolder is a leading Australian provider of shower enclosures, closet systems, and related building products, with leading positions in both the commercial and residential markets. Kolder is part of our Australasia segment. The acquisition significantly enhances our existing Australian capabilities in glass shower enclosures and built-in closet systems and supports our strategy to build leadership positions in attractive markets.
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

We paid an aggregate of approximately $356.8 million in cash (net of cash acquired) for the 2017, 2018, and 2019 acquisitions. In addition, we assumed debt of approximately $70.6 million associated with our 2018 acquired companies. We assumed no debt in our 2017 or 2019 acquisitions.
For additional information on our acquisition activity, see Note 2 - Acquisitions to our consolidated financial statements.
Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include core net revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions made within the prior twelve months, and the impact of foreign exchange. Core net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact of foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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
Product Pricing and Volume/Mix
The price and mix of products that we sell are important drivers of our net revenues and net income. Under the heading “Results of Operations,” references to (i) “pricing” refer to the impact of price increases or decreases, as applicable, for particular products between periods and (ii) “volume/mix” refer to the combined impact of both the number of products we sell in a particular period and the types of products sold, in each case, on net revenues. While we operate in competitive markets, pricing discipline is an important element of our strategy to achieve profitable growth through improved margins. Our strategies also include incentivizing our channel partners to sell our higher margin products, and we believe a renewed focus on innovation and the development of new technologies will increase our sales volumes and the overall profitability of our product mix.

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
We continue to implement our strategic initiatives under JEM to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, which include plant closures and consolidations, headcount reductions, and various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
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
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. In the year ended December 31, 2019 compared to the year ended December 31, 2018, the depreciation or appreciation of the U.S. dollar relative to the reporting currencies of our foreign subsidiaries resulted in higher or lower reported results in such foreign reporting entities. In particular, the exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2019 compared to the year ended December 31, 2018 reflected, on average, the U.S. dollar strengthened against the Euro, Australian dollar, and Canadian dollar by 6%, 8%, and 3%, respectively. See Item 1A- Risk Factors- Risks Relating to Our Business and Industry, Item 1A- Risk Factors- Exchange

rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.
Public Company Costs
As a public company, we incur additional legal, accounting, board compensation, and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements, and other requirements associated with operating as a public company. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC and the national securities exchanges. Our financial statements following our IPO reflect the impact of these expenses.
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

◦	Warranty expenses represent all costs related to servicing warranty claims and product issues and are mostly related to our window and door products sold in the U.S. and Canada.

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

Interest Expense, Net
Interest expense, net relates primarily to interest payments on our then-outstanding credit facilities (and debt securities) as well as amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the applicable facility using the effective interest method. For additional details, see Note 15 - Long-Term Debt in our financial statements for the year ended December 31, 2019 included elsewhere in this 10-K.
Other Income (Expense), Net
Other income (expense), net includes profit and losses related to various miscellaneous non-operating expenses primarily relating to pension benefit expenses, gain on previously held shares of an equity investment, loss on extinguishment of debt, and certain foreign currency related gains and losses.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2019, our U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,300.8 million in the aggregate and $87.0 million of such NOL carryforwards do not expire.
The Tax Act passed in December 2017 had significant effects on our financial statements. In accordance with Staff Accounting Bulletin #118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and included any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to account for the impact of GILTI in the period in which it is incurred. For additional details, see Note 17 - Income Taxes in our financial statements for the year ended December 31, 2019 included elsewhere in this 10-K.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. The results have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 32 - Revision of Prior Period Financial Statements.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Year Ended
	December 31, 2019		December 31, 2018
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,289,761	100.0%	$4,346,847	100.0%
Cost of sales	3,417,222	79.7%	3,428,311	78.9%
Gross margin	872,539	20.3%	918,536	21.1%
Selling, general and administrative	660,574	15.4%	734,166	16.9%
Impairment and restructuring charges	21,551	0.5%	17,328	0.4%
Operating income	190,414	4.4%	167,042	3.8%
Interest expense, net	71,778	1.7%	70,818	1.6%
Other income	(1,409)	—%	(34,887)	(0.8)%
Income before taxes and equity earnings	120,045	2.8%	131,111	3.0%
Income tax expense (benefit)	57,074	1.3%	(10,058)	(0.2)%
Income from continuing operations, net of tax	62,971	1.5%	141,169	3.2%
Equity earnings of non-consolidated entities	—	—%	738	—%
Net income	$62,971	1.5%	$141,907	3.3%
Consolidated Results
Net Revenues – Net revenues decreased $57.1 million, or 1.3%, to $4,289.8 million in the year ended December 31, 2019 from $4,346.8 million in the year ended December 31, 2018. The decrease was due to unfavorable foreign exchange impact of 3% and a decline in core revenue of 2%, partially offset by a 4% contribution from acquisitions. Core revenue decline consisted of a 4% decrease in volume/mix, offset by a 2% increase in price.
Gross Margin – Gross margin decreased $46.0 million, or 5.0%, to $872.5 million in the year ended December 31, 2019 from $918.5 million in the year ended December 31, 2018. Gross margin as a percentage of net revenues was 20.3% in the year ended December 31, 2019 and 21.1% in the year ended December 31, 2018. The decrease in gross margin and gross margin percentage was due to increased costs related to manufacturing inefficiencies in North America and unfavorable volume/mix within North America and Australasia, partially offset by favorable pricing.
SG&A Expense – SG&A expense decreased $73.6 million, or 10.0%, to $660.6 million in the year ended December 31, 2019 from $734.2 million in the year ended December 31, 2018. SG&A expense as a percentage of net revenues was 15.4% for the year ended December 31, 2019 and 16.9% for the year ended December 31, 2018. The decrease in SG&A expense was primarily due to a decrease of litigation contingency accruals of $76.5 million and reduction of acquisition and integration costs.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $4.2 million, or 24.4%, to $21.6 million in the year ended December 31, 2019 from $17.3 million in the year ended December 31, 2018. The 2019 charges consisted primarily of plant consolidations in our North America and Australasia segments as well as severance costs across all segments and corporate. The 2018 charges consisted primarily of personnel restructuring costs in our North America, Europe, and Australasia segments, as well as plant consolidations in our North America and Australasia segments. For more information, refer to Note 23 - Impairment and Restructuring Charges.
Interest Expense, Net – Interest expense, net, increased $1.0 million, or 1.4%, to $71.8 million in the year ended December 31, 2019 from $70.8 million in the year ended December 31, 2018. The increase was primarily due to increased borrowings during 2019.
Other Income – Other income decreased $33.5 million, to income of $1.4 million in the year ended December 31, 2019 from income of $34.9 million in the year ended December 31, 2018. The other income in the year ended December 31, 2019 was primarily due to foreign currency gains of $7.4 million, a gain on sale of business of $2.8 million and legal settlement income of $1.2 million, partially offset by pension expense of $10.7 million. Other income in the year ended December 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, legal settlement income of $7.5 million and foreign currency gains of $11.3 million, partially offset by pension expense of $7.0 million.

Income Taxes – Income tax expense in the year ended December 31, 2019 was $57.1 million, compared to tax benefit of $10.1 million in the year ended December 31, 2018. The effective tax rate in the year ended December 31, 2019 was an expense of 47.5% compared to a benefit of 7.7% in the year ended December 31, 2018. The 2019 tax expense was primarily due to the increases in valuation allowances associated with net operating losses and certain credits of $10.1 million and $4.5 million for the reclassification of an other comprehensive income balance as income tax expense to relieve the disproportionate tax effects associated with the termination of hedge accounting. The 2018 tax benefit was primarily due to the $40.2 million of deferred tax benefit related to finalizing our provisional estimates connected to the Tax Act, $19.6 million of deferred tax benefit related to the Steves litigation, and $10.2 million of benefit related to our investment in ABS, offset by tax expense of $5.4M million for a net increase to uncertain positions including interest, as well as tax expense associated with strong business results of our foreign subsidiaries such as Australia, Canada, and UK. The effective tax rate for both periods includes the impact of the GILTI tax.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	December 31, 2018		December 31, 2017
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,346,847	100.0%	$3,763,749	100.0%
Cost of sales	3,428,311	78.9%	2,916,232	77.5%
Gross margin	918,536	21.1%	847,517	22.5%
Selling, general and administrative	734,166	16.9%	573,004	15.2%
Impairment and restructuring charges	17,328	0.4%	13,056	0.3%
Operating income	167,042	3.8%	261,457	6.9%
Interest expense, net	70,818	1.6%	79,034	2.1%
Other (income) expense	(34,887)	(0.8)%	40,122	1.1%
Income before taxes, equity earnings and discontinued operations	131,111	3.0%	142,301	3.8%
Income tax (benefit) expense	(10,058)	(0.2)%	137,818	3.7%
Income from continuing operations, net of tax	141,169	3.2%	4,483	0.1%
Equity earnings of non-consolidated entities	738	—%	3,639	0.1%
Net income	$141,907	3.3%	$8,122	0.2%
Consolidated Results
Net Revenues—Net revenues increased $583.1 million, or 15.5%, to $4,346.8 million in the year ended December 31, 2018 from $3,763.7 million in the year ended December 31, 2017. The increase was due to a 15% contribution from recent acquisitions and a 1% increase in core revenue growth. Core growth included a 2% increase in price, partially offset by a 1% decrease in volume.
Gross Margin—Gross margin increased $71.0 million, or 8.4%, to $918.5 million in the year ended December 31, 2018 from $847.5 million in the year ended December 31, 2017. Gross margin as a percentage of net revenues was 21.1% in the year ended December 31, 2018 and 22.5% in the year ended December 31, 2017. The increase in gross margin was due to favorable pricing and contribution from our recent acquisitions, partially offset by material and freight inflation. The decrease in gross margin as a percentage of sales was due primarily to the dilutive impact of our acquisitions, material and freight inflation, and operational inefficiencies due to lower volumes and favorable mix, partially offset by price.
SG&A Expense—SG&A expense increased $161.2 million, or 28.1%, to $734.2 million in the year ended December 31, 2018 from $573.0 million in the year ended December 31, 2017. SG&A expense as a percentage of net revenues was 16.9% for the year ended December 31, 2018 and 15.2% for the year ended December 31, 2017. The increase in SG&A expense was primarily due to a litigation contingency accrual of $76.5 million, SG&A associated with our acquisitions, and increased professional fees. Excluding the impact of the litigation contingency accrual and SGA associated with our acquisitions, SG&A would have been $589.7 million or 15.3% of net revenues on a comparative basis to 2017.
Impairment and Restructuring Charges—Impairment and restructuring charges increased $4.3 million, or 32.7%, to $17.3 million in the year ended December 31, 2018 from $13.1 million in the year ended December 31, 2017. The 2018 charges consisted primarily of personnel restructuring costs in our North America, Europe and Australasia segments as well as plant consolidations in our North America and Australasia segments. The 2017 charges consisted primarily of a reduction in workforce in our North American segment as well as ongoing restructuring costs in our Europe segment.

Interest Expense, Net—Interest expense, net decreased $8.2 million, or 10.4%, to an expense of $70.8 million in the year ended December 31, 2018 from an expense of $79.0 million in the year ended December 31, 2017. The decrease was primarily due to additional interest expense incurred in 2017 resulting from the write-offs of a portion of the unamortized debt issuance costs and original issue discount totaling approximately $6.1 million in connection with the repayment of $375.0 million of outstanding term loans with proceeds from our IPO and higher pre-IPO debt levels.
Other (Income) Expense – Other (income) expense increased $75.0 million, to income of $34.9 million in the year ended December 31, 2018 from expense of $40.1 million in the year ended December 31, 2017. The Other income in the year ended December 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, foreign currency gains of $11.3 million, and legal settlement income of $7.5 million, partially offset by pension expense of $7.0 million. Other expense in the year ended December 31, 2017 primarily consisted of a loss on extinguishment of debt of $23.3 million associated with our Term Loan, pension expense of $12.6 million, and foreign currency losses of $11.4 million, partially offset by a beneficial contract settlement of $2.2 million and legal settlement income of $2.5 million.
Income Taxes – Income tax benefit in the year ended December 31, 2018 was $10.1 million, compared to an expense of $137.8 million in the year ended December 31, 2017. The effective tax rate in the year ended December 31, 2018 was a benefit of 7.7% compared to an expense of 96.8% in the year ended December 31, 2017. The 2018 tax benefit of $10.1 million was primarily due to the $40.2 million of deferred tax benefit related to finalizing our provisional estimates connected to the Tax Act, $19.6 million of deferred tax benefit related to the Steves’ litigation, and $10.2 million of benefit related to our investment in ABS, offset by tax expense of $5.4 million for a net increase to uncertain tax positions including interest, as well as tax expense associated with strong business results of our foreign subsidiaries such as Australia, Canada, and UK. The effective tax rate for the year ended December 31, 2018 includes the impact of the new GILTI tax. As discussed above, we have elected to account for the impact of GILTI in the period in which it is incurred.
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

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Year Ended
(amounts in thousands)	December 31, 2019	December 31, 2018
Net revenues from external customers			% Variance
North America	$2,534,336	$2,461,633	3.0%
Europe	1,178,441	1,215,299	(3.0)%
Australasia	576,984	669,915	(13.9)%
Total Consolidated	$4,289,761	$4,346,847	(1.3)%
Percentage of total consolidated net revenues
North America	59.1%	56.6%
Europe	27.5%	28.0%
Australasia	13.4%	15.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$267,335	$279,526	(4.4)%
Europe	116,193	122,810	(5.4)%
Australasia	74,484	90,885	(18.0)%
Corporate and unallocated costs	(42,974)	(34,003)	26.4%
Total Consolidated	$415,038	$459,218	(9.6)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.5%	11.4%
Europe	9.9%	10.1%
Australasia	12.9%	13.6%
Total Consolidated	9.7%	10.6%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 18 - Segment Information in our consolidated financial statements.

North America
Net revenues in North America increased $72.7 million, or 3.0%, to $2,534.3 million in the year ended December 31, 2019 from $2,461.6 million in the year ended December 31, 2018. The increase was primarily due to a 5% increase attributable to the acquisitions of ABS and VPI, partially offset by a 2% decrease in core revenues. Core revenue decline included a 5% decrease in volume/mix, offset by a 3% increase in price.
Adjusted EBITDA in North America decreased $12.2 million, or 4.4%, to $267.3 million in the year ended December 31, 2019 from $279.5 million in the year ended December 31, 2018. The decrease was primarily due to lower core volumes, the non-recurrence of proceeds of a 2018 legal settlement of $7.5 million, and increased costs related to operating inefficiencies, partially offset by favorable pricing and the contributions from our ABS and VPI acquisitions.
Europe
Net revenues in Europe decreased $36.9 million, or 3.0%, to $1,178.4 million in the year ended December 31, 2019 from $1,215.3 million in the year ended December 31, 2018. The decrease was primarily due to an unfavorable foreign exchange impact of 6%, partially offset by a 2% increase attributable to the acquisition of Domoferm and core revenue growth of 1%, which included a 2% increase in price offset by a decrease in volume/mix.
Adjusted EBITDA in Europe decreased $6.6 million, or 5.4%, to $116.2 million in the year ended December 31, 2019 from $122.8 million in the year ended December 31, 2018. The decrease was primarily due to the impact of unfavorable foreign exchange, unfavorable revenue mix, and higher SG&A costs, partially offset by improved productivity and favorable pricing.
Australasia
Net revenues in Australasia decreased $92.9 million, or 13.9%, to $577.0 million in the year ended December 31, 2019 from $669.9 million in the year ended December 31, 2018. The decrease was due primarily to a decrease in core revenues of 10% and unfavorable foreign exchange rates of 6%, partially offset by a 2% increase attributable to the acquisition of A&L.

Adjusted EBITDA in Australasia decreased $16.4 million, or 18.0%, to $74.5 million in the year ended December 31, 2019 from $90.9 million in the year ended December 31, 2018. The decrease was primarily due to lower volumes from market headwinds and unfavorable mix, partially offset by improved productivity and reduced SG&A.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Year Ended
(dollars in thousands)	December 31, 2018	December 31, 2017
Net revenues from external customers			% Variance
North America	$2,461,633	$2,157,898	14.1%
Europe	1,215,299	1,042,767	16.5%
Australasia	669,915	563,084	19.0%
Total Consolidated	$4,346,847	$3,763,749	15.5%
Percentage of total consolidated net revenues
North America	56.6%	57.3%
Europe	28.0%	27.7%
Australasia	15.4%	15.0%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$279,526	$273,192	2.3%
Europe	122,810	131,200	-6.4%
Australasia	90,885	74,386	22.2%
Corporate and Unallocated costs	(34,003)	(43,616)	-22.0%
Total Consolidated	$459,218	$435,162	5.5%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.4%	12.7%
Europe	10.1%	12.6%
Australasia	13.6%	13.2%
Total Consolidated	10.6%	11.6%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 18 - Segment Information in our consolidated financial statements.

North America
Net revenues in North America increased $303.7 million, or 14.1%, to $2,461.6 million in the year ended December 31, 2018 from $2,157.9 million in the year ended December 31, 2017. The increase was primarily due to a 14% increase attributable to the acquisitions of MMI Door and ABS.
Adjusted EBITDA in North America increased $6.3 million, or 2.3%, to $279.5 million in the year ended December 31, 2018 from $273.2 million in the year ended December 31, 2017. The increase was primarily due to the MMI Door and ABS acquisitions partially offset by the impact of a lag in pricing to offset inflation in material and freight and lower core volumes and mix shift to lower margin products.
Europe
Net revenues in Europe increased $172.5 million, or 16.5%, to $1,215.3 million in the year ended December 31, 2018 from $1,042.8 million in the year ended December 31, 2017. The increase was primarily due to a 13% increase attributable to the acquisitions of Mattiovi and Domoferm, core revenue growth of 1%, and a favorable foreign exchange impact of 3%.
Adjusted EBITDA in Europe decreased $8.4 million, or 6.4%, to $122.8 million in the year ended December 31, 2018 from $131.2 million in the year ended December 31, 2017. The decrease was primarily due to inflation, unfavorable product mix, partially offset by favorable pricing and our acquisitions of Mattiovi and Domoferm.

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
Adjusted EBITDA in Australasia increased $16.5 million, or 22.2%, to $90.9 million in the year ended December 31, 2018 from $74.4 million in the year ended December 31, 2017. The increase in Adjusted EBITDA was primarily due to the acquisitions of Kolder and A&L and pricing initiatives, partially offset by material inflation.
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
As of December 31, 2019, we had total liquidity (a non-GAAP measure) of $554.5 million, which included $226.0 million in unrestricted cash, $313.1 million available for borrowing under the ABL Facility, and AUD 21.9 million ($15.4 million USD) available for borrowing under the Australia Senior Secured Credit Facility. This compares to total liquidity of $380.2 million as of December 31, 2018. The increase was primarily due to higher unrestricted cash balances and increased revolving credit facility availability deriving from the repayment of ABL Facility borrowings with proceeds from an incremental Term Loan facility borrowing transacted in September 2019, partially offset by the expiration of the Euro Revolving Credit Facility.
As of December 31, 2019, our cash balances, including $3.9 million of restricted cash, consisted of $54.7 million in the U.S. and $175.2 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $10.7 million for the year ended December 31, 2019. A 1.0% increase in interest rates would have increased our interest expense by $11.0 million for the same period. The impact of these hypothetical changes would have been partially mitigated by interest rate caps and the floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In December 2017, we issued $800.0 million of unsecured Senior Notes, repriced and amended the Term Loan Facility, and repaid $787.4 million of outstanding term loan borrowings with the net proceeds from the Senior Notes. The December 2017 refinancing transactions reduced our overall interest rates and modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the Term Loan Facility. In December 2018, we amended the ABL Facility, providing for a $100.0 million increase in the U.S. revolving credit commitments. In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which do not have a financial impact.
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
As of December 31, 2019, we were in compliance with the terms of all of our Credit Facilities.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See Note 15 - Long-Term Debt in our consolidated financial statements for additional details.
Factoring arrangements
Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $74.5 million and $56.3 million for the year ended December 31, 2019 and December 31, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs and was $0.5 million and $0.4 million for the year ended December 31, 2019 and December 31, 2018, respectively.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended
(amounts in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Cash provided by (used in):
Operating activities	$302,709	$219,653	$265,793
Investing activities	(184,948)	(284,141)	(189,793)
Financing activities	(6,411)	(67,475)	64,090
Effect of changes in exchange rates on cash and cash equivalents	903	(6,648)	12,692
Net change in cash and cash equivalents	$112,253	$(138,611)	$152,782

Cash Flow from Operations
Net cash provided by operating activities increased $83.1 million to $302.7 million in the year ended December 31, 2019 from $219.7 million in net cash provided by operating activities in the year ended December 31, 2018. The increase in cash provided by operating activities was due primarily to improvement in working capital as a result of optimization of vendor payment terms, lower inventory balances due to reduced core revenue volumes, and reduced cash taxes.
Net cash provided by operating activities decreased $46.1 million to $219.7 million in the year ended December 31, 2018 from $265.8 million in the year ended December 31, 2017. The decrease in cash provided by operating activities resulted primarily from increased accounts receivable due to increased sales volume and changes in terms with customers, increases in inventory associated with our recent acquisitions and stock build program and to ensure adequate raw material availability, and a decrease in accounts payable.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $99.2 million to $184.9 million in the year ended December 31, 2019 from $284.1 million in the year ended December 31, 2018. The decrease was primarily due to a decrease in the cash used for acquisitions.
Net cash used in investing activities increased $94.3 million to $284.1 million in the year ended December 31,
2018 from $189.8 million in the year ended December 31, 2017. The increase was primarily due to cash used for acquisitions and capital expenditures compared to the prior year.

Cash Flow from Financing Activities
Net cash used in financing activities was $6.4 million in the year ended December 31, 2019 and was comprised primarily of repurchases of our Common Stock of $20.0 million, offset by increased borrowings of $13.1 million.
Net cash used in financing activities was $67.5 million in the year ended December 31, 2018 and comprised primarily of repurchases of our Common Stock of $125.0 million and payments to tax authorities of $9.5 million, offset by increased borrowings of $70.5 million.
Net cash provided by financing activities was $64.1 million in the year ended December 31, 2017 and was comprised primarily of proceeds from the IPO of $480.3 million, of which $375.0 million of proceeds were used to partially repay outstanding debt.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of December 31, 2019 was $551.3 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,513,272	$64,562	$42,864	$587,754	$818,092
Finance lease obligations	4,504	1,451	1,926	1,127	—
Operating lease obligations	246,581	53,894	79,799	53,644	59,244
Purchase obligations(2)	12,949	8,977	2,964	950	58
Interest on long-term debt obligations(3)	386,086	63,171	123,946	119,582	79,387
Totals:	$2,163,392	$192,055	$251,499	$763,057	$956,781
____________________________

(1)
Not included in the table above are our unfunded pension liabilities totaling $113.5 million and uncertain tax position liabilities of $20.2 million as of December 31, 2019, for which the timing of payment is unknown.

(2)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction. The obligations reflected in the table relates primarily to raw materials purchase agreements, costs associated with enterprise solutions implementations, sales and marketing, and software hosting services.

(3)	Interest on long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2019, taking into account scheduled maturities and amortization payments.

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
Acquisitions
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the fair value of the acquired assets exceeds the purchase price the difference is recorded as a bargain purchase in other income (expense). Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the comparative consolidated financial statements in the period in which the adjustment amount will be determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions.
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
Inventories
Inventories are valued at the lower of cost or market or net realizable value and are determined by the FIFO or average cost methods. We record provisions to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to evaluate historical inventory usage and future production needs. Accelerating the disposal process or incorrect estimates may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Intangible Assets
Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives that typically range from 1 to 40 years. The lives of definite lived intangible assets are reviewed and reduced if necessary, whenever changes in their planned use occur. Legal and registration costs related to internally developed patents and trademarks are capitalized and amortized over the lesser of their expected useful life or the legal patent life. We review the carrying value of intangible assets to assess their recoverability when facts and circumstances indicate that the carrying value may not be recoverable.
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
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates of our future revenue and terminal growth rates, profit margins, and cost of capital. Our judgments with respect to these metrics are based on historical experience, current trends, consultations with external specialists, and other information. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
As of December 31, 2019, the fair value of our North America, Europe and Australasia reporting units would have to decline by approximately 42%, 33% and 40%, respectively, to be considered for potential impairment.

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
The Tax Act passed in December 2017 had significant effects on our financial statements. In accordance with Staff Accounting Bulletin No.118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for all the enactment-date income tax effects of the Tax Act and recorded any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to account for the impact of GILTI in the period in which it is incurred.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2019 and December 31, 2018. We recorded a non-current U.S. receivable of $0.8 million at December 31, 2018 related to the one-time deemed repatriation tax liability, which is included in other assets in the accompanying consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2019. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations.
Derivative Financial Instruments
We utilize derivative financial instruments to manage foreign currency exposures related to subsidiaries that operate outside the U.S. and use their local currency as the functional currency. We record all derivative instruments in the consolidated balance sheets at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the derivative. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in consolidated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings. At the inception of a fair value or cash flow hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, we assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized in our consolidated statements of operations.

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
Share-based Compensation Plan
We have share-based compensation plans that provide for compensation to employees through various grants of share-based instruments. We apply the fair value method of accounting using the Black-Scholes option pricing model to determine the compensation expense for stock appreciation rights. The compensation expense for RSU awarded is based on the fair value of the RSU at the date of grant. Compensation expense is recorded in the consolidated statements of operations and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, estimated risk-free rate, and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate. For stock options granted, we prepare the valuations with the assistance of a third-party valuation firm, utilizing approaches and methodologies consistent with the AICPA Practice Aid.
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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 3.31% at December 31, 2019 from 4.27% at December 31, 2018. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2019 by approximately $14.6 million and would increase estimated fiscal year 2019 expense by approximately $1.5 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2019 by approximately $13.8 million and would decrease estimated fiscal year 2019 expense by approximately $1.3 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would have decreased or increased, respectively, 2019 net periodic pension expense by approximately $3.5 million.
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
Exchange Rate Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts and hedges to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts, with a total notional amount of $91.6 million as of December 31, 2019, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $29.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $116.5 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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
Interest Rate Risk
We are subject to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate derivatives, such as interest rate swaps or caps when we deem it to be appropriate. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would primarily be based on the difference between outstanding variable rate debt and the notional amount of any interest rate derivatives that are in-the-money. We assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations as well as any offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.
The U.K’s Financial Conduct Authority has announced the intent to phase out the use of LIBOR by the end of 2021. Prior to LIBOR being discontinued, we will need to renegotiate the terms of certain of our credit agreements which reference LIBOR as a benchmark in determining the interest rate. As a result, we may incur incremental interest expense depending on the new standard determined. The potential effect of any such event on our cost of capital cannot yet be determined and we are still assessing the impact on our consolidated financial condition, results of operations, and cash flows.
Raw Materials Risk
Our major raw materials include glass, vinyl extrusions, aluminum, steel, wood, hardware, adhesives, and packaging. Prices of these commodities can fluctuate significantly in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, there is no assurance that we can maintain margins in an environment of rising commodity prices. See Item 1A- Risk Factors - Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations and we may be unable to pass along to our customers the effects of any price increases.
We have not historically used derivatives or similar instruments to hedge commodity price fluctuations. We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
Item 8 - Financial Statements
See Index to Consolidated Financial Statement beginning on page F-1 of the Form 10-K.
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A - Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 because of the material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weaknesses identified below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, management determined that we did not maintain a sufficient complement of personnel in our Europe operations with the appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements to allow for the consistent execution of control activities. Further, monitoring controls maintained at the Europe operations and corporate levels did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting. These material weaknesses contributed to the following additional material weaknesses in that we did not design and maintain effective controls within certain of our Europe operations related to the review and approval of customer pricing, the review and approval of manual journal entries, and the reconciliation of subsidiary ledger financial information used in the consolidated financial statements. Specifically, we did not design and maintain controls to ensure (i) the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements; (ii) that journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry; and (iii) the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.
These material weaknesses resulted in the revision of the Company’s consolidated financial statements for the years ended December 31, 2016, 2017 and 2018 and each of the interim periods of 2018 and the first quarter of 2019. Additionally, these material weaknesses could result in a misstatement of substantially all account balances or disclosures within the European operations that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management has excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2019 certain elements of the internal control over financial reporting of VPI Quality Windows, Inc., which is a wholly-owned subsidiary of the Company that was acquired by the Company in 2019. Subsequent to the acquisition of each entity, certain elements of the acquired business’s internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired business’s internal control over financial reporting that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The excluded elements represent approximately 0.6% of consolidated total assets and 1.1% of consolidated net revenues as of and for the year ended December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".
Remediation Plan for Previously Identified Material Weaknesses as of December 31, 2019
In order to address the material weaknesses described in the Company’s 2018 Annual Report on Form 10-K, the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses identified above. The remediation plan includes the following:

•
Enhance and supplement the finance team in Europe by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;

•	Enhance the tone, communication and overall awareness of the importance of internal control over financial reporting from executive management;

•	Evaluate corporate and segment monitoring controls to ensure they are designed and operating at the appropriate level of precision required to support risk mitigation;

•	Implement enhancements to the design of our customer pricing controls in Europe;

•	Implement enhancements to the design of our journal entry controls in Europe;

•	Implement enhancements to the design of our controls related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements;

•	Strengthen procedures and set guidelines for documentation of controls throughout our domestic and international locations for consistency of application;

•	Institute additional training programs that occur on a regular basis related to internal control over financial reporting for our world-wide finance and accounting personnel.

During the period ended December 31, 2019, we executed the remediation plan above by:

•
hiring additional personnel in Europe with knowledge and experience in internal control over financial reporting; however, due to contractual notice periods within Europe (typically three to six months), many of the individuals retained were not available until the fourth quarter of 2019;

•
conducted quarterly in-person training sessions on internal controls over financial reporting, monitoring controls, complex accounting topics, account reconciliations and journal entry controls in Europe;

•
implemented enhancements to closing processes that included the centralization of certain tasks, development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting; and

•	developed a global accounting manual to provide guidance on critical accounting policies and procedural outlines for their implementation.
Based on the actions taken to date, while management believes that it now has the requisite personnel to consistently operate the controls as designed, additional controls may need to be designed and implemented as part of the remediation plan, especially with respect to pricing. Additionally, for controls that were newly designed and implemented in 2019, management determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively. Accordingly, the material weaknesses described have not been remediated as of December 31, 2019.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above under the caption "Remediation Plan for Previously Identified Material Weaknesses," there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information
The Company is committed to effective corporate governance that is informed by our stockholders and promotes the long-term interests of our stockholders. In response to the feedback we have received in connection with our ongoing stockholder engagement efforts and after careful consideration, our Board of Directors has approved certain corporate governance enhancements and is recommending to our stockholders for approval at our 2020 Annual Meeting of Stockholders certain amendments to our Restated Certificate of Incorporation and Amended and Restated Bylaws. The enhancements include amendments to declassify our Board of Directors, which will result in one-year terms for all directors and will be phased in over the next two years, and to eliminate all supermajority voting provisions. In addition, the Board of Directors is recommending amendments to our stockholders that would establish new stockholder rights to call a special meeting and to take action by written consent. These items will be discussed in more detail under the section “Proposals to be Voted on at the Annual Meeting” in our Proxy Statement.
In connection with the proposed corporate governance enhancements to be voted on at the 2020 Annual Meeting of Stockholders, the Company entered into a Letter Agreement with Onex Partners Management LP (“Onex Partners”) on February 19, 2020. Under the Letter Agreement, Onex Partners has agreed to vote all shares of our Common Stock beneficially owned by any of the Onex Entities (as defined in the Letter Agreement) in favor of our proposed corporate governance enhancements at the 2020 Annual Meeting of Stockholders and, if necessary, at the Company’s 2021 Annual Meeting of Stockholders. In exchange, the Company will nominate for election to the Board of Directors at any annual or special meeting at which the election of directors is an item of business (i) two qualified persons designated by Onex Partners for so long as Onex Entities beneficially own and have a pecuniary interest in at least twenty percent (20%) of our Common Stock and (ii) one qualified person designated by Onex Partners for so long as the Onex Entities beneficially own and have a pecuniary interest in less than twenty percent (20%) but greater than twelve and a half percent (12.5%) of our Common Stock. Onex Partners and its affiliates owned approximately 32.6% of our outstanding shares of Common Stock as of December 31, 2019, and two of our current directors are affiliates of Onex Partners, fulfilling the terms of the Letter Agreement, and neither are subject to election at the 2020 Annual Meeting of Stockholders.
The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by the full text of the Letter Agreement, the form of which is filed as Exhibit 10.38 to this 10-K and is incorporated by reference herein.
On February 20, 2020, Laura W. Doerre notified the Company that she intends to resign as Executive Vice President, General Counsel and Chief Compliance Officer, effective March 4, 2020. Ms. Doerre’s resignation is not the result of any disagreement with the Company regarding its operations, policies or practices.

Item 10 - Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers”. The other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be held on May 7, 2020, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).

Item 11 - Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,583,077(2)	$19.55	4,198,034(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,583,077	$19.55	4,198,034

(1)	Excludes RSUs and PSUs, which have no exercise price.

(2)	Consists of shares underlying 2,832,799 stock options, 1,239,505 RSUs, and 510,773 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

(3)	Number of securities remaining for future issuances includes only shares available under the 2017 Omnibus Equity Plan.

The other information required by this item is incorporated by reference to the Proxy Statement.
Item 13 - Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Proxy Statement.
Item 14 - Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of JELD-WEN Holding, Inc., filed February 1, 2017.	8-K	001-38000	3.1	February 3, 2017
3.2	Amended and Restated Bylaws of JELD-WEN Holding, Inc.	S-1/A	333-211761	3.4	January 5, 2017
4.1*	Description of Securities.
4.2	Specimen Common Stock Certificate of JELD-WEN Holding Inc.	S-1/A	333-211761	4.1	January 5, 2017
4.3	Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated January 24, 2017.	10-K	001-38000	4.2	March 3, 2017
4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated May 12, 2017.	S-1	333-221538	4.3	May 15, 2017
4.5	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated November 12, 2017.	S-1	333-221538	4.4	November 13, 2017
4.6	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including for of Note).	8-K	001-38000	4.1	December 14, 2017
4.7	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.8	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.9	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.10	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.11	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.12	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.13	Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto, dated August 30, 2012.	S-1/A	333-211761	10.3	December 16, 2016
10.14	Amendment to Stock Purchase Agreements, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated April 3, 2013.	S-1/A	333-211761	10.3.1	December 16, 2016
10.15	Amendment to Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.3.2	December 16, 2016
10.16	Form of Joinder to Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto.	S-1/A	333-211761	10.3.3	December 16, 2016
10.17	Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC and 1597257 Ontario Inc., dated July 29, 2011.	S-1/A	333-211761	10.4	December 16, 2016
10.18	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated September 1, 2011.	S-1/A	333-211761	10.4.1	December 16, 2016
10.19	Amendment to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.4.2	December 16, 2016
10.20+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.21+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016
10.23+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.9	December 16, 2016
10.24+	Management Employment Agreement, by and between JELD-WEN Holding, Inc., JELD-WEN, Inc. and Laura Doerre, dated September 6, 2016.	S-1/A	333-211761	10.15	January 5, 2017
10.25+	Letter Agreement, by and between JELD-WEN, Inc. and Laura Doerre, dated July 25, 2016.	S-1/A	333-211761	10.15.1	January 5, 2017
10.26+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.17	January 5, 2017
10.27+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.18	January 5, 2017
10.28+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-K	001-38000	10.37	March 6, 2018
10.29+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	S-1/A	333-211761	10.19	January 5, 2017
10.30+	Amendment to Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.38	March 6, 2018
10.31+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.39	March 6, 2018
10.32+	JELD-WEN Holding, Inc. 2017 Management Incentive Plan.	S-1/A	333-211761	10.20	January 5, 2017
10.33+	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholders party thereto, dated January 24, 2017.	10-K	001-38000	10.36	March 6, 2018
10.34+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.35+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of John Linker, Laura W. Doerre, Mark A. Beck, and L. Brooks Mallard, effective August 7, 2017 and October 1, 2018.	10-K	001-38000	10.38	March 1, 2019
10.36+	Executive Employment Agreement, by and between JELD-WEN UK Limited and Peter Maxwell, dated February 1, 2018.	10-K	001-38000	10.39	March 1, 2019
10.37+	Executive Employment Agreement between JELD-WEN Australia Pty Ltd and Perter Farmakis, dated March 1, 2018.	10-K	001-38000	10.40	March 1, 2019
10.38*	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholder party thereto, dated February 19, 2020.
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.
Item 16 - Form 10-K Summary.

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: February 24, 2020

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

Signature	Title	Date

/s/ Gary S. Michel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
Gary S. Michel
/s/ John Linker	Chief Financial Officer (Principal Financial Officer)	February 24, 2020
John Linker
/s/ Scott Vining	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020
Scott Vining
/s/ Matthew Ross	Chairman	February 24, 2020
Matthew Ross
/s/ Roderick C. Wendt	Vice Chairman	February 24, 2020
Roderick C. Wendt
/s/ William Banholzer	Director	February 24, 2020
William Banholzer
/s/ Martha Byorum	Director	February 24, 2020
Martha (Stormy) Byorum
/s/ Greg G. Maxwell	Director	February 24, 2020
Greg G. Maxwell

Signature	Title	Date
/s/ Anthony Munk	Director	February 24, 2020
Anthony Munk
/s/ Suzanne Stefany	Director	February 24, 2020
Suzanne Stefany
/s/ Bruce Taten	Director	February 24, 2020
Bruce Taten
/s/ Steven E. Wynne	Director	February 24, 2020
Steven E. Wynne

Index to Financial Statement Schedules

Schedule I - Parent Company Information as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017	F-64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (1) the ineffective control environment in its Europe operations due to a lack of a sufficient complement of personnel with the appropriate level of knowledge, experience and training, (2) ineffective monitoring controls at the Europe operations and corporate levels as they did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities, (3) a lack of controls designed and maintained at certain European locations to ensure the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements, (4) a lack of controls designed and maintained at certain European locations to ensure journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry, and (5) a lack of controls designed and maintained at certain European locations to ensure the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of VPI Quality Windows, Inc. from its assessment of the Company’s internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. Subsequent to the acquisition, certain elements of VPI Quality Windows, Inc.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. We have also excluded these elements of the internal control over financial reporting of VPI Quality Windows, Inc. from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 0.6% of consolidated total assets and 1.1% of the consolidated net revenues as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $602.5 million as of December 31, 2019. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Fair value of the reporting units is determined by management using a discounted cash flow model. Management’s cash flow projections included significant judgments and assumptions relating to future revenue and terminal growth rates, profit margins, and the cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including future revenue and terminal growth rates, profit margins, and the cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of significant assumptions used by management, including future revenue and terminal growth rates, profit margins, and the cost of capital. Evaluating management’s assumptions related to future revenue and terminal growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the cost of capital.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 24, 2020

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2019	2018	2017
Net revenues	$4,289,761	$4,346,847	$3,763,749
Cost of sales	3,417,222	3,428,311	2,916,232
Gross margin	872,539	918,536	847,517
Selling, general and administrative	660,574	734,166	573,004
Impairment and restructuring charges	21,551	17,328	13,056
Operating income	190,414	167,042	261,457
Interest expense, net	71,778	70,818	79,034
Other (income) expense	(1,409)	(34,887)	40,122
Income before taxes and equity earnings	120,045	131,111	142,301
Income tax expense (benefit)	57,074	(10,058)	137,818
Income from continuing operations, net of tax	62,971	141,169	4,483
Equity earnings of non-consolidated entities	—	738	3,639
Net income	$62,971	$141,907	$8,122
Convertible preferred stock dividends	—	—	10,462
Net income (loss) attributable to common shareholders	$62,971	$141,907	$(2,340)

Weighted average common shares outstanding:
Basic	100,618,105	104,530,572	97,460,676
Diluted	101,464,325	106,360,657	97,460,676
Net income per share
Basic	$0.63	$1.36	$(0.02)
Diluted	$0.62	$1.33	$(0.02)

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Net income	$62,971	$141,907	$8,122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $0, ($1,892), and $0, respectively	(15,335)	(65,185)	88,788
Interest rate hedge adjustments, net of tax (benefit) expense of ($4,831), ($538), and $5,001, respectively	6,173	2,636	4,486
Defined benefit pension plans, net of tax (benefit) expense of $1,152, $4,214, and $5,357, respectively	2,692	12,237	9,415
	(6,470)	(50,312)	102,689
Comprehensive income	$56,501	$91,595	$110,811

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$225,962	$116,991
Restricted cash	3,914	632
Accounts receivable, net	469,762	471,843
Inventories	505,078	508,499
Other current assets	38,562	48,674
Total current assets	1,243,278	1,146,639
Property and equipment, net	864,375	843,403
Deferred tax assets	183,837	209,062
Goodwill	602,500	585,942
Intangible assets, net	250,327	225,553
Operating lease assets, net	202,053	—
Other assets	34,962	36,926
Total assets	$3,381,332	$3,047,525
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$294,951	$249,978
Accrued payroll and benefits	109,386	115,018
Accrued expenses and other current liabilities	298,603	252,310
Current maturities of long-term debt	65,846	54,930
Total current liabilities	768,786	672,236
Long-term debt	1,451,526	1,422,962
Unfunded pension liability	107,937	107,522
Operating lease liability	164,026	—
Deferred credits and other liabilities	67,682	72,693
Deferred tax liabilities	9,288	10,478
Total liabilities	2,569,245	2,285,891
Commitments and contingencies (Note 28)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019; 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018	1,007	1,013
Additional paid-in capital	671,772	658,593
Retained earnings	290,583	246,833
Accumulated other comprehensive loss	(151,275)	(144,805)
Total shareholders’ equity	812,087	761,634
Total liabilities and shareholders’ equity	$3,381,332	$3,047,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2019		December 31, 2018		December 31, 2017
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	101,310,862	$1,013	105,990,483	$1,060	17,894,393	$178
Shares issued for exercise/vesting of share-based compensation awards	645,957	7	907,068	9	2,047,668	21
Shares repurchased	(1,192,419)	(12)	(5,287,964)	(53)	(2,266)	—
Shares issued upon conversion of Class B-1 Common Stock	—	—	—	—	309,404	3
Shares issued upon conversion of convertible preferred stock to Common Stock	—	—	—	—	64,211,172	642
Shares surrendered for tax obligations for employee share-based transactions	(96,397)	(1)	(298,725)	(3)	(742,615)	(7)
Shares issued in initial public offering	—	—	—	—	22,272,727	223
Balance at period end	100,668,003	$1,007	101,310,862	$1,013	105,990,483	$1,060
Class B-1 Common Stock
Balance as of January 1	—	—	—	—	177,221	2
Class B-1 Common Stock converted to common	—	—	—	—	(177,221)	(2)
Balance at period end	—	—	—	—	—	—
Balance at period end		$1,007		$1,013		$1,060
Additional paid-in capital
Balance at beginning of period		$659,241		$653,327		$37,205
Shares issued for exercise/vesting of share-based compensation awards		1,970		192		1,008
Shares repurchased		—		—		(183)
Shares surrendered for tax obligations for employee share-based transactions		(1,956)		(8,887)		(25,897)
Conversion of convertible preferred stock		—		—		150,901
Initial public offering proceeds, net of underwriting fees and commissions		—		—		480,306
Costs associated with initial public offering		—		—		(7,923)
Amortization of share-based compensation		13,190		14,609		17,910
Balance at period end		672,445		659,241		653,327
Employee stock notes
Balance at beginning of period		(648)		(661)		(843)
Net issuances, payments and accrued interest on notes		(25)		13		182
Balance at period end		(673)		(648)		(661)
Balance at period end		$671,772		$658,593		$652,666

(continued on next page)

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

Retained earnings
Balance at beginning of period	$246,833	$229,903	$221,146
Share repurchased	(19,982)	(124,977)	—
Adoption of new accounting standard ASU No. 2016-02	761	—	—
Adoption of new accounting standard ASU 2016-09	—	—	635
Net income	62,971	141,907	8,122
Balance at period end	$290,583	$246,833	$229,903
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(144,805)	$(94,493)	$(197,182)
Foreign currency adjustments	(15,335)	(65,185)	88,788
Unrealized gain on interest rate hedges	6,173	2,636	4,486
Net actuarial pension gain	2,692	12,237	9,415
Balance at period end	$(151,275)	$(144,805)	$(94,493)

Total shareholders’ equity at period end	$812,087	$761,634	$789,136

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$62,971	$141,907	$8,122
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	133,969	125,100	111,273
Deferred income taxes	21,838	(35,804)	96,224
(Gain) loss on sale of business units, property and equipment	(1,377)	845	206
Adjustment to carrying value of assets	6,625	1,230	1,479
Equity earnings in non-consolidated entities	—	(738)	(3,639)
Amortization of deferred financing costs	1,971	2,107	9,422
Loss on extinguishment of debt	—	—	23,262
Non-cash gain on previously held shares of an equity investment	—	(20,767)	—
Stock-based compensation	13,315	15,052	19,785
Contributions to U.S. pension plan	(7,760)	(4,125)	(10,000)
Amortization of U.S. pension expense	8,919	9,314	12,680
Other items, net	(3,320)	2,263	(6,873)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,426	16,507	1,295
Inventories	4,190	(33,092)	(30,518)
Other assets	6,938	(18,966)	(5,673)
Accounts payable and accrued expenses	37,611	39,540	26,740
Change in short term and long-term tax liabilities	8,393	(20,720)	12,008
Net cash provided by operating activities	302,709	219,653	265,793
INVESTING ACTIVITIES
Purchases of property and equipment	(101,506)	(97,399)	(59,599)
Proceeds from sale of business units, property and equipment	8,632	1,973	2,713
Purchase of intangible assets	(34,686)	(21,301)	(3,450)
Purchases of businesses, net of cash acquired	(57,799)	(167,688)	(131,448)
Cash received for notes receivable	411	274	1,991
Net cash used in investing activities	(184,948)	(284,141)	(189,793)
FINANCING ACTIVITIES
Change in long-term debt	13,101	70,468	(389,665)
Payments of notes payable	—	—	(205)
Employee note repayments	—	39	26
Contingent consideration for acquisitions	—	(3,701)	—
Common stock issued for exercise of options	1,977	201	1,029
Common stock repurchased	(19,994)	(125,030)	—
Payments to tax authorities for employee share-based compensation	(1,495)	(9,452)	(25,335)
Proceeds from sale of common stock, net of underwriting fees and commissions	—	—	480,306
Payments associated with initial public offering	—	—	(2,066)
Net cash (used in) provided by financing activities	(6,411)	(67,475)	64,090
Effect of foreign currency exchange rates on cash	903	(6,648)	12,692
Net increase (decrease) in cash and cash equivalents	112,253	(138,611)	152,782
Cash, cash equivalents and restricted cash, beginning	117,623	256,234	103,452
Cash, cash equivalents and restricted cash, ending	$229,876	$117,623	$256,234
For further information see Note 30 - Supplemental Cash Flow.

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
Basis of Presentation – Certain prior year amounts have been reclassified to conform to current year presentation. The consolidated balance sheets, statements of operations and statements of cash flows have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 32 - Revision of Prior Period Financial Statements. We do not believe the errors corrected were material to our previously issued financial statements.
All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – On October 3, 2011, Onex invested $700.0 million in return for shares of our Series A Convertible Preferred Stock. Concurrent with the investment, Onex provided $171.0 million in the form of a convertible bridge loan due in April 2013. In October 2012, Onex invested an additional $49.8 million in return for additional shares of our Series A Convertible Preferred Stock to fund an acquisition. In April 2013, the $71.6 million outstanding balance of the convertible bridge loan was converted into additional shares of our Series A Convertible Preferred Stock. In March 2014, Onex purchased $65.8 million in common stock from another investor. As part of the IPO, Onex sold 6,477,273 shares of our Common Stock. In May 2017 and November 2017, Onex sold a total of 15,693,139 and 14,211,736 shares of our Common Stock, respectively, in secondary offerings. We did not receive any proceeds from the shares of Common Stock sold by Onex, in any offering. As of December 31, 2019, Onex owned approximately 32.6% of the outstanding shares of our Common Stock.
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

Share Repurchases – In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019. Share repurchases are recorded on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. During the years ended December 31, 2019 and December 31,
2018, we repurchased 1,192,419 and 5,287,964 shares, respectively, of our common stock for aggregate consideration of $20.0 million and $125.0 million, respectively.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of December 31, 2019, $175.0 million was remaining under the repurchase authorization.
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

Restricted Cash – Restricted cash consists primarily cash held in escrow due to timing and cash required to meet certain bank guarantees and projected self-insurance obligations. New funding is generated from employees’ portion of contributions and is added to the deposit account weekly as claims are paid.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors and contractors. As of December 31, 2019, one customer accounted for 17.6% of the consolidated accounts receivable balance. As of December 31, 2018, one customer accounted for 16.0% of the consolidated accounts receivable balance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of our customers, unusual macroeconomic conditions and historical experience. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has concluded.
Inventories – Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the first-in, first-out (“FIFO”) or average cost methods. We record provisions to write-down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to evaluate historical inventory usage and expected future production needs. Accelerating the disposal process or incorrect estimates may cause actual results to differ from the estimates at the time such inventory is disposed or sold. We classify certain inventories that are available for sale directly to external customers or used in the manufacturing of a finished good within raw materials.
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
Customer Displays – Customer displays include all costs to manufacture, ship and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 3 to 4 years. Related amortization is included in SG&A expense in the accompanying consolidated statements of operations and was $8.7 million in 2019, $9.0 million in 2018, and $8.6 million in 2017.
Cloud Computing Arrangements –We capitalize qualified cloud computing implementation costs associated with the application development stage and subsequently amortize these costs over the term of the hosting agreement and stated renewal period, if it is reasonably certain we will renew. Capitalized costs are included in other assets on the consolidated balance sheet and amortization is included in SG&A expense in the accompanying consolidated statement of operations.
Property and Equipment – Property and equipment are recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives. Replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. Upon sale or retirement of property or equipment, cost and related accumulated depreciation are removed from the accounts and any gain or loss is charged to income.
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

Intangible Assets –Intangible assets are accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized based on the pattern of economic benefit over the following estimated useful lives:

Trademarks and trade names	3 - 40 years
Software	1 - 15 years
Licenses and rights	2 - 14 years
Customer relationships	1 - 16 years
Patents	3 - 25 years

The lives of definite lived intangible assets are reviewed and reduced if necessary, whenever changes in their planned use occur. Legal and registration costs related to internally-developed patents and trademarks are capitalized and amortized over the lesser of their expected useful life or the legal patent life. Cost and accumulated amortization are removed from the accounts in the period that an intangible asset becomes fully amortized. The carrying value of intangible assets is reviewed by management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable. The recoverability test requires us to first compare undiscounted cash flows expected to be generated by that definite lived intangible asset or asset group to its carrying amount. If the carrying amounts of the definite lived intangible assets are not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques.
Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal years 2019, 2018 and 2017.
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
Leases – We lease certain warehouses, distribution centers, office space, land, vehicles and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in operating lease assets (“ROU assets”), net, accrued expense and other current liabilities and noncurrent operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt and long-term debt in our consolidated balance sheet.
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
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue and terminal growth rates, profit margins, and cost of capital. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill was not impaired in any years presented.
Deferred Revenue – We record deferred revenue when we collect pre-payments from customers for performance obligations we expect to fulfill through future performance of a service or delivery of a product. We classify our deferred revenue based on our estimate as to when we expect to satisfy the related performance obligations. Current deferred revenues are typically included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
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
Restructuring – Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs as required by the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from any business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statements of operations in the period in which the liability is incurred. When estimating the fair value of restructuring activities, assumptions are applied, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.
Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. We record all derivative instruments in the consolidated balance sheets at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the derivative. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in consolidated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings. At the inception of a fair value or cash flow hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, we assess both at inception of the fair value or cash flow hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized in our consolidated statements of operations.
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
Shipping and handling costs and the related expenses are reported as fulfillment revenues and expenses for all customers. Therefore, all shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 14 - Warranty Liability). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $40.0 million in 2019, $43.4 million in 2018 and $48.5 million in 2017.
Interest Expense and Extinguishment of Debt Costs – We record debt extinguishment costs separately from interest expense within other (income) expense in the consolidated statements of operations.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and accrued income taxes payable in the consolidated balance sheets. We recorded a non-current U.S. receivable of $0.8 million at December 31, 2018 related to the one-time deemed repatriation tax liability, which is included in other assets in the accompanying consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2019.
We record interest and penalties on amounts due to tax authorities as a component of income tax expense (benefit) in the consolidated statements of operations.
Contingent Liabilities – Contingent liabilities arising from claims, assessments, litigation, fines, penalties, and other sources require significant judgment in determining the probability of loss and the amount of the potential loss. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S. which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. See Note 29 - Employee Retirement and Pension Benefits.
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $74.5 million and $56.3 million for the year ended December 31, 2019 and December 31, 2018, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs and was $0.5 million and $0.4 million for the year ended December 31, 2019 and December 31, 2018, respectively.
Recently Adopted Accounting Standards – In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts with the requirement for capitalizing implementation costs incurred to develop or acquire internal-use-software. We early adopted this standard in the first quarter of 2019 on a prospective basis. The adoption did not have a material impact to the consolidated financial statements or related disclosures.
In June 2018, the FASB issued ASU No. 2018-07 - Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. We adopted this standard in the first quarter of 2019, and the adoption did not have an impact on our consolidated financial statements or related disclosures.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. In October 2018, the FASB issued ASU No. 2018-16, ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which adds the overnight index swap rate (OIS) based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. We adopted this standard in the first quarter of 2019, and it did not have an impact on our consolidated financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard in the first quarter of 2019 including the practical expedients outlined in ASU No. 2018-01, Leases (Topic 842) Land Easement Practical Expedient for transition to ASC 842, the additional transition method and election to combine lease and nonlease components for real estate leases outlined in ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, and the accounting policy election outlined in ASU No. 2018-20, Leases (Topic 842) Narrow-scope Improvements for Lessors. The adoption of the standard has had a significant impact on our consolidated balance sheet due to the recognition of approximately $200 million of lease liabilities with corresponding right-of-use assets for operating leases. Additionally, we recognized a $0.8 million cumulative effect adjustment credit, net of tax, to retained earnings. The adjustment to retained earnings was driven by a build-to-suit capital lease that transitioned to an operating lease under the new standard. The deferred tax impact on adoption was immaterial.
Recent Accounting Standards Not Yet Adopted – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, including, but not limited to, accounting relating to intraperiod tax allocations, deferred tax liabilities related to outside basis differences, and year to date losses in interim periods. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact of this ASU on our consolidated financial statements and disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and adds an impairment model that is based on expected losses rather than incurred losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to (Topic 326), Financial Instruments-Credit Losses, (Topic 815), Derivatives and Hedging, and (Topic 825), Financial Instruments, to clarify and address certain items related to the amendments of ASU No. 2016-13. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We have evaluated the impact of this ASU, which will primarily impact our allowance for doubtful accounts, and based on our analysis of customer historical credit and collections data and determined the impact is not expected to be material to our consolidated financial statements or disclosures.
Note 2. Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc (“VPI”). VPI is a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington and is a part of our North America segment.
The preliminary fair values of the assets and liabilities acquired of this acquisition are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Revised Preliminary Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$11,417	$(420)	$10,997
Inventories	2,555	(141)	2,414
Other current assets	261	40	301
Property and equipment	3,166	176	3,342
Identifiable intangible assets	17,702	5,735	23,437
Operating lease assets	3,739	—	3,739
Goodwill	26,553	(3,053)	23,500
Other assets	10	—	10
Total assets	$65,403	$2,337	$67,740
Accounts payable	2,629	—	2,629
Other current liabilities	1,875	522	2,397
Operating lease liability	3,413	—	3,413
Other liabilities	—	1,502	1,502
Total liabilities	$7,917	$2,024	$9,941
Purchase price:
Cash consideration, net of cash acquired	$57,486	$313	$57,799

The revised preliminary goodwill of $23.5 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over an estimated weighted average amortization period of 8 years. Total 2019 net revenues and net loss, excluding retention bonuses disclosed below, relating to VPI since the date of acquisition were $46.6 million and $0.8 million, respectively.
Acquisition-related costs are expensed as incurred and are included in selling, general and administrative expense in our accompanying consolidated statements of operations. We incurred acquisition-related costs of $0.4 million during the year ended December 31, 2019. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of purchase price. In 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related cost totaling $7.1 million, which are included in SG&A expense in our consolidated statements of operations for the year ended December 31, 2019.

During 2018, we completed four acquisitions. The fair values of the assets and liabilities acquired of the completed acquisitions are summarized below:

(amounts in thousands)	Preliminary Allocation	Measurement Period Adjustment	Final Allocation
Fair value of identifiable assets and liabilities:
Accounts receivable	$58,714	$(2,079)	$56,635
Inventories	97,305	(8,069)	89,236
Other current assets	14,910	(6,137)	8,773
Property and equipment	53,128	26,170	79,298
Identifiable intangible assets	70,057	(1,363)	68,694
Goodwill	64,950	(4,330)	60,620
Other assets	7,283	(3,528)	3,755
Total assets	$366,347	$664	$367,011
Accounts payable	29,512	(6,097)	23,415
Current maturities of long-term debt	17,278	803	18,081
Other current liabilities	27,595	4,496	32,091
Long-term debt	47,369	5,129	52,498
Other liabilities	17,551	(2,353)	15,198
Total liabilities	$139,305	$1,978	$141,283
Purchase price:
Cash consideration, net of cash acquired	$169,002	$(1,314)	$167,688
Contingent consideration	3,898	—	3,898
Gain on previously held shares	20,767	—	20,767
Existing investment in acquired entity	33,483	—	33,483
Non-cash consideration related to acquired intercompany balances	(108)	—	(108)
Total consideration, net of cash acquired	$227,042	$(1,314)	$225,728

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
During the second and third quarters of 2017, we completed three acquisitions for total consideration of approximately $131.7 million, net of cash acquired, with $46.7 million of the purchase price allocated to intangible assets. The intangible assets included tradenames, software, and customer relationships and are being amortized over an estimated weighted average amortization period of 18 years. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations and was $25.1 million for these acquisitions with $14.2 million expected to be tax-deductible. There were $1.8 million of acquisition-related costs included in SG&A expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. In 2017, the measurement period adjustment reduced the preliminary allocation of goodwill by $23.6 million and increased the preliminary allocation of property and equipment, intangible assets, and cash consideration, net of cash acquired by $16.7 million, $16.3 million and $7.7 million, respectively, with the remaining preliminary allocation changes related to other working capital accounts. In 2018, the measurement period adjustment increased the preliminary allocation of goodwill by $0.9 million with the offset primarily to working capital accounts. The purchase price allocation was considered completed within the appropriate remeasurement period for all three acquisitions.
We evaluated these acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.
The results of the acquisitions are included in our consolidated financial statements from the date of their acquisition.

Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral. One window and door customer from our North America segment represents 14.6%, 14.2% , and 16.8% of net revenues in 2019, 2018, and 2017, respectively.
The following is a roll forward of our allowance for doubtful accounts as of December 31:

(amounts in thousands)	2019	2018	2017
Balance as of January 1,	$(6,227)	$(4,468)	$(3,763)
Acquisitions (Note 2)	(235)	(1,668)	(268)
Additions charged to expense	(961)	(2,769)	(1,731)
Deductions	1,407	2,301	1,662
Currency translation	49	377	(368)
Balance at period end	$(5,967)	$(6,227)	$(4,468)

The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	December 31, 2019	December 31, 2018
Raw materials	$372,289	$370,124
Work in process	38,432	39,127
Finished goods	94,357	99,248
Total inventories	$505,078	$508,499

The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 5. Other Current Assets

(amounts in thousands)	December 31, 2019	December 31, 2018
Prepaid assets	$27,992	$29,840
Refundable income taxes	9,034	10,524
Fair value of derivative instruments (Note 26)	1,372	8,234
Other	164	76
Total other current assets	$38,562	$48,674

The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.

Note 6. Property and Equipment, Net

(amounts in thousands)	2019	2018
Land improvements	$34,211	$34,060
Buildings	502,315	501,659
Machinery and equipment	1,369,174	1,306,555
Total depreciable assets	1,905,700	1,842,274
Accumulated depreciation	(1,188,209)	(1,138,898)
	717,491	703,376
Land	69,262	69,188
Construction in progress	77,622	70,839
Total property and equipment, net	$864,375	$843,403

In the fourth quarter of 2019, we placed in service a newly constructed plant and corresponding machinery and equipment located within our Australasia segment.
In November 2016, we entered into a 17-year, non-cancelable build-to-suit arrangement for a corporate headquarters facility in Charlotte, North Carolina that was accounted for under the previously effective build-to-suit guidance contained in ASC840, Leases. Since we were involved in the construction of structural improvements prior to the commencement of the lease and took some level of construction risk, we were considered the accounting owner of the assets and land during the construction period. Further, since certain terms of the lease did not meet normal sale-leaseback criteria under ASC 840, Leases, we were considered the accounting owner after the construction period. In 2018, we recorded $20.0 million of build-to-suit assets included in property and equipment, net, and set up a corresponding financial obligation of $20.4 million included within long-term debt. In addition, in 2018, we received a tenant improvement allowance, increasing long-term debt by $4.2 million. Under current recently adopted guidance, ASC 842, Leases, this lease was reclassified as an operating lease and is now reflected within our operating lease balances included within Note 9 - Leases and is no longer reflected in our 2019 property and equipment, net, or long-term debt on the accompanying consolidated balance sheet.
We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $3.7 million, $1.1 million, and $1.5 million during the years ended December 31, 2019, 2018, and 2017 respectively.
The effect on our carrying value of property and equipment due to currency translations for foreign assets was a decrease of $2.0 million and $23.1 million for the years ended December 31, 2019 and 2018, respectively.
Depreciation expense was recorded as follows:

(amounts in thousands)	2019	2018	2017
Cost of sales	$84,449	$85,357	$78,975
Selling, general and administrative	9,882	8,699	7,835
Total depreciation expense	$94,331	$94,056	$86,810

Note 7. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2017	$201,560	$268,162	$79,341	$549,063
Acquisitions	17,645	30,167	17,138	64,950
Acquisition remeasurements	4,881	(3,317)	(5,227)	(3,663)
Currency translation	(524)	(15,324)	(8,560)	(24,408)
Balance as of December 31, 2018	$223,562	$279,688	$82,692	$585,942
Acquisitions - preliminary allocation	26,553	—	—	26,553
Acquisition remeasurements	(1,535)	—	(1,248)	(2,783)
Sale of business unit	(1,343)	—	—	(1,343)
Currency translation	265	(5,776)	(358)	(5,869)
Balance as of December 31, 2019	$247,502	$273,912	$81,086	$602,500

We have recorded impairments in prior periods related to the divestiture of certain operations. Cumulative impairments of goodwill totaled $1.6 million at December 31, 2019, 2018 and 2017.
In accordance with current accounting guidance, we identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reportable units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We performed our annual impairment assessment during the beginning of the December fiscal month of 2019. The excess of the fair value of our reporting units over their respective carrying values for the three reporting units exceeded 33%. No impairment loss was recorded in 2019, 2018 or 2017.
Note 8. Intangible Assets, Net
Changes in the carrying amount of intangible assets were as follows for the periods indicated:

(amounts in thousands)
Balance as of December 31, 2017	$166,313
Acquisitions	70,057
Acquisition remeasurements	(1,363)
Additions, (net of $172 write-offs)	24,553
Amortization	(22,208)
Currency translation	(11,799)
Balance as of December 31, 2018	$225,553
Acquisitions	17,702
Acquisition remeasurements	5,735
Additions, (net of $112 write-offs)	33,796
Amortization	(30,956)
Currency translation	(1,503)
Balance as of December 31, 2019	$250,327

The cost and accumulated amortization values of our intangible assets were as follows as of December 31:

	2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,540	$(57,326)	$94,214
Software	92,821	(18,222)	74,599
Trademarks and trade names	58,088	(7,512)	50,576
Patents, licenses and rights	45,392	(14,454)	30,938
Total amortizable intangibles	$347,841	$(97,514)	$250,327

	2018
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$134,999	$(45,418)	$89,581
Software	62,147	(14,053)	48,094
Trademarks and trade names	57,513	(5,050)	52,463
Patents, licenses and rights	47,804	(12,389)	35,415
Total amortizable intangibles	$302,463	$(76,910)	$225,553

We have capitalized a total of $60.2 million related to the application development stage of our global ERP system implementation, including $31.8 million during the year ended December 31, 2019. As of December 31, 2019, we have placed $52.0 million in service and began amortizing the cost of our global ERP system over its estimated useful life of 15 years.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

(amounts in thousands)	2019	2018	2017
Amortization expense	$30,956	$22,208	$15,896

Estimated future amortization expense:

(amounts in thousands)
2020	$28,054
2021	27,406
2022	26,393
2023	23,246
2024	22,220
Thereafter	123,008
$250,327

Note 9. Leases
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
Lease ROU assets and liabilities at December 31, 2019 were as follows:

(amounts in thousands)	Balance Sheet Location	December 31, 2019
Assets:
Operating	Operating lease assets, net	$202,053
Finance	Property and equipment, net (1)	4,045
Total lease assets		$206,098
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$45,254
Finance	Current maturities of long-term debt	1,280
Noncurrent:
Operating	Operating lease liability	164,026
Finance	Long-term debt	2,820
Total lease liability		$213,380

(1)	Finance lease assets are recorded net of accumulated depreciation of $1.5 million as of December 31, 2019.
During the year ended December 31, 2019, we obtained $28.6 million in right-of-use assets in exchange for operating lease liabilities, primarily relating to manufacturing equipment. In December 2019, we entered into a 10 year operating lease for a replacement corporate airplane with an ROU asset of $11.7 million.
The components of lease expense for the year ended December 31, 2019 were as follows:

(amounts in thousands)
Operating	$54,535
Short term	11,543
Variable	3,806
Low value	1,738
Finance	90
Total lease costs	$71,712

December 31, 2019
Weighted average remaining lease terms (years):
Operating	6.7
Finance	3.7
Weighted average discount rate:
Operating	4.7%
Finance	4.4%

Future minimum lease payment obligations under operating and capital leases are as follows:

	December 31, 2019
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2020	$53,894	$1,451	$55,345
2021	43,854	1,143	44,997
2022	35,945	783	36,728
2023	30,014	699	30,713
2024	23,630	428	24,058
Thereafter	59,244	—	59,244
Total lease payments	246,581	4,504	251,085
Less: Interest	37,301	404	37,705
Present value of lease liability	$209,280	$4,100	$213,380

(1)	Operating lease payments include $15.4 million related to options to extend lease terms that are reasonably certain of being exercised.
Disclosures related to period prior to adoption of the Standard
Operating lease rent expense was $63.7 million and $50 million during the years ended December 31, 2018 and 2017 respectively.
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
(1) As of December 31, 2018, capital leases included maturities of approximately $24.5 million related to a build-to-suit lease that transitioned to an operating lease under the new leasing standard.

Note 10. Other Assets

(amounts in thousands)	2019	2018
Customer displays	$11,213	$15,069
Deposits	6,440	6,627
Cloud computing arrangements	6,374	—
Long-term notes receivable	4,614	4,902
Overfunded pension benefit obligation	2,015	1,517
Other prepaid expenses	1,896	5,331
Debt issuance costs on unused portion of revolver facility	1,472	1,552
Other long-term accounts receivable	563	762
Other long-term assets	375	366
Long-term taxes receivable	—	800
Total other assets	$34,962	$36,926

Domestic debt issuance costs associated with revolving credit facilities are capitalized and amortized according to the effective interest rate method over the life of the new debt agreements. Non-cash additions are disclosed in Note 30 - Supplemental Cash Flow Information.
Customer displays are amortized over the life of the product line and $8.7 million, $9.0 million and $8.6 million of amortization is included in total depreciation and amortization in SG&A expense for the years ended December 31, 2019, 2018 and 2017, respectively.
In 2019, we adopted ASU 2018-15, as outlined in Note 1- Summary of Significant Accounting Policies, and began capitalizing qualified cloud computing costs. Cloud computing arrangements are expensed over the term of the hosting arrangement plus the renewal period, if reasonably certain. We have capitalized a total of $7.0 million relating to cloud computing arrangements.
The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 11. Investments
As of December 31, 2019 and December 31, 2018, our investments consist of six investments accounted for under the cost method.
As of December 31, 2017, our equity investments consisted of a 50% owned investment. During the first quarter of 2018, we purchased the remaining outstanding shares of that entity, and we recognized a gain of $20.8 million on the previously held shares. This investment is now eliminated in consolidation.
A summary of our equity and cost method investments, which are included in other assets in the accompanying consolidated balance sheets, is as follows:

(amounts in thousands)	Equity	Cost	Total
Ending balance, December 31, 2017	$32,745	$442	$33,187
Equity earnings	738	—	738
Acquired equity method investment	(33,483)	—	(33,483)
Other	—	(76)	(76)
Ending balance, December 31, 2018	$—	$366	$366
Additions	—	16	16
Other	—	(13)	(13)
Ending balance, December 31, 2019	$—	$369	$369

Loans or advances to affiliates were fully impaired as of December 31, 2019 and December 31, 2018.
The combined results of operations for the equity method investment as of December 31 is summarized below:

(amounts in thousands)	2019	2018	2017
Net sales	$—	$91,234	$354,964
Gross profit	—	18,261	74,399
Net income	—	1,752	6,870
Adjustment for profit (loss) in inventory	—	(138)	204
Net income attributable to Company	—	738	3,639

Sales to affiliates totaled $16.5 million and $59.3 million in 2018 and 2017, respectively, and purchases from affiliates totaled $1.0 million and $4.0 million for 2018 and 2017, respectively.
No impairments were recorded during fiscal years 2019, 2018, or 2017.
Note 12. Accrued Payroll and Benefits

(amounts in thousands)	2019	2018
Accrued vacation	$46,746	$48,976
Accrued payroll and commissions	23,854	23,746
Accrued bonuses	11,101	11,035
Accrued payroll taxes	11,372	11,214
Other accrued benefits	8,633	10,325
Non-U.S. defined contributions and other accrued benefits	7,680	9,722
Total accrued payroll and benefits	$109,386	$115,018

The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 13. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2019	2018
Current portion of legal claims provision	$79,332	$79,356
Accrued sales and advertising rebates	67,250	68,755
Current portion of operating lease liability (Note 9)	45,254	—
Accrued expenses	27,993	28,261
Non-income related taxes	23,178	21,643
Current portion of warranty liability (Note 14)	21,054	20,529
Current portion of accrued claim costs relating to self-insurance programs	12,312	12,319
Current portion of deferred revenue	7,986	9,896
Current portion of restructuring accrual (Note 23)	6,051	6,635
Current portion of derivative liability (Note 26)	4,068	1,161
Accrued interest payable	2,126	2,016
Current portion of accrued income taxes payable	1,999	1,739
Total accrued expenses and other current liabilities	$298,603	$252,310

In the table above, the legal claims provision balances relate primarily to the $76.5 million litigation contingency associated with the ongoing antitrust litigation with Steves & Sons, Inc. For further information regarding this litigation, see Note 28 - Commitments and Contingencies.
The accrued sales and advertising rebates, accrued interest payable, and non-income related taxes can fluctuate significantly period over period due to timing of payments.
The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.

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
An analysis of our warranty liability is as follows:

(amounts in thousands)	2019	2018	2017
Balance as of January 1	$46,468	$46,256	$45,398
Current period expense	20,853	21,822	17,674
Liabilities assumed due to acquisition	2,104	1,550	95
Experience adjustments	1,890	1,227	(614)
Payments	(21,818)	(23,410)	(17,255)
Currency translation	219	(977)	958
Balance at period end	49,716	46,468	46,256
Current portion	(21,054)	(20,529)	(19,547)
Long-term portion	$28,662	$25,939	$26,709

The most significant component of our warranty liability is in the North America segment, which totaled $44.3 million at December 31, 2019, after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $3.0 million.
Note 15. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2019	December 31, 2019	December 31, 2018
(amounts in thousands)	Interest Rate
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.30% - 3.94%	591,153	474,058
Finance leases and other financing arrangements	1.90% - 6.00%	108,613	98,914
Mortgage notes	1.65%	28,175	30,375
Revolving credit facilities	—%	—	85,000
Installment notes for stock	4.75%	205	962
Unamortized debt issuance costs and original issue discount		(10,774)	(11,417)
		1,517,372	1,477,892
Current maturities of long-term debt		(65,846)	(54,930)
Long-term debt		$1,451,526	$1,422,962

Maturities by year:
2020	$65,846
2021	27,085
2022	17,461
2023	15,067
2024	573,822
Thereafter	818,091
$1,517,372

Summaries of our significant changes to outstanding debt agreements as of December 31, 2019 are as follows:
Senior Notes
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Each tranche was issued at par. Interest is payable semiannually in arrears each June and December through maturity. Debt issuance costs incurred in 2017 of $11.7 million are being amortized to interest expense over the life of the notes using the effective interest method.
Term Loans
U.S. Facility - In February 2017, we prepaid $375.0 million of outstanding principal with a portion of the proceeds from our IPO. As a result, we recorded a proportional write-off of $5.2 million of unamortized debt issuance costs and $0.9 million of original issue discount to interest expense.
In March 2017, we amended the facility to reduce the interest rate and remove the cap on the amount of cash used in the calculation of net debt. The offering price of the amended term loans was par. Pursuant to this amendment, certain lenders converted their aggregate commitments, along with an additional commitment advanced by a replacement lender. We incurred $1.1 million of debt issuance costs in 2017 related to this amendment, which are being amortized to interest expense over the life of the notes using the effective interest method.
In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility and repaid $787.4 million of outstanding borrowings with the net proceeds from the Senior Notes, which resulted in a principal balance of $440.0 million. In connection with the debt extinguishment, we expensed the related unamortized original discount of $5.9 million, unamortized debt issuance costs of $15.4 million, and bank fees of $1.7 million as a loss on extinguishment of debt within other (income) expense in our consolidated statements of operations. These re-priced term loans were offered at par and bear interest at the further reduced rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This compares favorably to the previous rate of LIBOR (subject to a floor of 1.00%) plus a margin of 2.75% to 3.00%, determined by our net leverage ratio, under the prior amendment. This amendment also modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility, removing the quarterly required repayments of 0.25% of the aggregate principal balance, and conforming to certain terms and provisions of the Senior Notes. The facility is essentially secured by the same collateral and guaranteed by the same guarantors as it was under each of the prior amendments, and we incurred $0.7 million of debt issuance costs related to this amendment, which are being amortized to interest expense over the life of the facility using the effective interest method.
In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150 million of our term loans. The caps became effective March 29, 2019 and expire December 31, 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At December 31, 2019, the outstanding principal balance, net of original issue discount, was $555.0 million.
Australia Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to include an additional AUD 55 million floating rate term loan facility with a base rate of BBSY plus a margin ranging from 1.00% to 1.10%. We paid a quarterly line fee of 1.25% per annum on the facility commitment. The facility is secured by guarantees of JWA.
In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of $35.0 million as of December 31, 2019.
Both the term loan and non-term loan portions of the Australia Senior Secured Credit Facility are secured by guarantees of JWA and its subsidiaries, fixed and floating charges on the assets of JWA group, and mortgages on certain real properties owned by the JWA group. The agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Other Acquired Facilities - In 2018, we acquired a $11.6 million term loan facility associated with our ABS acquisition, as well as $9.6 million in various term loan facilities associated with our Domoferm acquisition. In December 2018, we terminated the ABS facility having repaid all outstanding borrowings. As of December 31, 2019, we had $0.6 million outstanding under the remaining Domoferm term loan facilities.
Revolving Credit Facilities
ABL Facility - In December 2017, along with the offering of the Senior Notes and repricing of the Term Loan Facility, we amended our ABL Facility, which had a total of $300 million in U.S. and Canadian revolving credit commitments. The facility will mature in December 2022, extended from October 2019, and bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. This compares favorably to the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.50% to 2.00% under the previous amendment. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, and dividends, customary representations and warranties, and customary events of defaults and remedies. This amendment also made certain adjustments to the borrowing base and modified other terms and provisions, including providing for additional covenant flexibility, and conforming to certain terms and provisions of the Senior Notes and Term Loan Facility. In connection with the amendment to the ABL Facility, we expensed $0.2 million of unamortized loan fees as a loss on extinguishment of debt within other (income) expense in our consolidated statements of operations.
In December 2018, we amended the ABL Facility, providing for an increase of $100 million to a total of $400 million in U.S. and Canadian revolving credit commitments. The maturity date remains unchanged. In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which do not have a financial impact. As of December 31, 2019, we had no outstanding borrowings, $35.5 million in letters of credit and $313.1 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In February 2018, we amended the Australia Senior Secured Credit Facility to provide for an AUD 15.0 million floating rate revolving loan facility, an AUD 12.0 million interchangeable facility for guarantees and letters of credit, an AUD 7.0 million electronic payaway facility, an AUD 2.5 million asset finance facility, an AUD 1.0 million commercial card facility and an AUD 5.0 million.
In June 2019, we further amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into a AUD 35.0 million interchangable facility to be used for guarantees, asset financing, and loans of 12 months or less bearing interest at BBSY plus a margin of 1.10% and a line fee of 0.50%, compared to BBSY plus a margin of 0.75% and a line fee of 1.15% on the revolving facility limit under the previous amendment. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of December 31, 2019, we had AUD 21.9 million ($15.4 million) available under this facility. Overdraft balances bear interest at the bank’s reference rate minus a margin of 1.00%, and a line fee of 1.15% is paid on the overdraft facility limit.
Euro Revolving Facility - In January 2019, we allowed our €39 million Euro Revolving Facility to expire due to operating cash generation in Europe as well as expenses and restrictions associated with the facility.
At December 31, 2019, we had combined borrowing availability of $328.5 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At December 31, 2019, we had DKK 187.8 million (or $28.2 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At December 31, 2019, we had $108.6 million outstanding in this category, with maturities ranging from 2020 to 2026. At December 31, 2018, this category included a $24.5 million build-to-suit capital lease that was reclassified as an operating lease under the recently issued leasing standards and is no longer reflected in long-term debt as of January 1, 2019 (Note 9 - Leases). Increases in this category during 2019 were primarily due to additional equipment financing.

Installment Notes for Stock – We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 10 years depending on the amount, with payments through 2020. As of December 31, 2019, we had $0.2 million outstanding under these notes.
As of December 31, 2019, we were in compliance with the terms of all of our credit facilities.
Note 16. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2019	2018
Warranty liability (Note 14)	$28,662	$25,939
Uncertain tax positions (Note 17)	20,234	18,951
Workers' compensation claims accrual	14,604	14,977
Other liabilities	3,190	9,626
Restructuring accrual (Note 23)	992	2,005
Over-market lease liabilities	—	1,126
Deferred income	—	69
Total deferred credits and other liabilities	$67,682	$72,693

At December 31, 2018, the over-market lease liabilities related to our Melton operations in the U.K. Under recently adopted guidance, ASC 842, Leases, this lease is now reflected within our operating lease asset, net balance included within Note 9 - Leases.
Note 17. Income Taxes
Income (loss) before taxes, equity earnings was comprised of the following for the years ended December 31:

(amounts in thousands)	2019	2018	2017
Domestic (loss) income	$(784)	$192	$(7,346)
Foreign income	120,829	130,919	149,647
Total income before taxes, equity earnings	$120,045	$131,111	$142,301

Our foreign income is primarily driven by our subsidiaries in Australia, Canada and the U.K. The statutory tax rates are 30%, 27% and 19% respectively.
Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2019	2018	2017
Federal	$5,037	$(9,760)	$11,699
State	935	764	667
Foreign	29,264	34,742	29,228
Current taxes	35,236	25,746	41,594

Federal	11,771	(24,445)	60,618
State	6,620	(12,760)	27,241
Foreign	3,447	1,401	8,365
Deferred taxes	21,838	(35,804)	96,224
Total provision (benefit) for income taxes	$57,074	$(10,058)	$137,818

On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 and 2018 results and may continue to materially affect our financial results in the future as regulations continue to be finalized. The direct impacts recorded as provisional estimates in 2017 were due primarily to the change in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the one-time deemed repatriation tax. As a result of the lowering of the U.S. federal tax rate, we revalued our net deferred tax assets in the U.S. reflecting the lower expected benefit in the U.S. in the future. This revaluation resulted in an estimated additional tax expense of approximately $21.1 million. Our provisional estimate of the one-time deemed repatriation tax, which effectively subjected the Company’s net aggregate historic foreign earnings to taxation in the U.S., resulted in a further tax charge of $11.3 million. During the fourth quarter of 2017, the Company undertook certain transactions which premised the repatriation of certain earnings from foreign subsidiaries. While these transactions were not undertaken as a direct result of tax reform, the U.S. tax implications were heavily impacted due to the timing of the transactions and the measurement dates as outlined in the Tax Act. We recorded a provisional estimate of the effects of certain steps completed in 2017 as well as further steps premised to be completed in 2018 which would have retroactive effect into 2017 resulting in a net increase to tax expense of $65.8 million related to these transactions and their impacts under the Tax Act.
As of December 31, 2018, we completed our accounting for the income tax effects of the Tax Act as of the enactment date. As further discussed below, we recognized a tax benefit of $40.2 million in 2018 which effectively reduced the net charges recorded at December 31, 2017. These adjustments were accounted for as a component of income tax expense from continuing operations. The specific adjustments recorded were (i) an increase to the tax expense recorded related to the revaluation of our net deferred tax assets from $21.1 million to $55.3 million resulting in an additional charge to 2018 earnings of $34.2 million, (ii) a reduction of the estimate of the one-time deemed repatriation tax from $11.3 million to zero resulting in a tax benefit recorded in 2018 earnings of $11.3 million, (iii) a reduction of the additional tax expense recorded related to the premised repatriation of funds from foreign subsidiaries from $65.8 million to $2.7 million resulting in a tax benefit recorded in 2018 earnings of $63.1 million.
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
The Tax Act subjects a U.S. shareholder to current U.S. tax on GILTI earned by certain foreign subsidiaries. GILTI had a material effect on our effective tax rate in 2019 and 2018 and will likely continue to have such an effect in future periods. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred.
The significant components of deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2019, were increases to the valuation allowances for deferred tax assets, primarily in the U.S. The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2018, were the adjustments related to the provisional amounts of the income tax effects of the Tax Act and the additional release of valuation allowances, primarily in the U.S. The significant components of the deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2017, were the revaluation of our U.S. deferred tax assets under the Tax Act and the increases in valuation allowances for deferred tax assets, primarily in the U.S.

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2019		2018		2017
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$25,209	21.0	$27,515	21.0	$49,805	35.0
State income tax, net of federal benefit	3,180	2.6	(1,207)	(0.9)	(4,784)	(3.4)
Foreign source dividends and deemed inclusions	10,797	9.0	16,295	12.4	86,119	60.5
Valuation allowance	10,144	8.4	(85,876)	(65.5)	98,156	69.0
Nondeductible expenses	1,276	1.1	1,097	0.8	1,950	1.4
Acquisition of ABS	—	—	(10,189)	(7.8)	—	—
Equity based compensation	2,526	2.1	54	—	(12,718)	(8.9)
Deferred benefit on acquisitions	—	—	—	—	(6,201)	(4.4)
Foreign tax rate differential	1,964	1.6	3,557	2.7	(17,536)	(12.3)
Tax rate differences and credits	(1,867)	(1.5)	96,231	73.4	(91,109)	(64.0)
Uncertain tax positions	1,604	1.3	5,443	4.2	736	0.5
IRS audit adjustments	—	—	—	—	(699)	(0.5)
Termination of hedge accounting	4,533	3.8	—	—	—	—
U.S. Tax Reform	—	—	(62,836)	(47.9)	32,414	22.8
Disposition of subsidiary	(2,384)	(2.0)	—	—	—	—
Other	92	0.1	(142)	(0.1)	1,685	1.1
Effective rate for continuing operations	$57,074	47.5%	$(10,058)	(7.7)%	$137,818	96.8%

In 2019, we recorded tax expense of $4.5 million upon the termination of hedge accounting to relieve the disproportionate tax effect previously in Accumulated Other Comprehensive Income. The tax benefit arising from the disposition of our subsidiary, CMD, is $2.4 million and included in the “Disposition of subsidiary” line in the reconciliation of tax expense table above.
In 2018, we recorded a tax benefit of $40.2 million to revise the provisional estimates recorded under the Tax Act. The “U.S. Tax Reform” line in the reconciliation of tax expense above totals $62.8 million and is comprised of tax benefit of $11.3 million for the reduction of the estimated one-time deemed repatriation tax, tax benefit of $85.7 million attributed to the restoration of the Company’s net operating losses, offset by tax expense of $34.2 million for the revaluation of our deferred tax assets. The remaining tax expense is comprised of: additional tax expense of $97.6 million for the reduction of foreign tax credits included in “Tax rate differences and credits”, offset by tax benefit of $75.0 million included above as “Valuation allowance”.
In 2018, we recorded a benefit of $10.2 million related to certain tax effects of ABS transitioning to a wholly-owned subsidiary and the tax effects of the gain recognized on the acquisition.
For the year ended December 31, 2017, we recorded provisional estimates of the items directly impacted by the Tax Act within the “U.S. Tax Reform” line in the reconciliation of tax expense above. The tax charge of $32.4 million is comprised of (i) the repricing our U.S. deferred tax balances of $21.1 million from 35% to 21%, and (ii) one-time deemed repatriation tax of $11.3 million. As previously, discussed, certain other transactions undertaken by the Company in the fourth quarter of 2017 were indirectly impacted by the Tax Act and the measurement periods as outlined therein. The provisional estimates of the following amounts are included in the Company’s tax expense for 2018: additional tax expense of $85.5 million included as “Foreign Source Dividends”, a tax benefit of $90.8 million included as “Tax rate differences and credits”, and additional tax expense of $71.1 million included as “Valuation allowance” above.
In 2017, we recorded a benefit of $0.7 million as a result of favorable audit settlements in the U.S., which allowed the use of tax attributes that previously had a valuation allowance reserve.
We recorded a tax benefit of $6.2 million primarily relating to the change in disposition for certain intellectual property in the “Deferred benefit on acquisitions” line and a corresponding tax charge in the same amount in the “Valuation allowance” line, resulting in no impact to the effective rate for continuing operations in 2017. We did not incur or recognize tax expense or benefit associated with these categories in 2019 or 2018.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2019	2018
Net operating loss and tax credit carryforwards	$199,889	$216,563
Operating lease liabilities	54,448	—
Employee benefits and compensation	47,760	50,665
Accrued liabilities and other	38,300	38,764
Inventory	5,842	5,923
Investments and marketable securities	2,768	473
Allowance for doubtful accounts and notes receivable	1,641	1,573
Deferred credits	194	635
Gross deferred tax assets	350,842	314,596
Valuation allowance	(67,664)	(57,571)
Deferred tax assets	283,178	257,025
Depreciation and amortization	(55,994)	(58,441)
Operating lease assets	(52,635)	—
Deferred tax liabilities	(108,629)	(58,441)
Net deferred tax assets	$174,549	$198,584
Balance sheet presentation:
Long-term assets	$183,837	$209,062
Long-term liabilities	(9,288)	(10,478)
Net deferred tax assets	$174,549	$198,584

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
The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), and projected taxable income in making this assessment. To fully utilize the NOL and tax credits carryforwards, we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.
Our valuation allowance was $67.7 million as of December 31, 2019, which represents an increase of $10.1 million from December 31, 2018 and was allocated to continuing operations. The increase in the valuation allowance primarily relates to the following: (i) an increase of $3.9 million due to expiring foreign tax credits, (ii) an increase of $3.6 million for state net operating losses ("NOL") and credits due to the impact of forecasted taxable income in the carry-forward period, (iii) an increase of $1.8 million for our Chilean subsidiary, and (iv) other changes to existing valuation allowances totaling approximately $0.8 million for changes in current year earnings for certain other subsidiaries and foreign exchange.
Our valuation allowance was $57.6 million as of December 31, 2018, which represents a decrease of $87.1 million from December 31, 2017 and was allocated to continuing operations. The decrease in the valuation allowance primarily related to the following: (i) a decrease of $75.0 million relating to the Company’s finalization of the accounting for the effects of the Tax Act, (ii) a decrease of $2.2 million due to expiring foreign tax credits, (iii) a decrease of $8.3 million for state NOL and credits due to the impact of increases in forecasted taxable income in the carry-forward period, and (iv) and other changes to existing valuation allowances totaling approximately $1.6 million for changes in the current year earnings for certain other subsidiaries and foreign exchange.

The following is the activity in our valuation allowance:

(amounts in thousands)	2019	2018	2017
Balance as of January 1,	$(57,571)	$(144,701)	$(40,118)
Valuation allowances established	(2,001)	(260)	—
Changes to existing valuation allowances	(8,043)	85,828	(105,453)
Release of valuation allowances	—	—	2,006
Currency translation	(49)	1,562	(1,136)
Balance as of December 31,	$(67,664)	$(57,571)	$(144,701)

Loss Carryforwards – We reduced our income tax payments by utilizing NOL carryforwards of $208.0 million in 2019, $163.7 million in 2018 and $18.6 million in 2017. At December 31, 2019, our federal, state and foreign NOL carryforwards totaled $1,300.8 million, of which $87.0 million does not expire and the remainder expires as follows:

(amounts in thousands)
2020	$3,517
2021	14,079
2022	16,074
2023	26,845
Thereafter	1,153,300
Total loss carryforwards	$1,213,815

We utilized approximately $146.2 million of NOL carryforwards in the US in 2018; however, the deferred tax asset related to these NOLs actually increased due to the restoration of certain loss carryforwards upon the finalization of the accounting for effects of the Tax Act. We have previously revised the total amount of NOLs utilized in 2017 to reflect the reduced income recognized under the Tax Act. At December 31, 2019, our capital loss carryforwards totaled $20.4 million, which are all foreign and do not expire.
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
Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & E credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	TOTAL
2020	$—	$—	$12,975	$—	$2	$—	$12,977
2021	—	—	14,990	—	26	—	15,016
2022	—	—	1,061	—	11	—	1,072
2023	—	—	5,735	—	1,656	—	7,391
2024	—	—	3,514	—	84	—	3,598
Thereafter	68	9,047	8,801	6,696	86	102	24,800
	$68	$9,047	$47,076	$6,696	$1,865	$102	$64,854

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
The Company routinely evaluates its indefinite reversal assertion on the outside basis difference in non-U.S. subsidiaries that allows the nonrecognition of associated deferred taxes. As of December 31, 2019, the Company has not recorded deferred tax liabilities or assets for the outside basis difference in any foreign subsidiary. We have concluded that a majority of the unremitted earnings of our foreign subsidiaries are indefinitely reinvested, with certain minor exceptions that do not have an associated tax cost. We hold a combined book-over-tax outside basis difference of $217.5 million in our investment in foreign subsidiaries and may incur up to $7.6 million of local country income and withholding taxes in case of distribution of unremitted earnings.
Dual-Rate Jurisdiction – Estonia taxes the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The amount of retained earnings at December 31, 2019 and 2018 for our Estonia subsidiary, which, if distributed, would be subject to this tax was $69.2 million and $68.1 million, respectively. During 2017, Latvia enacted a similar system in which an entity’s local earnings are not subject to tax until distributed. The amount of retained earnings at December 31, 2019 and 2018 for our Latvian subsidiary which, if distributed, would be subject to a 20% corporate income tax rate is $21.4 million and $19.9 million, respectively.
Tax Payments and Balances – We made tax payments of $32.1 million in 2019, $49.7 million in 2018 and $29.0 million in 2017 primarily for foreign liabilities. We received tax refunds of $5.6 million in 2019, $3.3 million in 2018, and $6.5 million in 2017 and the primary jurisdictions for which refunds were received in the current year are Australia, Austria and the U.S. We recorded global receivables for refunds of $9.0 million at December 31, 2019 and $10.5 million at December 31, 2018, which is included in other current assets on the accompanying consolidated balance sheets. We recorded foreign payables for taxes of $2.0 million at December 31, 2019 and $1.7 million at December 31, 2018, which is included in accrued income taxes payable in the accompanying consolidated balance sheets. We recorded a non-current U.S. receivable of $0.8 million at December 31, 2018, which is included in other assets in the accompanying consolidated balance sheets. We do not have any non-current taxes receivable or payable as of December 31, 2019.
Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2019	2018	2017
Balance as of January 1,	$18,951	$14,519	$12,054
Increase for tax positions taken during the prior period	197	2,620	252
Decrease for settlements with taxing authorities	(126)	(157)	(788)
(Decrease) increase for tax positions taken during the current period	(96)	300	107
Currency translation	(318)	(707)	1,626
Balance at period end - unrecognized tax benefit	18,607	16,575	13,251
Accrued interest and penalties	1,627	2,376	1,268
	$20,234	$18,951	$14,519

Unrecognized tax benefits were $18.6 million, $16.6 million and $13.3 million at December 31, 2019, 2018 and 2017, respectively. The changes during the current period relate to the establishment of an uncertain tax positions for certain tax examinations offset by currency translation during the period. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.
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
Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018, and 2017, are $18.6 million, $16.6 million, and $13.3 million respectively, of tax benefits that, if recognized, would affect the effective tax rate. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.
We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2015 and forward. In the U.S., we are open to examination at the federal level for tax years 2013 and forward and at state and local jurisdictions for tax years 2014 and forward. We are under examination in Austria, the Czech Republic, Denmark, Germany, Indonesia, Latvia, Switzerland, and the United Kingdom for tax years 2011 through 2017, and generally remain open to examination for other non-US jurisdictions for tax years 2013 forward.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2019
Total net revenues	$2,535,810	$1,178,589	$585,341	$4,299,740	$—	$4,299,740
Intersegment net revenues	(1,474)	(148)	(8,357)	(9,979)	—	(9,979)
Net revenues from external customers	$2,534,336	$1,178,441	$576,984	$4,289,761	$—	$4,289,761
Depreciation and amortization	$81,905	$28,944	$17,787	$128,636	$5,333	$133,969
Impairment and restructuring charges	7,301	6,182	7,111	20,594	957	21,551
Adjusted EBITDA	267,335	116,193	74,484	458,012	(42,974)	415,038
Capital expenditures	46,799	23,611	32,619	103,029	33,163	136,192
Segment assets	$1,530,135	$974,076	$510,845	$3,015,056	$366,276	$3,381,332
Year Ended December 31, 2018
Total net revenues	$2,462,914	$1,216,204	$681,160	$4,360,278	$—	$4,360,278
Intersegment net revenues	(1,281)	(905)	(11,245)	(13,431)	—	(13,431)
Net revenues from external customers	$2,461,633	$1,215,299	$669,915	$4,346,847	$—	$4,346,847
Depreciation and amortization	$71,945	$31,132	$17,730	$120,807	$4,293	$125,100
Impairment and restructuring charges	4,933	6,111	7,170	18,214	(886)	17,328
Adjusted EBITDA	279,526	122,810	90,885	493,221	(34,003)	459,218
Capital expenditures	57,805	25,369	12,146	95,320	23,380	118,700
Segment assets	$1,355,101	$898,901	$482,493	$2,736,495	$311,030	$3,047,525
Year Ended December 31, 2017
Total net revenues	$2,159,919	$1,045,036	$572,518	$3,777,473	$—	$3,777,473
Intersegment net revenues	(2,021)	(2,269)	(9,434)	(13,724)	—	(13,724)
Net revenues from external customers	$2,157,898	$1,042,767	$563,084	$3,763,749	$—	$3,763,749
Depreciation and amortization	$66,990	$27,979	$13,248	$108,217	$3,056	$111,273
Impairment and restructuring charges	8,471	3,592	(49)	12,014	1,042	13,056
Adjusted EBITDA	273,192	131,200	74,386	478,778	(43,616)	435,162
Capital expenditures	34,769	14,889	6,019	55,677	7,372	63,049
Segment assets	$1,206,849	$918,048	$447,734	$2,572,631	$287,446	$2,860,077

Reconciliations of net income to Adjusted EBITDA are as follows:

	Years Ended December 31,
(amounts in thousands)	2019	2018	2017
Net income	$62,971	$141,907	$8,122
Equity earnings of non-consolidated entities	—	(738)	(3,639)
Income tax expense	57,074	(10,058)	137,818
Depreciation and amortization	133,969	125,100	111,273
Interest expense, net (1)	71,778	70,818	79,034
Impairment and restructuring charges(2)	22,748	17,328	13,057
Gain on previously held shares of equity investment	—	(20,767)	—
Loss (gain) on sale of property and equipment	1,959	144	(299)
Share-based compensation expense	13,315	15,052	19,785
Non-cash foreign exchange transaction/translation (income) loss	3,438	(1,267)	(1,178)
Other items (3)	47,482	117,546	47,000
Other non-cash items (4)	304	3,859	526
Costs relating to debt restructuring and debt refinancing (5)	—	294	23,663
Adjusted EBITDA	$415,038	$459,218	$435,162

(1)
Interest expense for the year ended December 31, 2017 includes $6,097 related to the write-off of a portion of the unamortized debt issuance costs and original issue discount associated with the Term Loan Facility.

(2)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying consolidated statements of operations in the amount of $1,197, $0, and $1 for the years ended December 31, 2019, 2018, and 2017, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 24 - Impairment and Restructuring Charges in our financial statements.

(3)
Other non-recurring items not core to ongoing business activity include: (i) in the year ended December 31, 2019 (1) $19,147 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $14,963 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $12,860 in legal cost and professional fees relating primarily to litigation, (4) $(3,053) of realized gains on hedges of intercompany notes, (5) $1,998 in other miscellaneous costs, (6) $731 in equity compensation to employees in our Australasia region, and (7) $725 in costs related to the departure of former executives.; (ii) in the year ended December 31, 2018, (1) $76,500 in litigation contingency accruals, (2) $26,529 in legal and professional fees relating primarily to litigation, (3) $10,324 in acquisition and integration costs, (4) $(5,396) of realized gains on hedges of intercompany notes, (4) $3,856 in costs related to the departure of former executives, (5) $2,901 in entity consolidation and reorganization costs, (6) $2,347 in miscellaneous costs, and (7) $485 in stock compensation payroll taxes; (iii) in the year ended December 31, 2017, (1) $34,178 in legal costs, (2) $4,176 in realized loss on hedges relating to intercompany notes, (3) $3,484 in acquisition and integration costs, (4) $(2,247) gain on settlement of contract escrow, (5) $2,202 in secondary offering costs, (6) $754 in tax consulting fee, (7) $678 in legal entity consolidation costs, (8) $649 in stock compensation payroll taxes, and (9) $578 in facility ramp down cost.

(4)
Other non-cash items include: (i) derivative losses of $235 in the year ended December 31, 2019; (ii) charges of $3,740 for the fair value of inventory acquired as part of our Domoferm acquisitions in the year ended December 31, 2018; and (iii) charges of $439 for the fair value adjustment to the inventory acquired as part of our Mattiovi acquisition in the year ended December 31, 2017.

(5)	Included in the year ended December 31, 2017 is a loss on debt extinguishment of $23,262 associated with the refinancing of our term loan.

Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2019	2018	2017
Net revenues by location of external customer
Canada	$187,095	$201,134	$219,877
U.S.	2,327,186	2,228,748	1,904,754
South America (including Mexico)	29,637	34,422	35,280
Europe	1,195,207	1,239,732	1,063,344
Australia	544,140	634,976	530,521
Africa and other	6,496	7,835	9,973
Total	$4,289,761	$4,346,847	$3,763,749

Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment used in continuing operations is as follows for the years ended December 31,

(amounts in thousands)	2019	2018	2017
North America:
U.S.	$485,278	$459,506	$402,338
Other	28,096	24,911	25,876
	513,374	484,417	428,214

Europe	181,390	181,038	153,492

Australasia:
Australia	115,335	113,922	118,568
Other	28,786	10,297	7,818
	144,121	124,219	126,386
Corporate:
U.S.	25,490	53,729	48,619
Total property and equipment, net	$864,375	$843,403	$756,711

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to Note 32 - Revision of Prior Period Financial Statements.
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
Common Stock - On January 3, 2017, our pre-IPO charter was amended authorizing us to issue 904,732,200 shares of Common Stock, with a par value of $0.01 per share, of which 900,000,000 shares were designated Common Stock and 4,732,200 shares were designated as Class B-1 Common Stock. Each share of Common Stock (whether Common Stock or Class B-1 Common Stock) had the same rights, privileges, interest and attributes and was subject to the same limitations as every other share treating the Class B-1 Common Stock on an as-converted basis. Each share of Class B-1 Common Stock was convertible at the option of the holder into shares of Common Stock at the same ratio on the date of conversion as a share of Series A-1 Stock would have been convertible on such date of conversion, assuming that no cash dividends had been paid on the Series A-1 Stock (or its predecessor security) since the date of initial issuance. Immediately prior to the closing of our IPO, all of the outstanding shares of Class B-1 Common Stock were converted into 309,404 shares of Common Stock.
Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2019 and December 31, 2018 with a total original issuance value of $12.4 million.
On February 1, 2017, we closed our IPO and received $480.3 million in proceeds, net of underwriting discounts and commissions. Costs associated with our initial public offering of $7.9 million, including $5.9 million of capitalized costs were charged to equity upon completion of the IPO.
In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019. Share repurchases are recorded on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. During the years ended December 31, 2019 and December 31, 2018, we repurchased 1,192,419 and 5,287,964 shares, respectively, of our Common Stock for aggregate consideration of $20.0 million and $125.0 million, respectively.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of December 31, 2019, $175.0 million was remaining under the repurchase authorization.
Note 21. Earnings Per Share
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

The basic and diluted income (loss) per share calculations are presented below:

(amounts in thousands, except share and per share amounts)	2019	2018	2017
Earnings per share basic:
Income from continuing operations	$62,971	$141,169	$4,483
Equity earnings of non-consolidated entities	—	738	3,639
Net Income	$62,971	$141,907	8,122
Undeclared Series A Convertible Preferred Stock dividends	—	—	(10,462)
Net income (loss) attributable to common shareholders	$62,971	$141,907	$(2,340)

Weighted average outstanding shares of Common Stock basic	100,618,105	104,530,572	97,460,676

Net income (loss) per share - basic	$0.63	$1.36	$(0.02)

(amounts in thousands, except share and per share amounts)	2019	2018	2017
Earnings per share diluted:
Net income (loss) - attributable to common shareholders	$62,971	$141,907	$(2,340)

Weighted average outstanding shares of Common Stock basic	100,618,105	104,530,572	97,460,676
Restricted stock units, performance share units and options to purchase Common Stock	846,220	1,830,085	—
Weighted average outstanding shares of Common Stock diluted	101,464,325	106,360,657	97,460,676

Net income (loss) per share - diluted	$0.62	$1.33	$(0.02)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	2019	2018	2017
Common Stock options	1,657,437	1,019,930	545,693
Restricted stock units	50,113	87,720	537
Performance share units	9,704	84,809	—

The prior period information has been revised. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 22. Stock Compensation
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
In connection with our IPO, the Board adopted, and our shareholders approved, the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, (the “Omnibus Equity Plan”). Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our Common Stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).
Share-based compensation expense included in SG&A expenses totaled $13.3 million, $15.1 million, and $19.8 million in 2019, 2018, and 2017, respectively. We recognized a windfall tax benefit of $12.7 million in 2017, which included a benefit of $14.1 million in the U.S., offset by disallowances in our foreign subsidiaries of $1.4 million. There were no material related tax benefits for the years 2019 or 2018. As of December 31, 2019, there was $24.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.
Stock Options – Generally, stock option awards vest ratably each year on the anniversary date over a 3 to 5-year period, have an exercise term of 10 years, and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.
When options are granted, we calculate the fair value of common and Class B-1 Common Stock options using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.
Key assumptions used in the valuation models were as follows for the years ended December 31:

	2019	2018	2017
Expected volatility	37.90% - 40.02%	34.81% - 39.68%	37.36% - 42.83%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.50 - 6.50	5.50 - 6.50	5.50 - 6.50
Weighted average grant date fair value	$8.32	$12.98	$11.51
Risk free rate	1.79% - 2.50%	2.04% - 2.96%	1.83% - 2.19%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2017	5,156,976	$20.40
Issued upon conversion of class B-1 Common Stock	2,494,553	11.13
Granted	505,122	27.78
Exercised	(2,781,055)	11.67
Forfeited	(448,928)	15.01
Balance as of December 31, 2017	4,926,668	$14.56
Granted	838,912	32.16
Exercised	(1,548,484)	13.79
Forfeited	(884,391)	18.8
Balance as of December 31, 2018	3,332,705	$18.22
Granted	443,170	20.94
Exercised	(641,706)	10.56
Forfeited	(301,370)	26.07
Balance as of December 31, 2019	2,832,799	$19.55	$17.0	5.9

Exercisable as of December 31, 2019	1,755,821	$16.47	$14.6	4.6

RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally 12 to 60 months from issuance. Once vested, the recipient will receive one share of Common Stock for each restricted stock unit. Prior to the IPO, the grant-date fair value per share used for RSUs was determined using the aggregate value of our common equity, as determined by a third-party valuation firm, as of the most recent calendar quarter-end and applying a 10% discount based upon reflecting the differential economic rights and preferences of the Preferred or the ESOP common shares relative to the common shares, with that amount rounded down to the nearest whole percent. After the IPO, the grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method. In February 2018, we granted 314,267 RSUs to our then Chairman of the Board and interim CEO which vested daily through the first anniversary of the date of grant, subject to continuous employment. On June 30, 2018, 208,364 RSUs were forfeited at the end of his interim service.
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2017	385,220	$22.00
Granted	365,972	28.89
Vested	(175,110)	18.40
Forfeited	(13,714)	26.02
Balance as of December 31, 2017	562,368	$27.51
Granted	766,927	29.14
Vested	(124,560)	25.21
Forfeited	(530,867)	29.69
Balance as of December 31, 2018	673,868	$28.07
Granted	952,801	20.07
Vested	(232,666)	30.08
Forfeited	(154,498)	23.38
Balance as of December 31, 2019	1,239,505	$22.13

PSUs – In 2018 and 2019, we issued PSUs pursuant to the Omnibus Equity Plan. The PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
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
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2018	—	$—
Granted	193,763	31.60
Forfeited	(19,093)	33.31
Balance as of December 31, 2018	174,670	$31.41
Granted	401,935	22.21
Forfeited	(65,832)	25.24
Balance as of December 31, 2019	510,773	$24.97

Note 23. Impairment and Restructuring Charges
During 2019, 2018 and 2017, we engaged in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures.

Asset impairment charges were recorded in addition to our restructuring costs. In 2019, the asset impairment charges were primarily related to ROU assets held by operations impacted by restructuring. During 2018 and 2017, lease costs were recorded within other exit costs in the tables below in accordance with effective restructuring and leasing guidance during those time periods.
The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2019
Severance costs	$3,595	$5,391	$3,542	$1,012	$13,540
Other exit costs	(220)	634	1,027	(55)	1,386
Total restructuring costs	3,375	6,025	4,569	957	14,926
Impairments	3,926	157	2,542	—	6,625
Total impairment and restructuring charges	$7,301	$6,182	$7,111	$957	$21,551
Year Ended December 31, 2018
Severance costs	$2,779	$5,877	$2,884	$226	$11,766
Other exit costs	1,460	256	4,286	(1,670)	4,332
Total restructuring costs	4,239	6,133	7,170	(1,444)	16,098
Impairments	694	(22)	—	558	1,230
Total impairment and restructuring charges	$4,933	$6,111	$7,170	$(886)	$17,328
Year Ended December 31, 2017
Severance costs	$6,829	$1,915	$91	$657	$9,492
Other exit costs	1,634	206	(140)	385	2,085
Total restructuring costs	8,463	2,121	(49)	1,042	11,577
Impairments	8	1,471	—	—	1,479
Total impairment and restructuring charges	$8,471	$3,592	$(49)	$1,042	$13,056

Short-term restructuring accruals are recorded in accrued expenses and totaled $6.1 million and $6.6 million as of December 31, 2019 and December 31, 2018, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $1.0 million and $2.0 million as of December 31, 2019 and December 31, 2018, respectively.
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
December 31, 2019
Severance costs	$5,352	$13,540	$(13,578)	$5,314
Other exit costs	3,287	1,386	(2,944)	1,729
Total	$8,639	$14,926	$(16,522)	$7,043
December 31, 2018
Severance costs	$7,232	$11,766	$(13,646)	$5,352
Other exit costs	3,807	4,332	(4,852)	3,287
Total	$11,039	$16,098	$(18,498)	$8,639
December 31, 2017
Severance costs	$836	$9,492	$(3,096)	$7,232
Other exit costs	4,183	2,085	(2,461)	3,807
Total	$5,019	$11,577	$(5,557)	$11,039

The prior period information has been reclassified to conform to current period presentation.

Note 24. Interest Expense
Interest expense is net of capitalized interest. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $2.5 million, $1.8 million, and $0.9 million in 2019, 2018, and 2017, respectively. We made interest payments of $71.2 million, $68.9 million, and $66.1 million in 2019, 2018 and 2017, respectively. Interest expense also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.
Note 25. Other (Income) Expense
The table below summarizes the amounts included in other (income) expense in the accompanying consolidated statements of operations:

(amounts in thousands)	2019	2018	2017
Pension benefit expense	$10,738	$6,975	$12,616
Foreign currency (gain) loss	(7,361)	(11,258)	11,429
Legal settlement income	(1,247)	(7,541)	(2,456)
Gain on sale of business	(2,814)	—	—
Other items	(725)	(2,296)	(2,482)
Gain on previously held shares of an equity investment	—	(20,767)	—
Loss on debt extinguishment	—	—	23,262
Settlement of contract escrow	—	—	(2,247)
Total other (income) expense	$(1,409)	$(34,887)	$40,122

The gain on previously held shares of an equity investment relates to an equity method investment that was remeasured on the date we acquired the company in 2018.
The prior period information has been revised and reclassified to conform to current period presentation. Please refer to Note 32 - Revision of Prior Period Financial Statements.
Note 26. Derivative Financial Instruments
All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 27 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $91.6 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $29.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $116.5 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market losses of $9.8 million in the year ended December 31, 2019, gains of $7.8 million in the year ended December 31, 2018, and losses of $6.3 million in the year ended December 31, 2017.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 15 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which was being amortized as interest expense over the pre-termination life of the interest rate swaps. As of December 31, 2019, the loss on termination has been fully amortized. The unamortized, pre-tax balance of this loss recorded in consolidated other comprehensive income (loss) was $1.3 million and $3.4 million at December 31, 2018 and 2017, respectively.
The interest rate swap agreements were designated as cash flow hedges and, prior to their termination in December 2017, effectively changed the LIBOR-based portion of the interest rate (or “base rate”) on a portion of the debt outstanding under our Term Loan Facility to the weighted average fixed rates. For the period of December 2016 to December 2017, the weighted average rate was 2.188%, on a notional value of $914,250.
We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $1.3 million, $2.1 million and $8.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the year ended December 31, 2019.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,372	$8,234
Interest rate cap contracts	Other assets	6	—

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$4,068	$1,161

Note 27. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$—	$—	$—	$—	$—	$—
Derivative assets, recorded in other current assets	1,372	1,372	—	1,372	—	—
Derivative assets, recorded in other assets	6	6	—	6	—	—
Pension plan assets:
Cash and short-term investments	8,787	8,787	—	8,787	—	—
U.S. Government and agency obligations	25,206	25,206	25,206	—	—	—
Corporate and foreign bonds	104,430	104,430	—	104,430	—	—
Equity securities	28,249	28,249	28,249	—	—	—
Mutual funds	70,230	70,230	—	70,230	—	—
Common and collective funds	132,600	132,600	—	—	—	132,600
Liabilities:
Senior notes	$800,000	$823,500	$—	$823,500	$—	$—
Term loans	591,153	593,932	—	593,932	—	—
Derivative liabilities, recorded in accrued expenses and deferred credits	4,068	4,068	—	4,068	—	—

	December 31, 2018
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$30	$30	$—	$30	$—	$—
Derivative assets, recorded in other current assets	8,234	8,234	—	8,234	—	—
Pension plan assets:
Cash and short-term investments	7,254	7,254	—	7,254	—	—
U.S. Government and agency obligations	24,622	24,622	24,622	—	—	—
Corporate and foreign bonds	90,490	90,490	—	90,490	—	—
Equity securities	22,378	22,378	22,378	—	—	—
Mutual funds	60,099	60,099	—	60,099	—	—
Common and collective funds	110,596	110,596	—	—	—	110,596
Liabilities:
Senior notes, recorded in long-term debt	$800,000	$692,000	$—	$692,000	$—	$—
Term loans, recorded in long-term debt and current maturities of long-term debt	474,058	455,545	—	455,545	—	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,161	1,161	—	1,161	—	—

(1)
Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds. Redemption of these funds is not subject to restriction.

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate cap contracts. See Note 26- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	December 31, 2019
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Closed operations	$988	$988	$—	$—	$988	$1,586
Total	$988	$988	$—	$—	$988	$1,586

	December 31, 2018
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Continuing operations	$48	$48	$—	$—	$48	$175
Total	$48	$48	$—	$—	$48	$175

Note 28. Commitments and Contingencies
Litigation – We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. Legal judgments and estimated settlements have been included in accrued expenses in the accompanying consolidated balance sheets. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we assess the potential liability related to pending litigation and claims and revise our accruals, if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
In the opinion of management and based on the liability accruals provided, other than as described below, as of December 31, 2019, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons, Inc. vs JELD-WEN – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.
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
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which is scheduled for hearing by the Fourth Circuit Court of Appeals in May 2020.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019. We have also appealed that ruling.
We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. However, based upon the rulings described above, the Company has recorded charges of $78.6 million associated with these matters. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded. Because the operations acquired from CMI have been fully integrated into the Company’s operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.
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
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company has not yet been served with the complaint but has reviewed the allegations.  The Company believes the claims lack merit and intends to vigorously defend against the action.  Because the lawsuit is in the very initial stages, no assessment as to the likelihood or range of any potential adverse outcome can be made at this time.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop-gap coverage on claims covered by our self-insured domestic employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2019 and December 31, 2018, our accrued liability for self-insured risks was $76.6 million and $73.8 million, respectively.
Indemnifications – At December 31, 2019, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. During 2019, we filed bonds in the amount of $47.7 million related to the Steves and Sons legal proceeding. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	December 31, 2019	December 31, 2018
Self-insurance workers’ compensation	$23,638	$22,312
Legal	48,561	861
Liability and other insurance	16,678	18,988
Environmental	8,186	14,552
Other	5,864	10,009
Total outstanding performance bonds and stand-by letters of credit	$102,927	$66,722

Prior period balances in the table above have been reclassified to conform to current period presentation.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.7 million and $0.5 million as of December 31, 2019 and December 31, 2018, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets. No long-term environmental liabilities were recorded at either December 31, 2019 or December 31, 2018.
Everett, Washington WADOE Action – In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment. We are currently working with WADOE to finalize our RI/FS (Remedial Investigation and Feasibility Study), and, once final, we will develop the CAP. We estimate the remaining cost to complete our RI/FS and develop the CAP at $0.5 million, which we have fully accrued. However, because we cannot at this time reasonably estimate the cost associated with any remedial actions we would be required to undertake, we have not provided accruals for any remedial action in our accompanying consolidated financial statements.
Towanda, Pennsylvania Consent Order – In 2015, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 1995 Consent Decree between CMI’s predecessor Masonite, Inc. and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2022. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2022, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
Employee Stock Ownership Plan – We have historically provided cash to our U.S. ESOP in order to fund required distributions to participants through the repurchase of shares of our Common Stock. Following our February 2017 IPO, the value of a share of Common Stock held through the ESOP is now based on our public share price. We do not anticipate that we will fund future distributions.
Purchase Obligations - As of December 31, 2019, we have purchase obligations of $9.0 million due in 2020 and $3.9 million due in 2021-2024. These purchase obligations are primarily relating to raw materials purchase agreements and software hosting services. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.

Note 29. Employee Retirement and Pension Benefits
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
The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2019	2018	2017
Service cost	$4,890	$4,170	$3,870
Interest cost	14,861	13,180	13,371
Expected return on plan assets	(18,622)	(20,769)	(17,940)
Amortization of net actuarial pension loss	8,919	9,314	12,680
Pension benefit expense	$10,048	$5,895	$11,981

Discount rate used to determine benefit costs	4.27%	3.47%	3.94%
Expected long-term rate of return on assets	6.25%	6.25%	6.25%
Compensation increase rate	N/A	N/A	N/A

In October 2019, the Society of Actuaries released the PRI-2012 Mortality Tables (update to RP-2014 mortality tables), which were adopted in 2019 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2019. We adopted the use of Scale MP-2019 as of December 31, 2019 as it represents our best estimate of future mortality improvement projection experience as of the measurement date.
We developed the discount rate based on the plan’s expected benefit payments using the Willis Towers Watson RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 3.31% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.
Pension benefit expense from amortization of net actuarial pension loss is estimated to be $7.2 million in 2020.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment committee. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets increased in 2019 due primarily to investment returns and contributions in excess of our benefit payments and decreased in 2018 due primarily to investment losses and benefit payments in excess of our discretionary contributions.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2019	2018
Balance as of January 1,	$302,763	$339,751
Actual return on plan assets	69,767	(20,466)
Company contribution	7,760	4,125
Benefits paid	(16,751)	(15,965)
Administrative expenses paid	(4,962)	(4,682)
Balance at period end	$358,577	$302,763

The plan’s investments as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - U.S. benefit plan	2019	2018
Equity securities	7.9	7.4
Debt securities	36.1	38.0
Other	56.0	54.6
	100.0	100.0

The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2019	2018
Balance as of January 1,	$383,936	$435,696
Service cost	4,890	4,170
Interest cost	14,861	13,180
Actuarial loss	51,434	(48,463)
Benefits paid	(16,751)	(15,965)
Administrative expenses paid	(4,962)	(4,682)
Balance at period end	$433,408	$383,936
Discount rate	3.31%	4.27%
Compensation increase rate	N/A	N/A

As of December 31, 2019, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2020	$19,444
2021	19,284
2022	20,040
2023	20,687
2024	21,329
2025-2029	112,907

The company made cash contributions to the plan of $7.8 million and $4.1 million for the year ended December 31, 2019 and 2018, respectively. During fiscal year 2020, we expect to make cash contributions to the plan of approximately $8.1 million.

The plan’s accumulated benefit obligation of $433.4 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2019	2018
Projected benefit obligation at end of period	$433,408	$383,936
Fair value of plan assets at end of period	(358,577)	(302,763)
Unfunded pension liability	$74,831	$81,173

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive (income) loss - U.S. benefit plan	2019	2018	2017
Net actuarial pension loss beginning of period	$96,090	$112,632	$127,982
Amortization of net actuarial loss	(8,919)	(9,314)	(12,680)
Net loss (gain) occurring during year	288	(7,228)	(2,670)
Net actuarial pension loss at end of period	87,459	96,090	112,632
Tax benefit	(3,145)	(5,344)	(9,583)
Net actuarial pension loss at end of period, net of tax	$84,314	$90,746	$103,049

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

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2019	2018	2017
Service cost	$2,386	$2,070	$1,668
Interest cost	1,398	1,417	1,272
Expected return on plan assets	(589)	(833)	(700)
Amortization of net actuarial pension loss	225	189	145
Pension benefit expense	$3,420	$2,843	$2,385

Discount rate	0.6% - 8.5%	0.2% - 9.0%	0.8% - 7.2%
Expected long-term rate of return on assets	0.0% - 5.8%	0.0% - 5.3%	0.0% - 5.7%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%	0.5% - 7.0%

Non-U.S. pension benefit expenses from amortization of net actuarial pension losses are estimated to be $0.4 million in 2020.

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2019	2018
Balance as of January 1,	$12,676	$15,994
Actual return on plan assets	1,398	(33)
Company contribution	236	250
Benefits paid	(3,272)	(2,046)
Administrative expenses paid	(21)	(25)
Cumulative translation adjustment	(93)	(1,464)
Balance at period end	$10,924	$12,676

The investments of the non-U.S. plans as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - Non-U.S. benefit plans	2019	2018
Equity securities	45.8	48.4
Debt securities	20.7	20.8
Other	33.5	30.8
	100.0	100.0

The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2019	2018
Balance as of January 1,	$42,803	$41,406
Pension obligation acquired	—	4,891
Service cost	2,655	2,242
Interest cost	1,405	956
Actuarial loss	6,084	776
Benefits paid	(5,240)	(4,481)
Administrative expenses paid	(21)	(25)
Cumulative translation adjustment	21	(2,962)
Balance at period end	$47,707	$42,803

Discount rate	0.6% - 8.5%	0.2% - 9.0%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%

As of December 31, 2019, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2020	$3,012
2021	2,696
2022	2,540
2023	2,789
2024	3,694
2025-2029	14,437

The accumulated benefit obligations of $39.5 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $13.7 million to the non-U.S. plans in 2020.

The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2019	2018
Projected benefit obligation at end of period	$47,707	$42,803
Fair value of plan assets at end of period	(10,924)	(12,676)
Net pension liability	$36,783	$30,127

Long-term unfunded pension liability	$33,106	$26,349
Current portion	5,605	5,295
Total unfunded pension liability	$38,711	$31,644

Total overfunded pension liability	$1,928	$1,517

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets and is equal to the expected employer contributions in the following year. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive income (loss) - Non-U.S. benefit plans	2019	2018	2017
Net actuarial pension loss beginning of period	$7,450	$7,359	$6,781
Amortization of net actuarial loss	(553)	(1,442)	(149)
Net gain occurring during year	5,232	1,462	742
Cumulative translation adjustment	108	71	(15)
Net actuarial pension loss at end of period	12,237	7,450	7,359
Tax benefit	(2,958)	(1,911)	(1,886)
Net actuarial pension loss at end of period, net of tax	$9,279	$5,539	$5,473

Other Defined Contribution Plans –We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $1.3 million and $2.6 million, respectively, at December 31, 2019 and December 31, 2018. The total compensation expense for non-U.S. defined contribution plans was $24.6 million in 2019, $27.0 million in 2018, and $23.8 million in 2017.

Note 30. Supplemental Cash Flow Information

(amounts in thousands)	2019	2018	2017
Cash Operating Activities:
Operating leases	$55,141	$—	$—
Finance leases	131	—	—
Cash paid for amounts included in the measurement of lease liabilities	$55,272	$—	$—

Cash Investing Activities:
Issuances of notes receivable	$(58)	$(77)	$(61)
Cash received on notes receivable	469	351	2,052
Change in notes receivable	$411	$274	$1,991

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$10,439	$6,961	$15,099
Property, equipment and intangibles purchased for debt	40,323	32,262	791
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	—	—	183
Customer accounts receivable converted to notes receivable	565	110	393

Cash Financing Activities:
Proceeds from issuance of new debt, net of discount	$124,375	$38,823	$1,240,000
Borrowings on long-term debt	3,249	104,419	5,334
Payments of long-term debt	(113,859)	(72,422)	(1,618,641)
Payments of debt issuance and extinguishment costs, including underwriting fees	(664)	(352)	(16,358)
Change in long-term debt	$13,101	$70,468	$(389,665)

Cash paid for amounts included in the measurement of finance lease liabilities	$917	$—	$—

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$4,948	$2,757	$2,662
Prepaid ERP costs funded through short-term debt borrowings	3,919	—	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	469	7	569
Accounts payable converted to installment notes	757	12,886	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$26,656	$46,295	$22,532
Cash interest paid	71,181	68,892	66,060

Note 31. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. “CMD”, a subsidiary, which was part of our North America segment, for $6.5 million. A minority shareholder of the buying group also serves on our Board of Directors. The impact of this sale was a gain of $2.8 million in the year ended December 31, 2019 included within other expense (income) in the consolidated statement of operations. Included in the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. As of December 31, 2019, the remaining balance is $4.1 million, which is included within our disclosures regarding purchase obligations. At December 31, 2019, there is no amount due from the related party. This sale did not have a material impact on our results of operations.

Acquired lease – As part our acquisition of VPI, we assumed operating leases on two buildings. The leases are with a former shareholder of VPI, are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value to $3.9 million at December 31, 2019.
Note 32. Revision of Prior Period Financial Statements
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
Using the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated whether our previously issued consolidated financial statements were materially misstated due to these errors and other accumulated misstatements. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effects of these errors and other accumulated misstatements were not material individually or in the aggregate to any previously reported quarterly or annual period.
We have revised the prior period financial statements included in this filing to reflect the correction of these errors and other accumulated misstatements.

	Twelve months ended
	December 31, 2017
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Cost of sales	$2,914,327	$1,905	$2,916,232
Gross margin	$849,422	$(1,905)	$847,517
Selling, general and administrative	$572,458	$546	$573,004
Operating income (loss)	$263,908	$(2,451)	$261,457
Other (income) expense	$15,857	$1,003	$16,860
Income before taxes, equity earnings and discontinued operations	$145,755	$(3,454)	$142,301
Income tax expense (benefit)	$138,603	$(785)	$137,818
Income from continuing operations, net of tax	$7,152	$(2,669)	$4,483
Net income	$10,791	$(2,669)	$8,122
Net income (loss) attributable to common shareholders	$329	$(2,669)	$(2,340)

Weighted Average Common Shares:
Basic	97,460,676	—	97,460,676
Diluted	101,462,135	(4,001,459)	97,460,676
Income (loss) per share from continuing operations:
Basic	$—	$(0.02)	$(0.02)
Diluted	$—	$(0.02)	$(0.02)
Net income (loss) per share:
Basic	$—	$(0.02)	$(0.02)
Diluted	$—	$(0.02)	$(0.02)

	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Consolidated Balance Sheet:
Accounts receivable, net	$471,655	$188	$471,843
Inventories	$513,238	$(4,739)	$508,499
Other current assets	$48,961	$(287)	$48,674
Total current assets	$1,151,477	$(4,838)	$1,146,639
Deferred tax assets	$207,065	$1,997	$209,062
Other assets	$37,615	$(689)	$36,926
Total assets	$3,051,055	$(3,530)	$3,047,525
Accounts payable	$250,281	$(303)	$249,978
Accrued payroll and benefits	$114,784	$234	$115,018
Accrued expenses and other current liabilities	$250,274	$2,036	$252,310
Total current liabilities	$670,269	$1,967	$672,236
Deferred credits and other liabilities(1)	$72,038	$672	$72,710
Deferred tax liabilities	$10,457	$21	$10,478
Total liabilities	$2,283,248	$2,660	$2,285,908
Retained earnings	$253,041	$(6,208)	$246,833
Accumulated other comprehensive loss	$(144,823)	$18	$(144,805)
Total shareholders' equity attributable to common shareholders	$767,824	$(6,190)	$761,634
Total shareholders' equity(1)	$767,807	$(6,190)	$761,617
Total liabilities and shareholders’ equity	$3,051,055	$(3,530)	$3,047,525

(1)	Non-controlling interest of $17 at December 31, 2018 has been reclassified to Deferred credits and other liabilities to conform to the current year’s presentation.

	Twelve months ended
	December 31, 2018
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$4,346,703	$144	$4,346,847
Cost of sales	$3,422,969	$5,342	$3,428,311
Gross margin	$923,734	$(5,198)	$918,536
Selling, general and administrative	$733,748	$418	$734,166
Operating income (loss)	$172,658	$(5,616)	$167,042
Other (income) expense(1)	$(12,970)	$(1,063)	$(14,033)
Income before taxes and equity earnings	$135,577	$(4,553)	$131,024
Income tax expense (benefit)	$(7,958)	$(2,100)	$(10,058)
Income from continuing operations, net of tax	$143,535	$(2,453)	$141,082
Net income	$144,273	$(2,453)	$141,820
Net income (loss) attributable to common shareholders(1)	$144,360	$(2,453)	$141,907

Weighted Average Common Shares:
Basic	104,530,572	—	104,530,572
Diluted	106,360,657	—	106,360,657
Income (loss) per share from continuing operations:
Basic	$1.38	$(0.02)	$1.36
Diluted	$1.36	$(0.03)	$1.33
Net income (loss) per share:
Basic	$1.38	$(0.02)	$1.36
Diluted	$1.36	$(0.03)	$1.33

(1)	Non-controlling interest of $87 for the twelve months ended December 31, 2018 has been reclassified to Other (income) expense to conform to the current year’s presentation.

Consolidated Statement of Cash Flow
The errors did not impact the subtotals for cash flows from operating activities, investing activities, or financing activities for any of the periods affected.

Reconciliation of pre-tax net income (loss) to Note 18 - Segment Information, Adjusted EBITDA

	Twelve months ended
	December 31, 2017
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$10,791	$(2,669)	$8,122
Income tax (benefit) expense	$138,603	$(785)	$137,818
Non-cash foreign exchange transaction/translation (income) loss	$(2,181)	$1,003	$(1,178)
Adjusted EBITDA	$437,613	$(2,451)	$435,162

	Twelve months ended
	December 31, 2018
(amounts in thousands)	As Reported	Correction	As Revised
Net income	$144,273	$(2,453)	$141,820
Income tax (benefit) expense	$(7,958)	$(2,100)	$(10,058)
Non-cash foreign exchange transaction/translation (income) loss	$8	$(1,275)	$(1,267)
Other items	$117,933	$(300)	$117,633
Adjusted EBITDA	$465,346	$(6,128)	$459,218

Segment Information: Adjusted EBITDA

	Twelve months ended
	December 31, 2017
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$273,594	$132,929	$74,706	$481,229	$(43,616)	$437,613
Correction	(402)	(1,729)	(320)	(2,451)	—	(2,451)
As Revised	$273,192	$131,200	$74,386	$478,778	$(43,616)	$435,162

	Twelve months ended
	December 31, 2018
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$278,975	$129,202	$91,172	$499,349	$(34,003)	$465,346
Correction	551	(6,392)	(287)	(6,128)	—	(6,128)
As Revised	$279,526	$122,810	$90,885	$493,221	$(34,003)	$459,218

Note 33. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are as follows:

	Three Months Ended
	Mar. 30, 2019(1)(2)	Jun. 29, 2019(2)	Sep. 28, 2019	Dec. 31, 2019
	(dollars in thousands)
Statements of Operations Data:
Net revenues	$1,010,260	$1,118,987	$1,091,953	$1,068,561
Gross margin	208,129	240,219	223,785	200,406
Operating income	40,310	57,900	54,426	37,778
Income before taxes and equity earnings	26,126	34,537	39,542	19,840
Net income	15,777	22,356	17,042	7,796

Net income per share basic	$0.16	$0.22	$0.17	$0.08
Net income per share diluted	$0.16	$0.22	$0.17	$0.08

(1)	We plan to revise the three months ended March 30, 2019 in connection with future filings. Refer to Note 32 - Revision of Prior Period Financial Statements.

(2)	The prior period information has been reclassified to conform to current period presentation.

	Three Months Ended(1)(2)
	Mar. 31, 2018	Jun. 30, 2018	Sep. 29, 2018	Dec. 31, 2018
	(dollars in thousands)
Statements of Operations Data:
Net revenues	$946,165	$1,172,465	$1,136,478	$1,091,739
Gross margin	204,586	248,102	241,475	224,373
Operating income	36,730	70,264	7,293	52,755
Income before taxes and equity earnings	35,538	57,449	(3,049)	41,173
Net income	40,404	34,776	28,637	38,090

Net income per share basic	$0.38	$0.33	$0.27	$0.37
Net income per share diluted	$0.37	$0.32	$0.27	$0.37

(1)
We have revised the prior period information for the three months ended March 31, 2018, June 30, 2018, September 29, 2018 and December 31, 2018 to reflect the correction of errors and other accumulated misstatements disclosed in Note 32 - Revision of Prior Period Financial Statements.

(2)	The prior period information has been reclassified to conform to current period presentation.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2019	2018	2017
Selling, general and administrative	$15,397	$15,924	$23,457
Equity in earnings of subsidiaries	77,950	157,429	31,191
Other (income) expense
Interest income	(32)	(36)	(35)
Interest expense	12	45	73
Other	(398)	(411)	(426)
Income before taxes	62,971	141,907	8,122
Income tax (benefit) expense	—	—	—
Net income	$62,971	$141,907	$8,122

Comprehensive income (loss):
Net income	$62,971	$141,907	$8,122
Other comprehensive (loss) income, net of tax
Equity in comprehensive (loss) income of subsidiaries	(6,470)	(50,312)	102,689
Total other comprehensive (loss) income, net of tax	(6,470)	(50,312)	102,689
Total comprehensive income	$56,501	$91,595	$110,811

See accompanying notes to the Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,818	$2,289
Receivable from subsidiaries	—	1,000
Other current assets	10	20
Total current assets	4,828	3,309
Property and equipment, net	3,074	3,202
Investment in subsidiaries	959,001	903,504
Long-term notes receivable	35	147
Total assets	$966,938	$910,162
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$510	$37
Current payable to subsidiaries	2,431	2,649
Accrued expenses and other current liabilities	430	75
Notes payable and current maturities of long-term debt	205	757
Total current liabilities	3,576	3,518
Long-term debt	—	205
Total liabilities	3,576	3,723
Commitments and contingencies (Note 5)
Shareholders’ equity
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019; 900,000,000 shares authorized, par value $0.01 per share, 101,310,862 shares outstanding as of December 31, 2018	1,007	1,013
Additional paid-in capital	671,772	658,593
Retained earnings	290,583	246,833
Total shareholders’ equity	963,362	906,439
Total liabilities, convertible preferred shares, and shareholders’ equity	$966,938	$910,162

See accompanying notes to the Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$62,971	$141,907	$8,122
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	128	161	139
Income from subsidiaries investment	(77,950)	(157,429)	(31,191)
Other items, net	436	538	191
Stock-based compensation	13,315	15,052	19,785
Net change in operating assets and liabilities, net of effect of acquisitions:
Receivables and payables from subsidiaries	19,564	123,366	(24,020)
Other assets	10	(5)	(15)
Accounts payable and accrued expenses	829	(859)	(882)
Net cash (used in) provided by operating activities	19,303	122,731	(27,871)
INVESTING ACTIVITIES
Additional Investment in subsidiaries	—	—	(480,306)
Cash received on notes receivable	—	—	17
Proceeds from sales of subsidiaries' shares	—	—	30,181
Distribution received from subsidiaries	2,000	1,500	1,000
Net cash provided by (used in) investing activities	2,000	1,500	(449,108)
FINANCING ACTIVITIES
Payments of long-term debt	(757)	(982)	(861)
Employee note repayments	—	39	26
Common stock issued for exercise of options	1,977	201	1,029
Common stock repurchased	(19,994)	(125,030)	—
Proceeds from sale of common stock, net of underwriting fees and commissions	—	—	480,306
Payments associated with initial public offering	—	—	(2,066)
Net cash (used in) provided by financing activities	(18,774)	(125,772)	478,434

Net increase (decrease) in cash and cash equivalents	2,529	(1,541)	1,455
Cash, cash equivalents and restricted cash, beginning	2,289	3,830	2,375
Cash, cash equivalents and restricted cash, ending	$4,818	$2,289	$3,830

See accompanying notes to the Condensed Financial Information

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
Depreciation is generally provided over the following estimated useful service lives:

Buildings	15 - 45 years

Note 2. Property and Equipment, Net

(amounts in thousands)	2019	2018
Buildings	$3,632	$3,632
Total depreciable assets	3,632	3,632
Accumulated depreciation	(558)	(430)
Total property and equipment, net	$3,074	$3,202

Depreciation expense was $0.1 million in the years ended December 31, 2019, $0.2 million in the year ended 2018, and $0.1 million in the year ended 2017.

Note 3. Long-Term Debt

(amounts in thousands)	2019 Year-end Effective Interest Rate	2019	2018
Installment notes for stock	4.75%	$205	$962
Current maturities of long-term debt		(205)	(757)
Long-term debt		$—	$205

Maturities by year:
2020	$205
2021	—
2022	—
2023	—
2024	—
Thereafter	—
$205

Installment Notes for Stock - We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 10 years depending on the amount with payments through 2020. As of December 31, 2019, we had $0.2 million outstanding under these notes.
Note 4. Stock Compensation

For discussion of stock compensation expense of the Parent Company and its subsidiaries, see Note 22 - Stock Compensation, to the consolidated financial statements.
Note 5. Commitments and Contingencies

For discussion of the commitments and contingencies of the subsidiaries of the Parent Company see Note 28 - Commitments and Contingencies, to the consolidated financial statements.
Note 6. Supplemental Cash Flow

(amounts in thousands)	2019	2018	2017
Non-cash Investing Activities:
Notes receivable and accrued interest from employees and directors settled with return of JWH stock	$—	$—	$183
Dividend from subsidiary settled with payable to subsidiary	22,090	132,295	—

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$469	$7	$569
Costs associated with initial public offering formerly capitalized in prepaid expenses	—	—	5,857