Form 10-Q
period 2020-03-28
JELD-WEN Holding, Inc.
filed 2020-05-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 100,474,713 shares of Common Stock, par value $0.01 per share, outstanding as of May 4, 2020.

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

BBSY	Bank Bill Swap Bid Rate
Bylaws	Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 28, 2020	March 30, 2019
Net revenues	$979,187	$1,010,260
Cost of sales	784,818	802,131
Gross margin	194,369	208,129
Selling, general and administrative	172,584	164,100
Impairment and restructuring charges	6,545	3,719
Operating income	15,240	40,310
Interest expense, net	16,604	17,656
Other income	(2,331)	(3,472)
Income before taxes	967	26,126
Income tax expense	1,197	10,349
Net income (loss)	$(230)	$15,777

Weighted average common shares outstanding:
Basic	100,646,850	100,643,509
Diluted	100,646,850	101,461,293
Net income (loss) per share
Basic	$—	$0.16
Diluted	$—	$0.16

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Net income (loss)	$(230)	$15,777
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net tax of $0	(53,639)	(12,046)
Interest rate hedge adjustments, net of tax (benefit) expense of $0 and ($112), respectively	—	550
Defined benefit pension plans, net of tax expense of $1,060 and $771, respectively	2,763	1,454
	(50,876)	(10,042)
Comprehensive income (loss)	$(51,106)	$5,735

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 28, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$214,297	$225,962
Restricted cash	312	3,914
Accounts receivable, net	539,252	469,762
Inventories	524,022	505,078
Other current assets	59,436	38,562
Total current assets	1,337,319	1,243,278
Property and equipment, net	829,730	864,375
Deferred tax assets	181,642	183,837
Goodwill	587,043	602,500
Intangible assets, net	237,233	250,327
Operating lease assets, net	200,472	202,053
Other assets	33,139	34,962
Total assets	$3,406,578	$3,381,332
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$281,863	$294,951
Accrued payroll and benefits	124,600	109,386
Accrued expenses and other current liabilities	287,321	298,603
Current maturities of long-term debt	64,740	65,846
Total current liabilities	758,524	768,786
Long-term debt	1,547,115	1,451,526
Unfunded pension liability	105,281	107,937
Operating lease liability	164,296	164,026
Deferred credits and other liabilities	68,731	67,682
Deferred tax liabilities	8,863	9,288
Total liabilities	2,652,810	2,569,245
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,487,485 shares outstanding as of March 28, 2020; 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019	1,005	1,007
Additional paid-in capital	675,268	671,772
Retained earnings	279,646	290,583
Accumulated other comprehensive loss	(202,151)	(151,275)
Total shareholders’ equity	753,768	812,087
Total liabilities and shareholders’ equity	$3,406,578	$3,381,332

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	March 28, 2020		March 30, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,668,003	$1,007	101,310,862	$1,013
Shares issued for exercise/vesting of share-based compensation awards	94,471	1	303,093	3
Shares repurchased	(265,589)	(3)	(939,798)	(9)
Shares surrendered for tax obligations for employee share-based transactions	(9,400)	—	(9,335)	—
Balance at period end	100,487,485	$1,005	100,664,822	$1,007
Additional paid-in capital
Balance at beginning of period		$672,445		$659,241
Shares issued for exercise/vesting of share-based compensation awards		—		1,287
Shares surrendered for tax obligations for employee share-based transactions		(237)		(164)
Amortization of share-based compensation		3,733		2,473
Balance at period end		675,941		662,837
Employee stock notes
Balance at beginning of period		(673)		(648)
Net issuances, payments and accrued interest on notes		—		(6)
Balance at period end		(673)		(654)
Balance at period end		$675,268		$662,183
Retained earnings
Balance at beginning of period		$290,583		$246,833
Share repurchased		(4,997)		(14,990)
Adoption of new accounting standard ASU No. 2016-02		—		761
Adoption of new accounting standard ASU No. 2016-13		$(5,710)		—
Net (loss) income		(230)		15,777
Balance at period end		$279,646		$248,381
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(151,275)		$(144,805)
Foreign currency adjustments		(53,639)		(12,046)
Unrealized gain on interest rate hedges		—		550
Net actuarial pension gain		2,763		1,454
Balance at period end		$(202,151)		$(154,847)

Total shareholders’ equity at period end		$753,768		$756,724

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income (loss)	$(230)	$15,777
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	33,446	30,898
Deferred income taxes	604	(2,377)
(Gain) loss on sale of business units, property and equipment	(2,073)	614
Adjustment to carrying value of assets	4,254	1,634
Amortization of deferred financing costs	492	490
Stock-based compensation	3,733	2,596
Contributions to U.S. pension plan	(1,619)	(1,375)
Amortization of U.S. pension expense	2,225	2,225
Other items, net	13,382	(8,212)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(95,477)	(89,359)
Inventories	(32,686)	(33,745)
Other assets	(17,840)	(7,502)
Accounts payable and accrued expenses	20,389	53,537
Change in short term and long-term tax liabilities	(5,175)	6,841
Net cash used in operating activities	(76,575)	(27,958)
INVESTING ACTIVITIES
Purchases of property and equipment	(22,635)	(19,836)
Proceeds from sale of business units, property and equipment	7,775	382
Purchase of intangible assets	(7,521)	(12,023)
Purchases of businesses, net of cash acquired	—	(57,486)
Cash received for notes receivable	15	27
Net cash used in investing activities	(22,366)	(88,936)
FINANCING ACTIVITIES
Change in long-term debt	94,995	107,321
Common stock issued for exercise of options	1	1,290
Common stock repurchased	(5,000)	(14,999)
Payments to tax authorities for employee share-based compensation	(706)	(141)
Net cash provided by financing activities	89,290	93,471
Effect of foreign currency exchange rates on cash	(5,616)	63
Net decrease in cash and cash equivalents	(15,267)	(23,360)
Cash, cash equivalents and restricted cash, beginning	229,876	117,623
Cash, cash equivalents and restricted cash, ending	$214,609	$94,263
For further information see Note 23 - Supplemental Cash Flow.

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
We have facilities located in the U.S., Canada, Europe, Australia, Asia, Mexico, and South America. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe, Australia, and Asia.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 28, 2020 and for the three months ended March 28, 2020 and March 30, 2019, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Certain prior year amounts have been reclassified to conform to current year presentation. The consolidated statements of operations and statements of cash flows have been revised to reflect the correction of certain errors and other accumulated misstatements as described in Note 25 - Revision of Prior Period Financial Statements. We do not believe the errors corrected were material to our previously issued financial statements.
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
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $17.9 million and $19.0 million for the three months ended March 28,

2020 and March 30, 2019, respectively. The cost of factoring is reflected in the accompanying unaudited consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
Recently Adopted Accounting Standards – In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the measurement of goodwill impairments, this ASU eliminates Step 2 from the goodwill impairment test, which required the calculation of the implied fair value of goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard in the first quarter of 2020 and the adoption did not have an impact on our unaudited consolidated financial statements as of the date of adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and adds an impairment model that is based on expected losses rather than incurred losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to (Topic 326), Financial Instruments-Credit Losses, (Topic 815), Derivatives and Hedging, and (Topic 825), Financial Instruments, to clarify and address certain items related to the amendments of ASU No. 2016-13. We adopted this standard in the first quarter of 2020 using the modified retrospective approach, which primarily impacted our allowance for doubtful accounts as a result of our analysis of customer historical credit and collections data. Additionally, we recognized a $5.7 million cumulative effect adjustment, net of tax, to retained earnings, which includes a $7.6 million increase to the allowance for doubtful accounts and a $1.9 million net impact to deferred tax assets.
Recent Accounting Standards Not Yet Adopted – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently assessing the impact of this ASU on our consolidated financial statements and disclosures.
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

The fair values of the assets and liabilities acquired of this acquisition are summarized below:

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

The final goodwill of $23.5 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over an estimated weighted average amortization period of 8 years. Acquisition-related costs are expensed as incurred and are included in selling, general and administrative expense in our accompanying unaudited consolidated statements of operations. We incurred acquisition-related costs of $0.2 million during the three months ended March 30, 2019. The purchase price allocation was considered complete as of March 28, 2020.
We evaluated this acquisition quantitatively and qualitatively and determined it to be insignificant. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.
The results of this acquisition are included in our unaudited consolidated financial statements from the date of acquisition.
Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, primarily historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are primarily collateralized by inventory or other collateral.
As of January 1, 2020, we adopted ASC 326 - Measurement of Credit Losses on Financial Instruments on a modified retrospective basis, which increased the allowance for doubtful accounts by $7.6 million on the date of adoption.
At March 28, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $13.0 million and $6.0 million, respectively.

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	March 28, 2020	December 31, 2019
Raw materials	$367,321	$372,289
Work in process	37,371	38,432
Finished goods	119,330	94,357
Total inventories	$524,022	$505,078

Note 5. Property and Equipment, Net

(amounts in thousands)	March 28, 2020	December 31, 2019
Property and equipment	$1,999,308	$2,052,584
Accumulated depreciation	(1,169,578)	(1,188,209)
Total property and equipment, net	$829,730	$864,375

We monitor all property and equipment for any indicators of potential impairment and recorded impairment charges of $0.9 million and $0.9 million during the three months ended March 28, 2020 and March 30, 2019, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Cost of sales	$21,741	$20,669
Selling, general and administrative	2,629	2,407
Total depreciation expense	$24,370	$23,076

Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$247,502	$273,912	$81,086	$602,500
Currency translation	(448)	(4,552)	(10,457)	(15,457)
Balance at end of period	$247,054	$269,360	$70,629	$587,043

Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 28, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$148,025	$(59,049)	$88,976
Software	94,244	(19,645)	74,599
Trademarks and trade names	54,613	(7,729)	46,884
Patents, licenses and rights	40,710	(13,936)	26,774
Total amortizable intangibles	$337,592	$(100,359)	$237,233

	December 31, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,540	$(57,326)	$94,214
Software	92,821	(18,222)	74,599
Trademarks and trade names	58,088	(7,512)	50,576
Patents, licenses and rights	45,392	(14,454)	30,938
Total amortizable intangibles	$347,841	$(97,514)	$250,327

At March 28, 2020, we have capitalized software costs of $62.3 million related to the application development stage of our global ERP system implementation, including $5.4 million during the three months ended March 28, 2020. As of March 28, 2020, we have placed $52.0 million in service and are amortizing the cost of our global ERP system over its estimated useful life of 15 years. In March 2020, we impaired $3.4 million of capitalized software due to delays in implementation of certain ERP modules and the uncertainty of its future.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Amortization expense	$6,603	$5,663

Note 8. Other Assets

(amounts in thousands)	March 28, 2020	December 31, 2019
Cloud computing arrangements	$8,688	$6,374
Customer displays	8,526	11,213
Deposits	6,270	6,440
Long-term notes receivable	4,549	4,614
Overfunded pension benefit obligation	1,784	2,015
Other prepaid expenses	1,319	1,896
Debt issuance costs on unused portion of revolver facility	1,014	1,472
Other long-term accounts receivable	634	563
Other long-term assets	355	375
Total other assets	$33,139	$34,962

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 28, 2020	December 31, 2019
Current portion of legal claims provision	$83,093	$79,332
Accrued sales and advertising rebates	50,255	67,250
Current portion of operating lease liability	42,860	45,254
Non-income related taxes	22,523	23,178
Accrued expenses	22,470	27,993
Current portion of warranty liability (Note 10)	20,397	21,054
Accrued interest payable	16,790	2,126
Current portion of accrued claim costs relating to self-insurance programs	11,894	12,312
Current portion of deferred revenue	8,581	7,986
Current portion of restructuring accrual (Note 17)	4,946	6,051
Current portion of derivative liability (Note 19)	1,667	4,068
Current portion of accrued income taxes payable	1,845	1,999
Total accrued expenses and other current liabilities	$287,321	$298,603

The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 21 - Commitments and Contingencies.
The accrued sales and advertising rebates, accrued interest payable, and non-income related taxes can fluctuate significantly period-over-period due to timing of payments.
The prior period information has been revised. Please refer to Note 25 - Revision of Prior Period Financial Statements.
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	March 28, 2020	March 30, 2019
Balance as of January 1	$49,716	$46,468
Current period expense	4,668	4,344
Liabilities assumed due to acquisition	—	79
Experience adjustments	1,902	904
Payments	(6,476)	(5,602)
Currency translation	(756)	106
Balance at period end	49,054	46,299
Current portion	(20,397)	(20,272)
Long-term portion	$28,657	$26,027

The most significant component of our warranty liability is in the North America segment, which totaled $44.4 million at March 28, 2020, after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $3.0 million.

Note 11. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	March 28, 2020	March 28, 2020	December 31, 2019
(amounts in thousands)	Interest Rate
Senior notes	4.63% - 4.88%	$800,000	$800,000
Term loans	1.30% - 3.94%	586,446	591,153
Finance leases and other financing arrangements	1.90% - 6.00%	108,759	108,613
Mortgage notes	1.65%	27,361	28,175
Revolving credit facilities	2.25% -2.55%	100,000	—
Installment notes for stock	—%	—	205
Unamortized debt issuance costs and original issue discount		(10,711)	(10,774)
		1,611,855	1,517,372
Current maturities of long-term debt		(64,740)	(65,846)
Long-term debt		$1,547,115	$1,451,526
Summaries of our significant changes to outstanding debt agreements as of March 28, 2020 are as follows:
Senior Notes
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Term Loans
U.S. Facility - In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150 million of our term loans. The caps became effective March 29, 2019 and expire December 31, 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At March 28, 2020, the outstanding principal balance, net of original issue discount, was $555.0 million.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of $30.3 million as of March 28, 2020.
Revolving Credit Facilities
ABL Facility - In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which do not have a financial impact. In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding of our seasonal working capital cash requirements given the recent significant impact on global financial markets and economies as a result of the COVID-19 pandemic. As of March 28, 2020, we had $100.0 million in borrowings, $35.6 million in letters of credit and $204.0 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into a AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less bearing interest at BBSY plus a margin of 1.10% and a line fee of 0.50%, compared to BBSY plus a margin of 0.75% and a line fee of 1.15% on the revolving facility limit under the previous amendment. The non-term loan portion of the Australia

Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of March 28, 2020, we had AUD 21.3 million ($12.9 million) available under this facility.
At March 28, 2020, we had combined borrowing availability of $216.9 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At March 28, 2020, we had DKK 185.2 million (or $27.4 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At March 28, 2020, we had $108.8 million outstanding in this category, with maturities ranging from 2020 to 2027.
As of March 28, 2020, we were in compliance with the terms of all of our credit facilities.
Note 12. Income Taxes

The Company has completed its accounting for the income tax effects of the Tax Act. Although the measurement period has effectively ended, additional guidance and regulations continue to be released or finalized. We have considered these ongoing developments and determined that they have no impact on our tax accounts for the three months ended March 28, 2020. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations 123.8% for the three months ended March 28, 2020 compared to 39.6% for the three months ended March 30, 2019. In accordance with ASC 740-270, we recorded tax expense of $1.2 million and $10.3 million from continuing operations for the three months ended March 28, 2020 and March 30, 2019, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The estimated annual effective tax rate for the current year is materially impacted by changes in management’s judgment regarding the realizability of deferred tax assets. Due to the ongoing financial and operational impacts on our business arising from COVID-19 focused in the current year, our ability to realize certain tax benefits related primarily to US foreign tax credits has been impacted. As such, management believes that our existing valuation allowance against these credits as well as our net operating losses at the state level will likely increase through the year as events occur. In accordance with guidance, we have factored the predicted increases as of the balance sheet date into our estimated annual effective tax rate for the current year. To the extent that actual results and/or events differ from our predicted results, we may continue to see effects on our estimated annual effective tax rate.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense related to discrete items included in the tax provision for continuing operations for the three months ended March 28, 2020 and March 30, 2019 was $0.8 million and $1.3 million, respectively. The discrete tax expense of $0.8 million for the three months ended March 28, 2020 was attributable to current period interest expense on uncertain tax positions. The discrete tax expense for the three months ended March 30, 2019 was comprised primarily of $1.1 million of tax expense related to the shortfall recognized from exercises and forfeitures from share-based compensation awards and $0.4 million attributable to current period interest expense on uncertain tax positions, offset by $0.2 million for other matters.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits of $19.8 million and $20.2 million as of March 28, 2020 and December 31, 2019, respectively.

The prior period information has been revised. Please refer to Note 25 - Revision of Prior Period Financial Statements.

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
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 28, 2020
Total net revenues	$587,048	$281,807	$112,972	$981,827	$—	$981,827
Intersegment net revenues	(312)	(314)	(2,014)	(2,640)	—	(2,640)
Net revenues from external customers	$586,736	$281,493	$110,958	$979,187	$—	$979,187
Impairment and restructuring charges	943	2,001	264	3,208	3,337	6,545
Adjusted EBITDA	48,990	23,326	8,725	81,041	(6,533)	74,508
Three Months Ended March 30, 2019
Total net revenues	$565,701	$299,993	$146,520	$1,012,214	$—	$1,012,214
Intersegment net revenues	(596)	(27)	(1,331)	(1,954)	—	(1,954)
Net revenues from external customers	$565,105	$299,966	$145,189	$1,010,260	$—	$1,010,260
Impairment and restructuring charges	1,958	1,309	465	3,732	(13)	3,719
Adjusted EBITDA	52,796	27,638	16,380	96,814	(7,536)	89,278

Reconciliations of net income (loss) to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Net income (loss)	$(230)	$15,777
Income tax expense	1,197	10,349
Depreciation and amortization	33,446	30,898
Interest expense, net	16,604	17,656
Impairment and restructuring charges(1)	6,695	4,103
(Gain) loss on sale of property and equipment	(2,073)	512
Share-based compensation expense	3,733	2,596
Non-cash foreign exchange transaction/translation (income) loss	(1,189)	(3,686)
Other items (2)	16,325	10,408
Other non-cash items	—	665
Adjusted EBITDA	$74,508	$89,278

(1)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated unaudited statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations in the amount of $150 and $384 for the three months ended March 28, 2020 and March 30, 2019, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 17 - Impairment and Restructuring Charges in our financial statements.

(2)
Other non-recurring items not core to ongoing business activity include: (i) in the three months ended March 28, 2020 (1) $11,706 in legal costs and professional expenses relating primarily to litigation, (2) $3,110 in facility closure and consolidation costs related to our facility footprint rationalization program, and (3) $1,235 in one-time lease termination charges; and (ii) in the three months ended March 30, 2019, (1) $4,827 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $2,934 in acquisition and integration costs, and (3) $1,648 in legal costs and professional expenses relating primarily to litigation.

The prior period information has been revised and reclassified to conform with current period presentation. Please refer to Note 25 - Revision of Prior Period Financial Statements.
Note 14. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of preferred stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 28, 2020 and December 31, 2019 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of March 28, 2020, $170.0 million was remaining under the repurchase authorization.
During the three months ended March 28, 2020 and March 30, 2019, we repurchased 265,589 and 939,798 shares, respectively, of our Common Stock for aggregate consideration of $5.0 million and $15.0 million, respectively.
Note 15. Earnings Per Share
The basic and diluted income (loss) per share calculations were determined based on the following share data:

	Three Months Ended
	March 28, 2020	March 30, 2019
Weighted average outstanding shares of Common Stock basic	100,646,850	100,643,509
Restricted stock units, performance share units and options to purchase Common Stock	—	817,784
Weighted average outstanding shares of Common Stock diluted	100,646,850	101,461,293

For the three months ended March 28, 2020, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be anti-dilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income (loss) per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 28, 2020	March 30, 2019
Common Stock options	2,170,131	1,685,101
Restricted stock units	670,493	449,547
Performance share units	206,263	147,552

Note 16. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	March 28, 2020		March 30, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	400,994	$24.54	424,944	$20.94
Options canceled	41,489	$25.15	108,337	$23.81
Options exercised	95,438	$11.89	203,545	$7.80

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	701,727	$18.67	573,815	$20.94
PSUs granted	305,100	$25.50	387,568	$20.94

Stock-based compensation expense was $3.7 million and $2.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively. As of March 28, 2020, we had $42.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.32 years.
Note 17. Impairment and Restructuring Charges
During 2020 and 2019, we engaged in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures.
Asset impairment charges were recorded in addition to our restructuring costs. In the three months ended March 28, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. In the three months ended March 30, 2019, impairment charges were primarily related to ROU assets and property and equipment held by operations impacted by restructuring.
The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 28, 2020
Severance costs	$944	$911	$47	$(10)	$1,892
Other exit costs	(1)	195	217	(12)	399
Total restructuring costs	943	1,106	264	(22)	2,291
Impairments	—	895	—	3,359	4,254
Total impairment and restructuring charges	$943	$2,001	$264	$3,337	$6,545
Three Months Ended March 30, 2019
Severance costs	$531	$1,148	$199	$—	$1,878
Other exit costs	(4)	—	224	(13)	207
Total restructuring costs	527	1,148	423	(13)	2,085
Impairments	1,431	161	42	—	1,634
Total impairment and restructuring charges	$1,958	$1,309	$465	$(13)	$3,719

Short-term restructuring accruals are recorded in accrued expenses and totaled $4.9 million and $6.1 million as of March 28, 2020 and December 31, 2019, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $0.8 million and $1.0 million as of March 28, 2020 and December 31, 2019, respectively.
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
March 28, 2020
Severance costs	$5,314	$1,892	$(3,450)	$3,756
Other exit costs	1,729	399	(156)	1,972
Total	$7,043	$2,291	$(3,606)	$5,728
March 30, 2019
Severance costs	$5,353	$1,878	$(4,003)	$3,228
Other exit costs	3,287	207	(411)	3,083
Total	$8,640	$2,085	$(4,414)	$6,311

The prior period information has been reclassified to conform to current period presentation.

Note 18. Other (Income) Expense
The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Pension benefit expense	$2,787	$2,748
Foreign currency gain	(2,250)	(5,295)
(Gain) loss on sale of business units, property, and equipment	(2,073)	582
Other income items	(795)	(260)
Legal settlement income	—	(1,247)
Total other income	$(2,331)	$(3,472)

The prior period information has been revised and reclassified to conform to current period presentation. Please refer to Note 25 - Revision of Prior Period Financial Statements.
Note 19. Derivative Financial Instruments
All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, changes in the fair value related to the effective portion of the hedge are recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in fair value related to the ineffective portion of the hedge are recognized immediately in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 20 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $111.6 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $30.0 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $112.1 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gain of $15.8 million and loss of $3.3 million in the three months ended March 28, 2020 and March 30, 2019, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In conjunction with the December 2017 refinancing of the Term Loan Facility (see Note 11 - Long-Term Debt), we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which was being amortized as interest expense over the pre-termination life of the interest rate swaps. As of December 31, 2019, the loss on termination has been fully amortized. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $0.4 million during the three months ended March 30, 2019.
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three months ended March 28, 2020 and March 30, 2019.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 28, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$14,612	$1,372
Interest rate cap contracts	Other assets	—	6

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	March 28, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,667	$4,068

Note 20. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	March 28, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$70,011	$70,011	$—	$70,011	$—
Derivative assets, recorded in other current assets	14,612	14,612	—	14,612	—
Liabilities:
Senior notes	$800,000	$709,000	$—	$709,000	$—
Term loans	586,445	517,000	—	517,000	—
Derivative liabilities, recorded in accrued expenses and deferred credits	1,667	1,667	—	1,667	—

	December 31, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	1,372	1,372	—	1,372	—
Liabilities:
Senior notes, recorded in long-term debt	$800,000	$823,500	$—	$823,500	$—
Term loans, recorded in long-term debt and current maturities of long-term debt	591,153	593,932	—	593,932	—
Derivative liabilities, recorded in accrued expenses and deferred credits	4,068	4,068	—	4,068	—

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate cap contracts. See Note 19- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
The non-financial assets that are measured at fair value on a non-recurring basis are presented below:

	March 28, 2020
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Continuing operations	$341	$341	$—	$—	$341	$895
Total	$341	$341	$—	$—	$341	$895

	December 31, 2019
(amounts in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Closed operations	$988	988	$—	$—	$988	$1,586
Total	$988	$988	$—	$—	$988	$1,586

Note 21. Commitments and Contingencies
Litigation – We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we reassess the potential liability and revise our accruals, if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Other than the matters described below, as of March 28, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which is scheduled for hearing by the Fourth Circuit Court of Appeals in May 2020, but could be rescheduled to a later date due to the COVID-19 pandemic.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019. We have also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order through the present. We are in the process of reviewing that new motion and are in the process of filing a responsive pleading. No hearing date on the new motion has been set.
We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded or a payment is required. Because the operations acquired from CMI have been fully integrated into the Company’s operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.
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
Separately, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the U.S. District Court for the Eastern District of Virginia, Richmond Division, alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves. Steves is seeking an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction and the parties settled the issues underlying the preliminary injunction on April 30, but reserved the right to appeal the ruling in the Fourth Circuit Court of Appeals. The Company believes all the claims lack merit and has moved to dismiss the antitrust and tortious interference claims. A trial on this matter is currently expected in July 2020.
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
In Re: Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. Trial in the two matters has been set for January 2021.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 9 - Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $250.0 million for domestic product liability risk and exposures between $0.5 million and $250.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 28, 2020 and December 31, 2019, our accrued liability for self-insured risks was $74.9 million and $76.6 million, respectively.
Indemnifications – At March 28, 2020, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. During 2019, we filed bonds in the amount of $47.7 million related to the Steves’ and Sons legal proceeding. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	March 28, 2020	December 31, 2019
Self-insurance workers’ compensation	$23,638	$23,638
Legal	48,561	48,561
Liability and other insurance	16,678	16,678
Environmental	8,286	8,186
Other	6,504	5,864
Total outstanding performance bonds and stand-by letters of credit	$103,667	$102,927

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.7 million at both March 28, 2020 and December 31, 2019. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets. No long-term environmental liabilities were recorded at either March 28, 2020 or December 31, 2019.
Everett, Washington WADOE Action – In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment. We are currently working with WADOE to finalize our Remedial Investigation and Feasibility Study (“RI/FS”), and, on April 30, 2020, we provided the WADOE with our revised draft RI/FS. The WADOE will review our RI/FS and provide a public comment period, potentially in the second quarter of 2020, before we can develop the CAP. However, at this time, we cannot reasonably estimate the cost associated with any remedial actions we will be required to undertake under the CAP; therefore, we have not provided accruals for any remedial action in our accompanying consolidated financial statements.
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

Note 22. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$1,250	$1,250
Interest cost	3,725	3,725
Expected return on plan assets	(4,650)	(4,650)
Amortization of net actuarial pension loss	2,225	2,225
Pension benefit expense	$2,550	$2,550

During the three months ended March 28, 2020, we made required contributions to our U.S. defined benefit pension plan or (“the Plan”) of $1.6 million. During the three months ended March 30, 2019, we made required contributions to the Plan of $1.4 million. We did not make any voluntary contributions during any of the periods described above. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act ( the“Act”) was enacted. In conjunction with the CARES Act, companies were provided relief for defined benefit pension plans, which allows for the deferral of the remaining $6.5 million of minimum contributions for 2020.

Note 23. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Cash Operating Activities:
Operating leases	$14,337	$13,453
Finance leases	47	12
Cash paid for amounts included in the measurement of lease liabilities	$14,384	$13,465

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$3,012	$8,130
Property, equipment and intangibles purchased for debt	4,010	9,683
Customer accounts receivable converted to notes receivable	—	66

Cash Financing Activities:
Borrowings on long-term debt	100,075	115,027
Payments of long-term debt	(5,080)	(7,706)
Change in long-term debt	$94,995	$107,321

Cash paid for amounts included in the measurement of finance lease liabilities	$328	$52

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$—	$1,189
Prepaid ERP costs funded through short-term debt borrowings	—	1,430
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	—	30
Accounts payable converted to installment notes	914	286

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$5,767	$5,881
Cash interest paid	1,837	7,902
Leased assets obtained in exchange for new finance lease liabilities	544	16
Leased assets obtained in exchange for new operating lease liabilities	6,339	4,886

Note 24. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. “CMD”, a subsidiary, which was part of our North America segment, for $6.5 million, resulting in a gain of $2.8 million in the second quarter of 2019. A minority shareholder of the buying group also serves on our Board of Directors. Under the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. As of March 28, 2020, the remaining balance is $3.5 million. At March 28, 2020, there is no amount due from the related party. This sale did not have a material impact on our results of operations.
Acquired lease – As part our acquisition of VPI, we assumed operating leases on two buildings. The leases are with a former shareholder of VPI and current employee, are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value by $0.6 million. The operating lease asset is $3.8 million at March 28, 2020.
Note 25. Revision of Prior Period Financial Statements
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

	Three Months Ended
	March 30, 2019
(amounts in thousands, except per share data)	As Reported	Correction	As Revised
Consolidated Statement of Operations:
Net revenues	$1,010,906	$(646)	$1,010,260
Cost of sales	$802,458	$(327)	$802,131
Gross margin	$208,448	$(319)	$208,129
Selling, general and administrative	$163,378	$722	$164,100
Operating income (loss)	$41,351	$(1,041)	$40,310
Other (income) expense(1)	$(3,195)	$(261)	$(3,456)
Income before taxes and equity earnings	$26,890	$(780)	$26,110
Income tax expense (benefit)	$10,337	$12	$10,349
Income from continuing operations, net of tax	$16,553	$(792)	$15,761
Net income (loss)	$16,553	$(792)	$15,761
Net income (loss) attributable to common shareholders	$16,569	$(792)	$15,777

(1)	Non-controlling interest of $16 for the three months ended March 30, 2019 has been reclassified to Other (income) expense to conform to the current year’s presentation.
Consolidated Statement of Cash Flow
The errors did not impact the subtotals for cash flows from operating activities, investing activities, or financing activities.
Reconciliation of pre-tax net income (loss) to Note 13 - Segment Information, Adjusted EBITDA

	Three months ended
	March 30, 2019
(amounts in thousands)	As Reported	Correction	As Revised
Net income (loss)	$16,553	$(792)	$15,761
Income tax expense	$10,337	$12	$10,349
Non-cash foreign exchange transaction/translation (income) loss	$(3,425)	$(261)	$(3,686)
Other items	$11,683	$(280)	$11,403
Adjusted EBITDA	$90,599	$(1,321)	$89,278

Segment Information: Adjusted EBITDA

	Three months ended
	March 30, 2019
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
As Reported	$53,540	$28,169	$16,426	$98,135	$(7,536)	$90,599
Correction	(744)	(531)	(46)	(1,321)	—	(1,321)
As Revised	$52,796	$27,638	$16,380	$96,814	$(7,536)	$89,278

Note 26. Subsequent Events

On May 1, 2020, we amended the Australia Senior Secured Credit Facility to relax certain financial covenants and provide for an AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%, and matures on June 30, 2021. The facility may be used only when the AUD 35.0 million interchangeable facility is fully utilized. In addition, the AUD 35.0 million interchangeable facility was renewed with relaxed financial maintenance covenants to at least June 30, 2021 and its line fee increased to 0.70%, compared to a line fee of 0.50% under the previous amendment.

On May 4, 2020, we closed on our issuance of $250.0 million of senior secured notes bearing interest at 6.25% and maturing in May 2025 in a private placement exempt from registration under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance and an underwriters’ discount of 1.25%, or approximately $3.1 million. Interest is payable semiannually, in arrears, each May and November through maturity, beginning November 2020.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
In addition to historical information, this 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, including the impact of COVID-19, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our annual report on Form 10-K and Item 1A- Risk Factors and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

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
•adverse outcome of pending or future litigation;
•declines in our relationships with and/or consolidation of our key customers;

•	increases in interest rates and reduced availability of financing for the purchase of new homes and home construction and improvements;
•fluctuations in the prices of raw materials used to manufacture our products;
•delays or interruptions in the delivery of raw materials or finished goods;
•seasonal business and varying revenue and profit;
•changes in weather patterns;

•	political, economic, including pandemics, such as COVID-19, and other risks, that arise from operating a multinational business;
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
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with any material weaknesses in our internal controls;
•the extent of Onex’s control of us; and

•	other risks and uncertainties, including those listed under Item 1A- Risk Factors in our 10-K and Item 1A- Risk Factors in this 10-Q.

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

This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors in our annual report on Form 10-K and Item 1A - Risk Factors in this 10-Q and included elsewhere in this 10-Q.
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
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 13 - Segment Information of our financial statements included elsewhere in this 10-Q.
Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc., a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is part of our North America segment. We paid approximately $57.8 million in cash, net of cash acquired, for the acquisition of VPI.
For additional information on our acquisition activity, see Note 2 - Acquisitions to our consolidated financial statements.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of regions in which we operate. During the first quarter of 2020, the impact to our financial results was limited as we did not experience significant declines in our sales or customer demand, and the majority of our manufacturing facilities resumed operations due to their essential nature to the construction industry. We modified our manufacturing facilities and procedures, based on recommended public health guidelines, to ensure the health and well-being of our employees.
We took measures during the first quarter of 2020, including drawing $100.0 million on our ABL Facility, and have taken additional measures in the second quarter, including a successful $250.0 million senior secured notes offering, to enhance our liquidity and mitigate potential negative impacts to our financial results. We have also taken measures to reduce discretionary spending. We have, for example, restricted travel, implemented hiring freezes for non-essential positions, delayed merit increases and suspended all non-critical spending, such as marketing and discretionary projects. In addition, we have implemented actions to reduce salary costs globally, including our executive leadership team and Board of Directors electing to reduce their second quarter compensation by 25%, and implemented short-term employee furloughs throughout our company. Further, to maintain sufficient levels of cash and liquidity, we have suspended any non-critical capital expenditures, are deferring tax payments where permitted through COVID-19 related government subsidy programs, and are actively monitoring our accounts receivable for customers with elevated credit risk. We are monitoring the situation closely and if necessary, will implement other measures as appropriate.
The scope and nature of impacts from COVID-19, most of which are beyond the Company’s control, continue to evolve, and the outcome is uncertain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, and the end markets we service, is highly uncertain and will depend on future developments and such effects could exist for an extended period even after the pandemic ends.
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

Comparison of the Three Months Ended March 28, 2020 to the Three Months Ended March 30, 2019

	Three Months Ended
	March 28, 2020		March 30, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$979,187	100.0%	$1,010,260	100.0%
Cost of sales	784,818	80.1%	802,131	79.4%
Gross margin	194,369	19.9%	208,129	20.6%
Selling, general and administrative	172,584	17.6%	164,100	16.2%
Impairment and restructuring charges	6,545	0.7%	3,719	0.4%
Operating income	15,240	1.6%	40,310	4.0%
Interest expense, net	16,604	1.7%	17,656	1.7%
Other income	(2,331)	(0.2)%	(3,472)	(0.3)%
Income before taxes	967	0.1%	26,126	2.6%
Income tax expense	1,197	0.1%	10,349	1.0%
Net income (loss)	$(230)	—%	$15,777	1.6%
Consolidated Results
Net Revenues – Net revenues decreased $31.1 million, or 3.1%, to $979.2 million in the three months ended March 28, 2020 from $1,010.3 million in the three months ended March 30, 2019. The decrease was driven by a decline in core revenue of 3% and adverse foreign exchange impact of 2%, partially offset by a 2% contribution from the VPI acquisition. The decrease in core revenue consisted of a 5% decline in volume/mix, partially offset by a 2% pricing benefit.
Gross Margin – Gross margin decreased $13.8 million, or 6.6%, to $194.4 million in the three months ended March 28, 2020 from $208.1 million in the three months ended March 30, 2019. Gross margin as a percentage of net revenues was 19.9% in the three months ended March 28, 2020 and 20.6% in the three months ended March 30, 2019. The decrease in gross margin and gross margin percentage was due to increased costs related to manufacturing inefficiencies in North America and unfavorable volume/mix within all regions, partially offset by favorable pricing in North America and Europe.
SG&A Expense – SG&A expense increased $8.5 million, or 5.2%, to $172.6 million in the three months ended March 28, 2020 from $164.1 million in the three months ended March 30, 2019. The increase in SG&A expense was primarily due to an increase in legal expenses from ongoing litigation and increased labor and benefit costs.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $2.8 million, or 76.0%, to $6.5 million in the three months ended March 28, 2020 from $3.7 million in the three months ended March 30, 2019. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects within our North America and Europe segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. Charges incurred in 2019 primarily related to impairment charges for ROU assets and property and equipment held by operations impacted by restructuring as well as severance costs in our Europe and Australasia segments. For more information, refer to Note 17 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.
Interest Expense, Net – Interest expense, net, decreased $1.1 million, or 6.0%, to $16.6 million in the three months ended March 28, 2020 from $17.7 million in the three months ended March 30, 2019. The decrease was primarily due to lower interest rates during 2020.
Other Income – Other income decreased $1.1 million, or 32.9%, to $2.3 million in the three months ended March 28, 2020 from $3.5 million in the three months ended March 30, 2019. The other income in the three months ended March 28, 2020 was primarily due to foreign currency gains of $2.3 million and a gain on sale of property and equipment of $2.1 million, partially offset by pension expense of $2.8 million. Other income in the three months ended March 30, 2019 was primarily due to foreign currency gains of $5.3 million and legal settlement income of $1.2 million, partially offset by pension expense of $2.7 million.
Income Taxes – Income tax expense decreased $9.2 million, or 88.4%, to $1.2 million, in the three months ended March 28, 2020 from $10.3 million in the three months ended March 30, 2019. The effective tax rate in the three months ended March 28, 2020 was 123.8% compared to 39.6% in the three months ended March 30, 2019. The 2020 tax expense of $1.2 million was primarily due to the interest accrued on uncertain tax positions of $0.8 million as well as the decline and mix of income between jurisdictions in which we do business. Our 2020 annual effective tax rate was also increased due to certain projected changes in valuation allowances recorded against certain tax attribute carryforwards due to anticipated operational impacts of the COVID-19 pandemic. The 2019 tax expense of $10.3 million was primarily due to mix of income/loss between taxing jurisdictions. The net decrease in tax expense from the comparable prior year is primarily driven by expected decreases in pretax income as a result of the COVID-19 pandemic and a decrease in the shortfall for share-based compensation exercises and forfeitures.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 13 - Segment Information to our consolidated financial statements included in this 10-Q.
Comparison of the Three Months Ended March 28, 2020 to the Three Months Ended March 30, 2019

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Net revenues from external customers			% Variance
North America	$586,736	$565,105	3.8%
Europe	281,493	299,966	(6.2)%
Australasia	110,958	145,189	(23.6)%
Total Consolidated	$979,187	$1,010,260	(3.1)%
Percentage of total consolidated net revenues
North America	59.9%	55.9%
Europe	28.8%	29.7%
Australasia	11.3%	14.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$48,990	$52,796	(7.2)%
Europe	23,326	27,638	(15.6)%
Australasia	8,725	16,380	(46.7)%
Corporate and unallocated costs	(6,533)	(7,536)	(13.3)%
Total Consolidated	$74,508	$89,278	(16.5)%
Adjusted EBITDA as a percentage of segment net revenues
North America	8.3%	9.3%
Europe	8.3%	9.2%
Australasia	7.9%	11.3%
Total Consolidated	7.6%	8.8%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information in our consolidated financial statements.

North America
Net revenues in North America increased $21.6 million, or 3.8%, to $586.7 million in the three months ended March 28, 2020 from $565.1 million in the three months ended March 30, 2019. The increase was primarily due to a 3% increase attributable to the acquisition of VPI and a 1% increase in core revenues. Core revenue improvement included a 3% pricing benefit, partially offset by a 2% decrease in volume/mix.

Adjusted EBITDA in North America decreased $3.8 million, or 7.2%, to $49.0 million in the three months ended March 28, 2020 from $52.8 million in the three months ended March 30, 2019. The decrease was due to unfavorable revenue mix and increased costs related to operating inefficiencies, partially offset by favorable pricing and contribution from our VPI acquisition.
Europe
Net revenues in Europe decreased $18.5 million, or 6.2%, to $281.5 million in the three months ended March 28, 2020 from $300.0 million in the three months ended March 30, 2019. The decrease was primarily due to an adverse foreign exchange impact of 3% and a decrease in core revenue of 3%, which included a 4% decrease in volume/mix, offset by a 1% pricing benefit.
Adjusted EBITDA in Europe decreased $4.3 million, or 15.6%, to $23.3 million in the three months ended March 28, 2020 from $27.6 million in the three months ended March 30, 2019. The decrease was primarily due to the impact of unfavorable foreign exchange and revenue mix, partially offset by improved productivity and favorable pricing.
Australasia
Net revenues in Australasia decreased $34.2 million, or 23.6%, to $111.0 million in the three months ended March 28, 2020 from $145.2 million in the three months ended March 30, 2019. The decrease was due to a reduction in core revenues of 18%, consisting of a decrease in volume/mix of 16% and reduced pricing of 2%, as well as adverse foreign exchange impacts of 6%.
Adjusted EBITDA in Australasia decreased $7.7 million, or 46.7%, to $8.7 million in the three months ended March 28, 2020 from $16.4 million in the three months ended March 30, 2019. The decrease was primarily due to lower volumes from market headwinds, unfavorable revenue mix, and adverse foreign exchange impacts, partially offset by improved productivity and reduced SG&A.
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
As of March 28, 2020, our cash balances, including $0.3 million of restricted cash, consisted of $103.2 million in the U.S. and $111.4 million in non-U.S. subsidiaries. In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding for our seasonal working capital cash requirements given the recent significant impact on the global financial market and economy as a result of the COVID-19 pandemic. Although there is uncertainty surrounding the anticipated impact of the recent COVID-19 pandemic on our operating results and liquidity, based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
In May 2020, we issued $250.0 million in senior secured notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility and the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. Refer to Note 26 - Subsequent Events for additional details.
As of March 28, 2020, we had total liquidity (a non-GAAP measure) of $431.2 million, consisting of $214.3 million in unrestricted cash, $204.0 million available for borrowing under the ABL Facility, and AUD 21.3 million ($12.9 million USD) available for borrowing under the Australia Senior Secured Credit Facility compared to total liquidity of $554.5 million as of December 31, 2019. The decrease in total liquidity was primarily due to increases in capital expenditures and changes in working capital.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $2.6 million for the three months ended March 28, 2020. A 1.0% increase in interest rates would have increased our interest expense by $2.6 million for the same period. The impact of these hypothetical changes would have been partially mitigated by interest rate caps and the floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In May 2020, we issued $250.0 million in senior secured notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility and the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. Refer to Note 26 - Subsequent Events for additional details.
In March 2020, we borrowed $100.0 million on our ABL Facility, which was repaid in full in May 2020. In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which do not have a financial impact.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds to repay $115.0 million of outstanding borrowings under the ABL Facility.
In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility.
As of March 28, 2020, we were in compliance with the terms of all of our Credit Facilities.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 11 - Long-Term Debt in our consolidated financial statements for additional details.
Factoring arrangements
Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $17.9 million and $19.0 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The cost of factoring is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 28, 2020	March 30, 2019
Cash provided by (used in):
Operating activities	$(76,575)	$(27,958)
Investing activities	(22,366)	(88,936)
Financing activities	89,290	93,471
Effect of changes in exchange rates on cash and cash equivalents	(5,616)	63
Net change in cash and cash equivalents	$(15,267)	$(23,360)

Cash Flow from Operations
Net cash used in operating activities increased $48.6 million to $76.6 million in the three months ended March 28, 2020 from $28.0 million in net cash used in operating activities in the three months ended March 30, 2019. The increase in cash used in operating activities was due primarily to the absence of cash flow benefits recognized in the prior year from timing and changes of vendor terms, decreased earnings, other seasonal changes due to seasonal working capital requirements, and negative impacts from foreign exchange.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $66.5 million to $22.4 million in the three months ended March 28, 2020 from $88.9 million in the three months ended March 30, 2019 primarily due to a decrease in the cash used for acquisitions.
Cash Flow from Financing Activities
Net cash provided by financing activities was $89.3 million in the three months ended March 28, 2020 and consisted primarily of increased borrowings of $95.0 million, offset by repurchases of our Common Stock of $5.0 million.
Net cash provided by financing activities was $93.5 million in the three months ended March 30, 2019 and consisted primarily of increased borrowings of $107.3 million, offset by repurchases of our common stock of $15.0 million.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgments in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions may have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates.
Except for certain policy changes due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, management believes there have been no significant policy changes during the three months ended March 28, 2020. For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements.
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
The Australia Senior Secured Credit Facility also contains restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 11 - Long-Term Debt in our consolidated financial statements.
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of March 28, 2020 was $565.2 million.
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
Item 4 - Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that due to material weaknesses in internal control over financial reporting as described in Item 9A - Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of March 28, 2020.
Remediation Plan for Previously Identified Material Weaknesses
As described in Item 9A - Controls and Procedures in our Form 10-K, we identified material weaknesses in our internal control over financial reporting and the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses identified therein. The remediation plan includes the following:

•
Enhance and supplement the finance team in Europe by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;

•	Enhance the tone, communication and overall awareness of the importance of internal control over financial reporting from executive management;

•	Evaluate corporate and segment monitoring controls to ensure they are designed and operating at the appropriate level of precision required to support risk mitigation;

•	Implement enhancements to the design of our customer pricing controls in Europe;

•	Implement enhancements to the design of our journal entry controls in Europe;

•	Implement enhancements to the design of our controls related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements;

•	Strengthen procedures and set guidelines for documentation of controls throughout our domestic and international locations for consistency of application; and

•	Institute additional training programs that occur on a regular basis related to internal control over financial reporting for our world-wide finance and accounting personnel.

During the period ended March 28, 2020, we executed the remediation plan above by:

•	The onboarding of additional personnel, including an experienced finance executive, in Europe with knowledge and experience in internal control over financial reporting;

•
conducting quarterly web-based training sessions on internal controls over financial reporting, monitoring controls, complex accounting topics, account reconciliations and journal entry controls in Europe; and

•
implementing enhancements to closing processes that included the continuation of the centralization of certain tasks, development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting.

Based on the actions taken to date, while management believes that it now has the requisite personnel to consistently operate the controls as designed, additional controls may need to be designed and implemented as part of the remediation plan, especially with respect to pricing. Additionally, for controls that were newly designed and implemented in 2019, management determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively. Accordingly, the material weaknesses described have not been remediated as of March 28, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we reassess the potential liability and revise our accruals, if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Other than the matters described below, as of March 28, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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

JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which is scheduled for hearing by the Fourth Circuit Court of Appeals in May 2020, but could be rescheduled to a later date due to the COVID-19 pandemic.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019. We have also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order through the present. We are in the process of reviewing that new motion and are in the process of filing a responsive pleading. No hearing date on the new motion has been set.
We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded or a payment is required. Because the operations acquired from CMI have been fully integrated into the Company’s operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results or cash flows.
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
Separately, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the U.S. District Court for the Eastern District of Virginia, Richmond Division, alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves. Steves is seeking an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction and the parties settled the issues underlying the preliminary injunction on April 30, but reserved the right to appeal the ruling in the Fourth Circuit Court of Appeals. The Company believes all the claims lack merit and has moved to dismiss the antitrust and tortious interference claims. A trial on this matter is currently expected in July 2020.
Cambridge Retirement System Litigation
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
In Re: Interior Molded Doors Antitrust Litigation
On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. Trial in the two matters has been set for January 2021.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 9 -

Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.

Item 1A - Risk Factors

Except for the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2019.

The outbreak of COVID-19 has had, and may continue to have, a negative impact on the global economy and on our business, operations, and results.

The COVID-19 pandemic, and the measures taken to contain or mitigate it, have had dramatic adverse consequences for the economy, including on demand for goods and services, operations, supply chains and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.
The COVID-19 crisis has already had several significant effects on our employees, operations, supply chain, distribution system, customer demand, the housing market and general market and economic conditions. The effects to date have included the following:

•	decreased demand for our products as a result of a slowdown in the U.S. and global economies and resulting decreases in construction and R&R;

•	increased storage costs as a result of larger volume of inventory that remains unsold; and

•	uncertain expense management in light of continued efforts to protect our employees and operational issues resulting from absenteeism and closures experienced by our facilities globally.
These effects began in the latter weeks of March 2020 and have continued to date, with the impact of COVID-19 expected to be more significant in the second quarter of 2020 as compared to the first quarter. In response to the effects of COVID-19, our named executive officers have elected to reduce their 2020 base salaries by 25% for the months of April, May and June of 2020, or until such time as ratified by the Compensation Committee of our Board. Our non-employee directors have also elected to reduce their annual cash fees and committee chair fees by 25% until such time as the Board determines.
We have also temporarily suspended production at locations that represent, in the aggregate, approximately 10% of our revenues for the year ended December 31, 2019. Initiatives, including travel restrictions and quarantines, have and may continue to impact a significant percentage of our workforce and the workforce of our suppliers or transportation providers as they are unable to work as a result of the disease outbreak. If additional factory closures are required, current closures are extended or reductions in capacity utilization levels occur, we expect to incur additional direct costs due to reduced productivity and lost revenue. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements or be required to pay a higher price to fulfill our requirements.
Finally, in May 2020, we issued $250.0 million in senior secured notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility and the remainder to be used for general corporate purposes. We cannot ensure you that the available proceeds, or any of our other actions, will be sufficient to avoid liquidity constraints in the future or to mitigate any material or adverse effect of COVID-19 on our business, financial condition or results of operations.
The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:

•	complete or partial closures of, or other operational issues at, one or more of our manufacturing or distribution facilities resulting from government action;

•
difficulty sourcing materials necessary to fulfill production requirements or higher prices to fulfill our requirements as a result of suppliers experiencing closures or reductions in their capacity utilization levels;

•
reduced economic activity severely impacting our customers’ financial condition and liquidity, reducing the likelihood they will be purchasing additional products from us and increasing the likelihood they may require additional time to pay us or will fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts;

•	reduced economic activity resulting in a prolonged recession, which could negatively impact consumer discretionary spending;

•	a decrease in the principal that may be drawn under our ABL Facility as a result of a decrease in our accounts receivable and inventory;

•
difficulty accessing debt and equity capital on attractive terms, or at all, an impact on our credit ratings, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions that affect our access to capital necessary to fund business operations or to address maturing liabilities on a timely basis;

•
negative impact on our future compliance with financial covenants under our Corporate Credit Facilities and other debt agreements, which could result in a default and potentially an acceleration of indebtedness; and

•	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, decreasing our ability to ensure business continuity during this disruption.
If these effects are sustained, they could have accounting consequences such as impairments of fixed assets or goodwill. They could affect our ability to operate effective internal control over financial reporting. They could also affect our ability to execute our expansion plans or invest in research and development.
The adverse effect on our business, financial condition or results of operations of any of the matters described above could be material. The future impact of the COVID-19 crisis on our business, financial condition or results of operations is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:

•	the duration, scope, and severity of the COVID-19 pandemic;

•	the disruption or delay of production and delivery of materials and products in our supply chain;

•	the impact of travel bans, work-from-home policies, or shelter-in-place orders;

•	the temporary or prolonged shutdown of manufacturing facilities and decreased retail traffic;

•	staffing shortages;

•
general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in our industry, which may be amplified by the effects of COVID-19; and

•
the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers.

To the extent the COVID-19 pandemic or any other global health crisis does adversely affect our business, financial condition or results of operations, it may also have the effect of heightening many of the “Risk Factors” included herein, in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2019, or as disclosed in any subsequent filings with the SEC.

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
The U.S. has imposed tariffs on certain products imported into the U.S. from China, as well as tariffs on certain steel and aluminum products imported from certain countries, and could impose additional tariffs or trade restrictions. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increasing the price of domestically sourced materials, including, in particular, steel and aluminum. Impositions of tariffs by other countries could also impact pricing and availability of raw materials. As another example, as global demand for key chemicals increases, the limited number of suppliers and investment in greater supply capacity drives increased global pricing. Additionally, anti-dumping and countervailing duty trade cases, such as the January 8, 2020, Coalition of American Millwork Producers’ anti-dumping petitions on imports of wood moldings and millwork products from Brazil and China and a countervailing duty petition on imports of wood moldings and millwork products from China, could impact our business and results of operations. While we believe our exposure to the potential increased costs of these tariffs and duties is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful.
We have short-term supply contracts with certain of our largest suppliers that limit our exposure to short-term fluctuations in prices and availability of our materials, but we are susceptible to longer-term fluctuations in prices. We generally do not hedge against commodity price fluctuations. Significant increases in the prices of raw materials for finished goods, including as a result of significant or protracted material shortages due to pandemic or otherwise, may be difficult to pass through to customers and may negatively impact our profitability and net revenues. We may attempt to modify products that use certain raw materials, but these changes may not be successful.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of Common Stock during the first quarter of 2020 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid Per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
January 1, 2020 - January 25, 2020	—	$—	—	$175,000
January 26, 2020 - February 22, 2020	32,179	$21.76	32,179	$174,300
February 23, 2020 - March 28, 2020	233,410	$18.42	233,410	$170,000
Total	265,589	$18.83	265,589

1 In April 2018, the Board of Directors authorized a $250 million share repurchase program under which $105.0 million remained available as of September 28, 2019 and would expire on December 31, 2019. On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration.

2 Average price paid per share includes costs associated with the repurchases.
Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes)	8-K	001-38000	4.1	May 5, 2020
4.2	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	8-K	001-38000	4.2	May 5, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: May 6, 2020