Form 10-Q
period 2020-06-27
JELD-WEN Holding, Inc.
filed 2020-08-05
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 100,568,194 shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2020.

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

Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$992,346	$1,118,987	$1,971,533	$2,129,247
Cost of sales	773,675	878,768	1,558,493	1,680,899
Gross margin	218,671	240,219	413,040	448,348
Selling, general and administrative	166,327	176,585	338,911	340,685
Impairment and restructuring charges	2,266	5,734	8,811	9,453
Operating income	50,078	57,900	65,318	98,210
Interest expense, net	19,076	18,492	35,680	36,148
Other (income) expense	(2,498)	4,871	(4,829)	1,399
Income before taxes	33,500	34,537	34,467	60,663
Income tax expense	10,403	12,181	11,600	22,530
Net income	$23,097	$22,356	$22,867	$38,133

Weighted average common shares outstanding:
Basic	100,508,707	100,630,119	100,576,621	100,636,740
Diluted	100,934,273	101,473,530	101,303,975	101,465,071
Net income per share
Basic	$0.23	$0.22	$0.23	$0.38
Diluted	$0.23	$0.22	$0.23	$0.38

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$23,097	$22,356	$22,867	$38,133
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net tax of $0	49,896	10,079	(3,743)	(1,967)
Interest rate hedge adjustments, net of tax benefit of ($430), ($115), ($430), and ($227), respectively	(1,256)	563	(1,256)	1,113
Defined benefit pension plans, net of tax expense of $633, $798, $1,693, and $1,569, respectively	84	1,428	2,847	2,882
Total other comprehensive income (loss), net of tax	48,724	12,070	(2,152)	2,028
Comprehensive income	$71,821	$34,426	$20,715	$40,161

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 27, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$457,655	$225,962
Restricted cash	782	3,914
Accounts receivable, net	549,446	469,762
Inventories	536,742	505,078
Other current assets	44,881	38,562
Total current assets	1,589,506	1,243,278
Property and equipment, net	841,436	864,375
Deferred tax assets	183,286	183,837
Goodwill	601,401	602,500
Intangible assets, net	243,322	250,327
Operating lease assets, net	208,316	202,053
Other assets	31,614	34,962
Total assets	$3,698,881	$3,381,332
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$293,847	$294,951
Accrued payroll and benefits	135,264	109,386
Accrued expenses and other current liabilities	319,132	298,603
Current maturities of long-term debt	69,194	65,846
Total current liabilities	817,437	768,786
Long-term debt	1,692,657	1,451,526
Unfunded pension liability	103,950	107,937
Operating lease liability	171,485	164,026
Deferred credits and other liabilities	73,323	67,682
Deferred tax liabilities	9,427	9,288
Total liabilities	2,868,279	2,569,245
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,553,258 shares outstanding as of June 27, 2020; 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019	1,005	1,007
Additional paid-in capital	680,281	671,772
Retained earnings	302,743	290,583
Accumulated other comprehensive loss	(153,427)	(151,275)
Total shareholders’ equity	830,602	812,087
Total liabilities and shareholders’ equity	$3,698,881	$3,381,332

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	June 27, 2020		June 29, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,487,485	$1,005	100,664,822	$1,007
Shares issued for exercise/vesting of share-based compensation awards	80,669	1	167,454	2
Shares repurchased	—	—	(252,621)	(3)
Shares surrendered for tax obligations for employee share-based transactions	(14,896)	(1)	(36,495)	(1)
Balance at period end	100,553,258	$1,005	100,543,160	$1,005
Additional paid-in capital
Balance at beginning of period		$675,941		$662,837
Shares issued for exercise/vesting of share-based compensation awards		77		190
Shares surrendered for tax obligations for employee share-based transactions		(227)		(754)
Amortization of share-based compensation		5,163		3,887
Balance at period end		680,954		666,160
Employee stock notes
Balance at beginning of period		(673)		(654)
Net issuances, payments and accrued interest on notes		—		(7)
Balance at period end		(673)		(661)
Balance at period end		$680,281		$665,499
Retained earnings
Balance at beginning of period		$279,646		$248,381
Share repurchased		—		(4,992)
Net income		23,097		22,356
Balance at period end		$302,743		$265,745
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(202,151)		$(154,847)
Foreign currency adjustments		49,896		10,079
Unrealized gain on interest rate hedges		(1,256)		563
Net actuarial pension gain		84		1,428
Balance at period end		$(153,427)		$(142,777)

Total shareholders’ equity at period end		$830,602		$789,472

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	June 27, 2020		June 29, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,668,003	$1,007	101,310,862	$1,013
Shares issued for exercise/vesting of share-based compensation awards	175,140	2	470,547	5
Shares repurchased	(265,589)	(3)	(1,192,419)	(12)
Shares surrendered for tax obligations for employee share-based transactions	(24,296)	(1)	(45,830)	(1)
Balance at period end	100,553,258	$1,005	100,543,160	$1,005
Additional paid-in capital
Balance at beginning of period		$672,445		$659,241
Shares issued for exercise/vesting of share-based compensation awards		77		1,477
Shares surrendered for tax obligations for employee share-based transactions		(464)		(918)
Amortization of share-based compensation		8,896		6,360
Balance at period end		680,954		666,160
Employee stock notes
Balance at beginning of period		(673)		(648)
Net issuances, payments and accrued interest on notes		—		(13)
Balance at period end		(673)		(661)
Balance at period end		$680,281		$665,499
Retained earnings
Balance at beginning of period		$290,583		$246,833
Share repurchased		(4,997)		(19,982)
Adoption of new accounting standard ASU No. 2016-02		—		761
Adoption of new accounting standard ASU No. 2016-13		$(5,710)		—
Net income		22,867		38,133
Balance at period end		$302,743		$265,745
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(151,275)		$(144,805)
Foreign currency adjustments		(3,743)		(1,967)
Unrealized gain on interest rate hedges		(1,256)		1,113
Net actuarial pension gain		2,847		2,882
Balance at period end		$(153,427)		$(142,777)

Total shareholders’ equity at period end		$830,602		$789,472

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net income	$22,867	$38,133
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	66,217	64,828
Deferred income taxes	674	213
Gain on sale of business units, property and equipment	(2,410)	(1,695)
Adjustment to carrying value of assets	5,075	2,584
Amortization of deferred financing costs	1,142	967
Stock-based compensation	8,895	6,477
Contributions to U.S. pension plan	(1,619)	(3,021)
Amortization of U.S. pension expense	3,450	4,450
Other items, net	12,353	1,690
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(90,892)	(97,942)
Inventories	(34,885)	(30,208)
Other assets	(5,068)	220
Accounts payable and accrued expenses	52,479	47,145
Change in short term and long-term tax liabilities	37	8,764
Net cash provided by operating activities	38,315	42,605
INVESTING ACTIVITIES
Purchases of property and equipment	(34,951)	(41,108)
Proceeds from sale of business units, property and equipment	8,497	6,489
Purchase of intangible assets	(11,586)	(22,118)
Purchases of businesses, net of cash acquired	—	(57,264)
Cash received for notes receivable	27	244
Net cash used in investing activities	(38,013)	(113,757)
FINANCING ACTIVITIES
Change in long-term debt	234,296	95,400
Common stock issued for exercise of options	79	1,482
Common stock repurchased	(5,000)	(19,994)
Payments to tax authorities for employee share-based compensation	(932)	(619)
Net cash provided by financing activities	228,443	76,269
Effect of foreign currency exchange rates on cash	(184)	733
Net increase in cash and cash equivalents	228,561	5,850
Cash, cash equivalents and restricted cash, beginning	229,876	117,623
Cash, cash equivalents and restricted cash, ending	$458,437	$123,473
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
We have facilities located in the U.S., Canada, Europe, Australia, Asia, and Mexico. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe, Australia, and Asia.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of June 27, 2020 and for the three and six months ended June 27, 2020 and June 29, 2019, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 27, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $21.5 million and $39.0 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The cost of factoring is reflected in the accompanying unaudited consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $0.2 million and $0.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
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
Recent Accounting Standards Not Yet Adopted – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate return. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a chance in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedient so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. Refer to Note 19 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
Acquisition-related costs are expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations. We incurred acquisition-related costs of $0.2 million and $0.4 million during the three and six months ended June 29, 2019, respectively. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of purchase price. In 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related cost totaling $7.1 million, which are included in SG&A expense in our consolidated statements of operations for the three and six months ended June 29, 2019.
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
At June 27, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $14.3 million and $6.0 million, respectively.

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

(amounts in thousands)	June 27, 2020	December 31, 2019
Raw materials	$388,863	$372,289
Work in process	37,223	38,432
Finished goods	110,656	94,357
Total inventories	$536,742	$505,078

Note 5. Property and Equipment, Net

(amounts in thousands)	June 27, 2020	December 31, 2019
Property and equipment	$2,049,107	$2,052,584
Accumulated depreciation	(1,207,671)	(1,188,209)
Total property and equipment, net	$841,436	$864,375

We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $0.6 million and $1.5 million during the three and six months ended June 27, 2020. We recorded impairment charges of $0.5 million and $1.4 million during the three and six months ended June 29, 2019, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales	$21,784	$20,747	$43,525	$41,416
Selling, general and administrative	2,039	2,527	4,668	4,934
Total depreciation expense	$23,823	$23,274	$48,193	$46,350

Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$247,502	$273,912	$81,086	$602,500
Currency translation	(274)	553	(1,378)	(1,099)
Balance at end of period	$247,228	$274,465	$79,708	$601,401

Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	June 27, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$146,522	$(58,183)	$88,339
Software	99,378	(21,530)	77,848
Trademarks and trade names	57,579	(8,718)	48,861
Patents, licenses and rights	44,700	(16,426)	28,274
Total amortizable intangibles	$348,179	$(104,857)	$243,322

	December 31, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,540	$(57,326)	$94,214
Software	92,821	(18,222)	74,599
Trademarks and trade names	58,088	(7,512)	50,576
Patents, licenses and rights	45,392	(14,454)	30,938
Total amortizable intangibles	$347,841	$(97,514)	$250,327

At June 27, 2020, we have capitalized software costs of $66.9 million related to the application development stage of our global ERP system implementation, including $10.0 million during the six months ended June 27, 2020. As of June 27, 2020, we have placed $52.0 million in service and are amortizing the cost of our global ERP system over its estimated useful life of 15 years. In March 2020, we impaired $3.4 million of capitalized software due to delays in implementation of certain ERP modules and the uncertainty of its future.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amortization expense	$6,644	$9,130	$13,247	$14,793

Note 8. Other Assets

(amounts in thousands)	June 27, 2020	December 31, 2019
Cloud computing arrangements	$9,747	$6,374
Customer displays	6,325	11,213
Deposits	5,975	6,440
Long-term notes receivable	4,547	4,614
Overfunded pension benefit obligation	2,063	2,015
Debt issuance costs on unused portion of revolver facility	1,227	1,472
Other prepaid expenses	766	1,896
Other long-term accounts receivable	553	563
Other long-term assets	411	375
Total other assets	$31,614	$34,962

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	June 27, 2020	December 31, 2019
Current portion of legal claims provision	$81,022	$79,332
Accrued sales and advertising rebates	69,244	67,250
Current portion of operating lease liability	43,824	45,254
Non-income related taxes	36,588	23,178
Accrued expenses	23,897	27,993
Current portion of warranty liability (Note 10)	20,310	21,054
Current portion of accrued claim costs relating to self-insurance programs	11,973	12,312
Current portion of deferred revenue	10,054	7,986
Accrued interest payable	8,568	2,126
Current portion of accrued income taxes payable	5,768	1,999
Current portion of restructuring accrual (Note 17)	4,516	6,051
Current portion of derivative liability (Note 19)	3,368	4,068
Total accrued expenses and other current liabilities	$319,132	$298,603

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
An analysis of our warranty liability is as follows:

(amounts in thousands)	June 27, 2020	June 29, 2019
Balance as of January 1	$49,716	$46,468
Current period expense	10,024	9,309
Liabilities assumed due to acquisition	—	79
Experience adjustments	2,293	1,549
Payments	(11,985)	(11,109)
Currency translation	(381)	209
Balance at period end	49,667	46,505
Current portion	(20,310)	(19,692)
Long-term portion	$29,357	$26,813

The most significant component of our warranty liability is in the North America segment, which totaled $44.9 million at June 27, 2020, after discounting future estimated cash flows at rates between 0.76% and 4.75%. Without discounting, the liability would have been higher by approximately $2.7 million.

Note 11. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	June 27, 2020	June 27, 2020	December 31, 2019
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$800,000
Term loans	1.30% - 3.45%	589,075	591,153
Finance leases and other financing arrangements	1.68% - 6.00%	109,945	108,613
Mortgage notes	1.65%	27,483	28,175
Installment notes for stock	—%	—	205
Total Debt		1,776,503	1,528,146
Unamortized debt issuance costs and original issue discount		(14,652)	(10,774)
Current maturities of long-term debt		(69,194)	(65,846)
Long-term debt		$1,692,657	$1,451,526
Summaries of our significant changes to outstanding debt agreements as of June 27, 2020 are as follows:
Senior Secured Notes and Senior Notes

In May 2020, we issued $250.0 million of Senior Secured Notes bearing interest at 6.25% and maturing in May 2025 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance, including an underwriting fee of 1.25%. Interest is payable semiannually, in arrears, each May and November through maturity, beginning November 2020.
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
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At June 27, 2020, the outstanding principal balance, net of original issue discount, was $553.6 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 19-Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of AUD 50.0 million ($34.4 million) as of June 27, 2020.
Revolving Credit Facilities
ABL Facility - In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which do not have a financial impact. In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding of our seasonal working capital cash requirements given the significant impact on global financial markets and economies as a result of the COVID-19 pandemic. In May 2020, we utilized a portion of the proceeds received from our issuance of the $250.0 million of Senior Secured Notes to repay the outstanding balance on our ABL Facility. As of June 27, 2020, we had no outstanding borrowings, $37.6 million in letters of credit and $315.7 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less. In May 2020, we amended this facility to relax certain financial covenants and provide for an AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%, and maturing on June 30, 2021. The facility may be used only when the AUD 35.0 million interchangeable facility is fully utilized. As of June 27, 2020, we had AUD 30.0 million ($20.6 million) available under this facility. In addition, the AUD 35.0 million interchangeable facility was renewed with relaxed financial maintenance covenants to at least June 30, 2021 and its line fee increased to 0.70%, compared to a line fee of 0.50% under the previous amendment. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of June 27, 2020, we had AUD 21.2 million ($14.6 million) available under this facility.
At June 27, 2020, we had combined borrowing availability of $350.9 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At June 27, 2020, we had DKK 182.6 million (or $27.5 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At June 27, 2020, we had $109.9 million outstanding in this category, with maturities ranging from 2020 to 2027.
As of June 27, 2020, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 12. Income Taxes

The Company has completed its accounting for the income tax effects of the Tax Act. Although the measurement period has effectively ended, additional guidance and regulations continue to be released or finalized. We have considered these ongoing developments and determined that they have no impact on our tax accounts for the six months ended June 27, 2020. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations was 31.1% and 33.7% for the three and six months ended June 27, 2020, respectively compared to 35.3% and 37.2% for the three and six months ended June 29, 2019, respectively. In accordance with ASC 740-270, we recorded tax expense of $10.4 million and $11.6 million from continuing operations in the three and six months ended June 27, 2020, respectively, compared to a tax expense of $12.2 million and $22.5 million for the corresponding periods ended June 29, 2019, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The estimated annual effective tax rate for the current year is materially impacted by changes in management’s judgment regarding the realizability of deferred tax assets. Due to the ongoing financial and operational impacts on our business arising from COVID-19 focused in the current year, our ability to realize certain tax benefits related primarily to US foreign tax credits has been impacted. As such, management believes that our existing valuation allowance against these credits as well as our net operating losses at the state level will likely increase through the year as events occur. In accordance with guidance, we have factored the predicted increases as of the balance sheet date into our estimated annual effective tax rate for the current year. To the extent that actual results and/or events differ from our predicted results, we may continue to see effects on our estimated annual effective tax rate.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit for discrete items included in the tax provision for continuing operations for the three months ended June 27, 2020 was $2.9 million compared to $1.6 million of tax expense for the three months ended June 29, 2019, respectively. The discrete amounts for the three months ended June 27, 2020 were comprised primarily of $3.9 million of tax benefit attributed to the expiration of the statute of limitations on certain tax years in Estonia, offset by tax expense of $0.4 million attributable to the shortfall recognized from exercises and forfeitures from share-based compensation awards, $0.3 million attributable to current period interest expense on uncertain tax positions, and $0.3 million attributed to the deferred tax impact of tax rate reductions. The discrete amounts for the three months ended June 29, 2019 were comprised primarily of $1.0 million related to the establishment of a valuation allowance for a Chilean subsidiary, $0.5 million related to return-to-provision adjustments for various entities for tax filings in the period, and $0.4 million attributable to current period interest expense on uncertain tax positions, partially offset by tax benefit of $0.3 million related to a release of prior year uncertain tax positions. The tax benefit related to discrete items included in the tax provision for continuing operations for the six months ended June 27, 2020 was $2.1 million compared to tax expense of $2.9 million for the six months ended June 29, 2019. The discrete amounts for the six months ended June 27, 2020 were comprised primarily of the $3.9 million of tax benefit attributed to the expiration of the statute of limitations on certain tax years in Estonia, partially offset by $1.1 million of current period interest expense on uncertain tax positions, $0.4 million for shortfalls arising from share-based compensation exercises and forfeitures, and $0.3 million for the deferred tax impact of tax rate decreases. The discrete amounts for the six months ended June 29, 2019 were comprised primarily of tax expense of $1.1 million related to shortfalls recognized from exercises and forfeitures from share-based compensation awards, $1.0 million related to the establishment of a valuation allowance for a Chilean subsidiary, $0.8 million attributable to current period interest expense on uncertain tax positions, and $0.5 million related to return-to-provision adjustments for various entities for tax filings in the period, partially offset by a tax benefit of $0.3 million related to a release of prior year uncertain tax positions, and $0.2 million for other matters.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $14.6 million and $16.2 million as of June 27, 2020 and December 31, 2019, respectively.
Note 13. Segment Information
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other items; other non-cash items; and costs related to debt restructuring and debt refinancing.

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 27, 2020
Total net revenues	$608,345	$262,173	$124,717	$995,235	$—	$995,235
Intersegment net revenues	(232)	(649)	(2,008)	(2,889)	—	(2,889)
Net revenues from external customers	$608,113	$261,524	$122,709	$992,346	$—	$992,346
Impairment and restructuring charges	$1,266	$153	$833	$2,252	$14	$2,266
Adjusted EBITDA	$91,115	$28,354	$15,235	$134,704	$(8,985)	$125,719
Three Months Ended June 29, 2019
Total net revenues	$668,866	$300,479	$152,203	$1,121,548	$—	$1,121,548
Intersegment net revenues	(494)	(93)	(1,974)	(2,561)	—	(2,561)
Net revenues from external customers	$668,372	$300,386	$150,229	$1,118,987	$—	$1,118,987
Impairment and restructuring charges	$2,190	$644	$1,953	$4,787	$947	$5,734
Adjusted EBITDA	$87,519	$28,988	$21,258	$137,765	$(10,182)	$127,583

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 27, 2020
Total net revenues	$1,195,393	$543,980	$237,689	$1,977,062	$—	$1,977,062
Intersegment net revenues	(544)	(963)	(4,022)	(5,529)	—	(5,529)
Net revenues from external customers	$1,194,849	$543,017	$233,667	$1,971,533	$—	$1,971,533
Impairment and restructuring charges	$2,209	$2,154	$1,097	$5,460	$3,351	$8,811
Adjusted EBITDA	$140,105	$51,680	$23,960	$215,745	$(15,518)	$200,227
Six Months Ended June 29, 2019
Total net revenues	$1,234,568	$600,471	$298,723	$2,133,762	$—	$2,133,762
Intersegment net revenues	(1,090)	(120)	(3,305)	(4,515)	—	(4,515)
Net revenues from external customers	$1,233,478	$600,351	$295,418	$2,129,247	$—	$2,129,247
Impairment and restructuring charges	$4,147	$1,953	$2,419	$8,519	$934	$9,453
Adjusted EBITDA	$140,314	$56,627	$37,638	$234,579	$(17,718)	$216,861

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$23,097	$22,356	$22,867	$38,133
Income tax expense	10,403	12,181	11,600	22,530
Depreciation and amortization	32,771	33,930	66,217	64,828
Interest expense, net	19,076	18,492	35,680	36,148
Impairment and restructuring charges(1)	2,343	6,214	9,038	10,317
(Gain) loss on sale of property and equipment	(337)	568	(2,410)	1,080
Share-based compensation expense	5,162	3,882	8,895	6,477
Non-cash foreign exchange transaction/translation (income) loss	8,784	7,484	7,595	3,797
Other items (2)	24,250	22,407	40,575	32,817
Other non-cash items (3)	—	69	—	734
Costs relating to debt restructuring and debt refinancing	170	—	170	—
Adjusted EBITDA	$125,719	$127,583	$200,227	$216,861

(1)
Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated unaudited statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations in the amount of $77 and $480 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $227 and $864 for the six months ended June 27, 2020 and June 29, 2019, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 17 - Impairment and Restructuring Charges in our financial statements.

(2)
Other non-recurring items not core to ongoing business activity include: (i) in the three months ended June 27, 2020 (1) $22,994 in legal costs and professional expenses relating primarily to litigation and (2) $967 in facility closure and consolidation costs related to our facility footprint rationalization program; (ii) in the three months ended June 29, 2019 (1) $9,063 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (2) $8,324 in facility closure and consolidation costs related to our facility footprint rationalization program, (3) $4,640 in legal costs and professional expenses relating primarily to litigation, (4) $274 in miscellaneous costs, and (5) $100 in costs related to departure of former executives; (iii) in the six months ended June 27, 2020 (1) $34,700 in legal costs and professional expenses relating primarily to litigation, (2) $4,077 in facility closure and consolidation costs related to our facility footprint rationalization program, and (3) $1,235 in one-time lease termination charges; (iv) in the six months ended June 29, 2019 (1) $13,151 in facility closure and consolidation costs related to our facility footprint rationalization program, (2) $11,997 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $6,288 in legal costs and professional expenses relating primarily to litigation, (4) $856 in miscellaneous costs, and (5) $525 in costs related to departure of former executives.

(3)
Other non-cash items include: (i) in the three months ended June 29, 2019, $69 for initial inventory adjustments related to the VPI acquisition; (ii) in the six months ended June 29, 2019, $734 for inventory adjustments.

The prior period information has been reclassified to conform with current period presentation.
Note 14. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 27, 2020 and December 31, 2019 with a total original issuance value of $12.4 million.

We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of June 27, 2020, $170.0 million was remaining under the repurchase authorization.
We did not repurchase shares during the three months ended June 27, 2020. During the six months ended June 27, 2020, we repurchased 265,589 shares of our Common Stock at an average price per share of $18.83. During the three and six months ended June 29, 2019, we repurchased 252,621 and 1,192,419 shares of our Common Stock at an average price per share of $19.77 and $16.77, respectively.
Note 15. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted average outstanding shares of Common Stock basic	100,508,707	100,630,119	100,576,621	100,636,740
Restricted stock units, performance share units, and options to purchase Common Stock	425,566	843,411	727,354	828,331
Weighted average outstanding shares of Common Stock diluted	100,934,273	101,473,530	101,303,975	101,465,071

The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Common Stock options	2,274,069	1,696,599	2,050,159	1,715,363
Restricted stock units	730,782	77,724	387,476	595,436
Performance share units	465,473	378,898	242,400	266,586

Note 16. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	June 27, 2020		June 29, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	6,613	$9.55	—	$—
Options canceled	74,686	$26.55	60,865	$31.54
Options exercised	8,942	$8.57	183,512	$10.14

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	105,123	$11.93	80,173	$19.70
PSUs granted	6,175	$9.92	—	$—

	Six Months Ended
	June 27, 2020		June 29, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	407,607	$24.30	424,944	$20.94
Options canceled	116,175	$26.05	169,202	$26.59
Options exercised	104,380	$11.61	387,057	$8.91

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	686,915	$19.52	653,988	$20.79
PSUs granted	311,275	$25.19	387,568	$22.21

Stock-based compensation expense was $5.2 million and $8.9 million for the three and six months ended June 27, 2020, respectively, and $3.9 million and $6.5 million for the three and six months ended June 29, 2019, respectively. As of June 27, 2020, we had $38.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.12 years.
Note 17. Impairment and Restructuring Charges
During 2020 and 2019, we engaged in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures.
Asset impairment charges were recorded in addition to our restructuring costs. In the six months ended June 27, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. In the three and six months ended June 29, 2019, impairment charges were primarily related to ROU assets and property and equipment held by operations impacted by restructuring.

The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 27, 2020
Severance costs	$509	$115	$136	$—	$760
Other exit costs	—	38	633	14	685
Total restructuring costs	509	153	769	14	1,445
Impairments	757	—	64	—	821
Total impairment and restructuring charges	$1,266	$153	$833	$14	$2,266
Three Months Ended June 29, 2019
Severance costs	$1,629	$523	$1,337	$961	$4,450
Other exit costs	38	121	189	(14)	334
Total restructuring costs	1,667	644	1,526	947	4,784
Impairments	523	—	427	—	950
Total impairment and restructuring charges	$2,190	$644	$1,953	$947	$5,734

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 27, 2020
Severance costs	$1,453	$1,026	$183	$(10)	$2,652
Other exit costs	(1)	233	850	2	1,084
Total restructuring costs	1,452	1,259	1,033	(8)	3,736
Impairments	757	895	64	3,359	5,075
Total impairment and restructuring charges	$2,209	$2,154	$1,097	$3,351	$8,811
Six Months Ended June 29, 2019
Severance costs	$2,159	$1,671	$1,537	$961	$6,328
Other exit costs	34	121	413	(27)	541
Total restructuring costs	2,193	1,792	1,950	934	6,869
Impairments	1,954	161	469	—	2,584
Total impairment and restructuring charges	$4,147	$1,953	$2,419	$934	$9,453

Short-term restructuring accruals are recorded in accrued expenses and totaled $4.5 million and $6.1 million as of June 27, 2020 and December 31, 2019, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $0.8 million and $1.0 million as of June 27, 2020 and December 31, 2019, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
June 27, 2020
Severance costs	$5,314	$2,652	$(4,770)	$3,196
Other exit costs	1,729	1,084	(752)	2,061
Total	$7,043	$3,736	$(5,522)	$5,257
June 29, 2019
Severance costs	$5,353	$6,328	$(8,258)	$3,423
Other exit costs	3,287	541	(849)	2,979
Total	$8,640	$6,869	$(9,107)	$6,402

Note 18. Other (Income) Expense
The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency losses	$6,324	$5,475	$4,074	$179
Governmental pandemic assistance reimbursement	(5,881)	—	$(5,881)	$—
Pension benefit expense	(2,156)	2,652	$631	$5,400
Other items	(448)	(882)	(1,243)	(1,141)
Gain on sale of business units, property, and equipment	(337)	(2,374)	(2,410)	(1,792)
Legal settlement income	—	—	—	(1,247)
Total other (income) expense	$(2,498)	$4,871	$(4,829)	$1,399

Governmental pandemic assistance reimbursement for the three and six months ended June 27, 2020 primarily consisted of cash received from governmental pandemic assistance programs within our North America and Europe segments as a result of the outbreak of COVID-19.
The prior period information has been reclassified to conform to current period presentation.

Note 19. Derivative Financial Instruments
All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. For derivatives that qualify for hedge accounting, we assess, both at inception and on an ongoing basis, whether the derivative financial instrument is highly effective in offsetting cash flows of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income and recognized in earnings at the same time as either the change in fair value of the underlying hedged item or the effect of the hedged item’s exposure to the variability of cash flows. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 20 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. We use foreign currency derivative contracts, with a total notional amount of $99.9 million, to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $29.2 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $73.5 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market losses of $12.6 million and gains of $3.2 million in the three and six months ended June 27, 2020, respectively, and gains of $0.5 million and losses of $2.8 million in the three and six months ended June 29, 2019, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and will effectively change the base rate on a portion of the aggregate debt outstanding under our Term Loan Facility.
The cumulative pre-tax mark-to-market loss of $1.7 million relating to these interest rate contracts was recorded in other comprehensive income (loss) at June 27, 2020 as no portion was deemed ineffective. As of June 27, 2020, approximately $0.9 million is expected to be reclassified to interest expense over the next 12 months.
The derivative agreements with our swap counterparties contain a provision whereby we could be declared in default on our derivative obligations if we either default or, in certain cases, are capable of being declared in default of any of our indebtedness greater than specified thresholds. These agreements also contain a provision where we could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker.
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three months ended June 27, 2020 and June 29, 2019.
In conjunction with the December 2017 refinancing of the Term Loan Facility, we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which was being amortized as interest expense over the pre-termination life of the interest rate swaps. As of December 31, 2019, the loss on termination has been fully amortized. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $0.4 million and $0.9 million during the three and six months ended June 29, 2019.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	June 27, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,067	$1,372
Interest rate cap contracts	Other assets	$23	$6

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	June 27, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$757	$—
Interest rate contracts	Deferred credits and other liabilities	$929	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,611	$4,068

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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	June 27, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$270,069	$270,069	$—	$270,069	$—
Derivative assets, recorded in other current assets	3,067	3,067	—	3,067	—
Derivative assets, recorded in other assets	23	23	—	23	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,776,503	$1,741,628	$—	$1,741,628	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	3,368	3,368	—	3,368	—
Derivative liabilities, recorded in deferred credits and other liabilities	929	929	—	929	—

	December 31, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	$1,372	$1,372	$—	$1,372	$—
Derivative assets, recorded in other assets	6	6	—	6	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,528,146	$1,554,425	$—	$1,554,425	$—
Derivative liabilities, recorded in accrued expenses and other current assets	4,068	4,068	—	4,068	—

Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 19- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of June 27, 2020 or December 31, 2019.
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
Other than the matters described below, as of June 27, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI breached the supply agreement between the parties (the “Original Action”). The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.
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
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit Court of Appeals on May 29, 2020.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs in connection with the Original Action. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019 (the “Pricing Action”). We also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order and going forward through the end of the parties’ current supply agreement. We opposed that request for further relief (the “Future Pricing Action”).
We continue to believe that Steves’ claims lack merit, Steves’ damages calculations are speculative and excessive, and Steves is not entitled in any event to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses, and that the judgment in accordance with the verdict was improper for several reasons under applicable law. The judgment, if ultimately upheld after exhaustion of our appellate remedies, could have a material adverse effect on our financial position, operating results, or cash flows, particularly for the reporting period in which a loss is recorded or a payment is required. Because the operations acquired from CMI have been fully integrated into the Company’s operations, divestiture of those operations would be difficult if not impossible and, therefore, it is not possible to estimate the cost of any final divestiture order or the extent to which such an order would have a material adverse effect on our financial position, operating results, or cash flows.
During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas (the “Steves Texas Trade Secret Theft Action”). These claims have been stayed pending appeal.
Separately, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the U.S. District Court for the Eastern District of Virginia, Richmond Division, alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction and the parties settled the issues underlying the preliminary injunction on April 30, 2020 and reserved the right to appeal the ruling in the Fourth Circuit Court of Appeals. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that ends on September 10, 2021. This settlement has no effect on the Original Action between the parties that is currently on appeal in the Fourth Circuit except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action shall apply to the amended supply agreement during the pendency of the appeal of the Original Action, nor does this settlement have any effect on the Steves Texas Trade Secret Theft Action, which remains on appeal in the Fourth Circuit. We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company believes the claims lack merit and intends to vigorously defend against the action. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020.
In Re: Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. Together with Masonite, we filed motions to oppose class certification in both the Direct Purchaser and Indirect Purchaser Actions on May 19, 2020. Trial in the two matters has been set for February 8, 2021.
Development Emeraude Litigation – On May 15, 2020, Development Emeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada. The putative class is constituted of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees, and costs. The Company believes the claims lack merit and intends to vigorously defend against the action.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $200.0 million for domestic product liability risk and exposures between $0.5 million and $200.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 27, 2020 and December 31, 2019, our accrued liability for self-insured risks was $76.0 million and $76.6 million, respectively.
Indemnifications – At June 27, 2020, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.

Performance Bonds and Letters of Credit – At times, we are required to provide letters of credit, surety bonds or guarantees to customers, vendors and others. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. During 2019, we filed bonds in the amount of $47.7 million related to the Steves’ legal proceeding which were subsequently reduced to $40.0 million. The outstanding performance bonds and stand-by letters of credit were as follows:

(amounts in thousands)	June 27, 2020	December 31, 2019
Self-insurance workers’ compensation	$24,738	$23,638
Legal	40,861	48,561
Liability and other insurance	17,708	16,678
Environmental	8,286	8,186
Other	6,545	5,864
Total outstanding performance bonds and stand-by letters of credit	$98,138	$102,927

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.7 million at both June 27, 2020 and December 31, 2019. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets. No long-term environmental liabilities were recorded at either June 27, 2020 or December 31, 2019.
Everett, Washington WADOE Action – In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment. We are currently working with WADOE to finalize our Remedial Investigation and Feasibility Study (“RI/FS”), and, on April 30, 2020, we provided the WADOE with our revised draft RI/FS. The WADOE will review our RI/FS and provide a public comment period, potentially in the third quarter of 2020, before we can develop the CAP. However, at this time, we cannot reasonably estimate the cost associated with any remedial actions we will be required to undertake under the CAP; therefore, we have not provided accruals for any remedial action in our accompanying consolidated financial statements.
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

Note 22. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$300	$1,250	$1,550	$2,500
Interest cost	2,375	3,725	6,100	7,450
Expected return on plan assets	(6,300)	(4,650)	(10,950)	(9,300)
Amortization of net actuarial pension loss	1,225	2,225	3,450	4,450
Pension benefit expense	$(2,400)	$2,550	$150	$5,100

During the six months ended June 27, 2020, we made required contributions to our U.S. defined benefit pension plan or “Plan”, of $1.6 million. During the three and six months ended June 29, 2019, we made required contributions to the Plan of $1.6 million and $3.0 million, respectively. We did not make any voluntary contributions during any of the periods described above. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. In conjunction with the CARES Act, companies were provided relief for defined benefit pension plans, which allows us to defer the remaining $2.8 million of minimum contributions until December 31, 2020.

During the three months ended June 27, 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding 4 years, rather than the standard method utilized during the previous 5 years, resulting in a reduction to pension benefit expenses in the period.

Note 23. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019
Cash Operating Activities:
Operating leases	$28,112	$28,069
Finance leases	87	45
Cash paid for amounts included in the measurement of lease liabilities	$28,199	$28,114

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$4,517	$9,503
Property, equipment and intangibles purchased for debt	7,913	18,252
Customer accounts receivable converted to notes receivable	—	400

Cash Financing Activities:
Proceeds from issuance of new debt	$250,000	$—
Borrowings on long-term debt	353	109,527
Payments of long-term debt	(11,921)	(14,127)
Payments of debt issuance and extinguishment costs, including underwriting fees	(4,136)	—
Change in long-term debt	$234,296	$95,400

Cash paid for amounts included in the measurement of finance lease liabilities	$712	$330

Non-cash Financing Activities:
Debt issuance costs deducted from long-term debt borrowings in accounts payable	$697	$—
Prepaid insurance funded through short-term debt borrowings	1,691	1,189
Prepaid ERP costs funded through short-term debt borrowings	—	1,430
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	2	307
Accounts payable converted to installment notes	914	757

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$10,888	$13,419
Cash interest paid	28,620	35,837
Leased assets obtained in exchange for new finance lease liabilities	394	247
Leased assets obtained in exchange for new operating lease liabilities	15,250	11,870

Note 24. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. “CMD”, a subsidiary, which was part of our North America segment, for $6.5 million, resulting in a gain of $2.8 million in the second quarter of 2019. A minority shareholder of the buying group also serves on our Board of Directors. Under the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. As of June 27, 2020, the remaining balance is $2.7 million. At June 27, 2020, there is no amount due from the related party. This sale did not have a material impact on our results of operations.
Acquired lease – In conjunction with our acquisition of VPI, we assumed operating leases on two buildings are with a former shareholder of VPI and current employee. The leases are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value by $0.6 million. At June 27, 2020, the operating lease asset is $3.7 million.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
In addition to historical information, this 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this 10-Q are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, including the impact of COVID-19, the outcome of legal proceeding, or future events or performance contained under the heading Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements.
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
•delays or interruptions in the delivery of raw materials or finished goods;
•seasonal business and varying revenue and profit;
•changes in weather patterns;

•	political, economic, and other risks, including pandemics, such as COVID-19, that arise from operating a multinational business;
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

Overview and Background
We are one of the world’s largest door and window manufacturers, and we hold a leading position by net revenues in the majority of the countries and markets we serve. We design, produce and distribute an extensive range of interior and exterior doors, wood, vinyl and aluminum windows, and related products for use in the new construction, R&R of residential homes, and, to a lesser extent, non-residential buildings.
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
For additional information on our acquisition activity, see Note 2 - Acquisitions of our financial statements included elsewhere in this 10-Q.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of regions in which we operate. During the second quarter of 2020, we experienced intermittent closures of certain manufacturing facilities due to local and governmental mandates, with disruptions occurring primarily in April and May and full resumption of operations by the end of the quarter. Customer demand and revenue were consistent with our expectations during April and May with high-teens percentage declines from the prior year, however, improved through the last half of the quarter to prior year levels as a result of plant reopenings. We have modified our manufacturing facilities and procedures, based on recommended public health guidelines, to ensure the health and well-being of our employees. During the second quarter, we received approximately $5.9 million relating to governmental pandemic assistance programs, which are primarily relate to reimbursements for additional costs incurred as a result of the outbreak of COVID-19.
We took measures during the second quarter of 2020 to enhance our liquidity and mitigate potential negative impacts to our financial results, including by issuing $250.0 million of Senior Secured Notes to provide additional capital. We have also taken measures to reduce discretionary spending. We have, for example, restricted travel, implemented hiring freezes for non-essential positions, delayed merit increases, and suspended all non-critical spending, such as marketing and discretionary projects. In addition, we have implemented actions to reduce salary costs globally, including our executive leadership team and Board of Directors elected to reduce their second quarter compensation by 25%, and implemented short-term employee furloughs throughout our company. Further, to maintain sufficient levels of cash and liquidity, we have suspended any non-critical capital expenditures, are deferring tax payments where permitted through COVID-19 related government subsidy programs, and are actively monitoring our accounts receivable for customers with elevated credit risk. We are monitoring the situation closely and, if necessary, will relax cost saving measures or implement additional measures as appropriate.
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

Comparison of the Three Months Ended June 27, 2020 to the Three Months Ended June 29, 2019

	Three Months Ended
	June 27, 2020		June 29, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$992,346	100.0%	$1,118,987	100.0%
Cost of sales	773,675	78.0%	878,768	78.5%
Gross margin	218,671	22.0%	240,219	21.5%
Selling, general and administrative	166,327	16.8%	176,585	15.8%
Impairment and restructuring charges	2,266	0.2%	5,734	0.5%
Operating income	50,078	5.0%	57,900	5.2%
Interest expense, net	19,076	1.9%	18,492	1.7%
Other (income) expense	(2,498)	(0.3)%	4,871	0.4%
Income before taxes	33,500	3.4%	34,537	3.1%
Income tax expense	10,403	1.0%	12,181	1.1%
Net income	$23,097	2.3%	$22,356	2.0%
Consolidated Results
Net Revenues – Net revenues decreased $126.6 million, or 11.3%, to $992.3 million in the three months ended June 27, 2020 from $1,119.0 million in the three months ended June 29, 2019. The decrease in net revenues was driven by a 10% decline in core revenues and a 1% adverse impact from foreign exchange. Core revenues, which exclude the impact of foreign exchange and acquisitions completed in the last twelve months, declined by 10% during the quarter, driven by a 13% impact from unfavorable volume/mix, partially offset by a 3% net pricing benefit.
Gross Margin – Gross margin decreased $21.5 million, or 9.0%, to $218.7 million in the three months ended June 27, 2020 from $240.2 million in the three months ended June 29, 2019. Gross margin as a percentage of net revenues was 22.0% in the three months ended June 27, 2020 and 21.5% in the three months ended June 29, 2019. The increase in gross margin percentage was due to improved pricing, favorable productivity, and cost saving measures implemented in response to COVID-19, partially offset by unfavorable volume/mix across all regions.
SG&A Expense – SG&A expense decreased $10.3 million, or 5.8%, to $166.3 million for the three months ended June 27, 2020 from $176.6 million in the three months ended June 29, 2019. SG&A expense as a percentage of net revenues increased to 16.8% for the three months ended June 27, 2020 from 15.8% for the three months ended June 29, 2019. The decrease in SG&A expense was primarily due to reductions in spending relating to sales, marketing, travel, and salary expenses as a result of cost saving measures implemented in response to COVID-19, partially offset by increased legal expenses, principally relating to litigation.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $3.5 million, or 60.5%, to $2.3 million in the three months ended June 27, 2020 from $5.7 million in the three months ended June 29, 2019. The decrease in impairment and restructuring charges was primarily due to reduced restructuring efforts across all segments during the current quarter as compared to the second quarter of 2019.
Interest Expense, Net – Interest expense, net increased $0.6 million, or 3.2%, to $19.1 million in the three months ended June 27, 2020 from $18.5 million in the three months ended June 29, 2019. The increase was primarily due to increased borrowings during the period.
Other (Income) Expense – Other (income) expense changed $7.4 million to income of $2.5 million in the three months ended June 27, 2020 from expense of $4.9 million in the three months ended June 29, 2019. Other income in the three months ended June 27, 2020 consisted primarily of $5.9 million for cash received as a result of governmental pandemic assistance reimbursements relating to COVID-19 and a reduction in pension expenses of $2.2 million, partially offset by foreign currency losses of $6.3 million. Other expense in the three months ended June 29, 2019 primarily consisted of foreign currency losses of $5.5 million and pension expense of $2.7 million, partially offset by a gain on the sale of business units, property, and equipment of $2.4 million.
Income Taxes – Income tax expense decreased $1.8 million, or 14.6%, to $10.4 million in the three months ended June 27, 2020 from $12.2 million in the three months ended June 29, 2019. The effective tax rate in the three months ended June 27, 2020 was an expense of 31.1% compared to 35.3% in the three months ended June 29, 2019. The effective tax rate for the three months ended

June 27, 2020 was heavily impacted by the GILTI provisions of the Tax Act. The decrease in 2020 tax expense of $1.8 million was primarily driven by the tax benefit attributed to the expiration of the statute of limitations on certain tax years in Estonia and the decline and mix of income between jurisdictions in which we do business, offset by the increase of the estimated annual effective tax rate. Our 2020 estimated annual effective tax rate was increased due to certain projected changes in valuation allowances recorded against certain tax attribute carryforwards due to anticipated operational impacts of the COVID-19 pandemic. The effective tax rate for the three months ended June 29, 2019 includes the impact of GILTI tax as well as an establishment of a valuation allowance for our Chilean subsidiary, interest accrued on uncertain tax positions, and the mix of income/loss between jurisdictions in which the Company does business.
Comparison of the Six Months Ended June 27, 2020 to the Six Months Ended June 29, 2019

	Six Months Ended
	June 27, 2020		June 29, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,971,533	100.0%	$2,129,247	100.0%
Cost of sales	1,558,493	79.0%	1,680,899	78.9%
Gross margin	413,040	21.0%	448,348	21.1%
Selling, general and administrative	338,911	17.2%	340,685	16.0%
Impairment and restructuring charges	8,811	0.4%	9,453	0.4%
Operating income	65,318	3.3%	98,210	4.6%
Interest expense, net	35,680	1.8%	36,148	1.7%
Other (income) expense	(4,829)	(0.2)%	1,399	0.1%
Income before taxes	34,467	1.7%	60,663	2.8%
Income tax expense	11,600	0.6%	22,530	1.1%
Net income	$22,867	1.2%	$38,133	1.8%
Consolidated Results
Net Revenues – Net revenues decreased $157.7 million, or 7.4%, to $1,971.5 million in the six months ended June 27, 2020 from $2,129.2 million in the six months ended June 29, 2019. The decrease was driven by a decline in core revenue of 6% and adverse foreign exchange impact of 2%, partially offset by a 1% contribution from the VPI acquisition. The decrease in core revenue consisted of a 9% decline in volume/mix, partially offset by a 3% pricing benefit.
Gross Margin – Gross margin decreased $35.3 million, or 7.9%, to $413.0 million in the six months ended June 27, 2020 from $448.3 million in the six months ended June 29, 2019. Gross margin as a percentage of net revenues was 21.0% in the six months ended June 27, 2020 and 21.1% in the six months ended June 29, 2019. Gross margins remained stable due to a reduction in salary expenses as a result of plant closures and cost saving measures implemented in response to COVID-19, and favorable pricing within North America, partially offset by unfavorable volume/mix across all regions.
SG&A Expense – SG&A expense decreased $1.8 million, or 0.5%, to $338.9 million in the six months ended June 27, 2020 from $340.7 million in the six months ended June 29, 2019. The decrease in SG&A expense was primarily due to a reduction in spending relating to sales and marketing and a reduction of salary expenses as a result of cost saving measures implemented in response to COVID-19, partially offset by increased legal expenses, principally relating to litigation.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $0.6 million, or 6.8%, to $8.8 million in the six months ended June 27, 2020 from $9.5 million in the six months ended June 29, 2019. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. Charges incurred in 2019 primarily related to impairment charges for ROU assets and property and equipment held by operations impacted by restructuring as well as severance costs across all segments and corporate. For more information, refer to Note 17 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.
Interest Expense, Net – Interest expense, net, decreased $0.5 million, or 1.3%, to $35.7 million in the six months ended June 27, 2020 from $36.1 million in the six months ended June 29, 2019. The decrease was primarily due to lower interest rates in 2020, partially offset by increased borrowings during the second quarter.

Other (Income) Expense – Other (income) expense changed $6.2 million to income of $4.8 million in the six months ended June 27, 2020 from expense of $1.4 million in the six months ended June 29, 2019. The other income in the six months ended June 27, 2020 primarily consisted of $5.9 million for cash received as a result of governmental pandemic assistance reimbursements relating to COVID-19 and a gain on sale of property and equipment of $2.4 million, partially offset by foreign currency losses of $4.1 million. Other expense in the six months ended June 29, 2019 was primarily due to pension expense of $5.4 million and foreign currency losses of $0.2 million, partially offset by a gain on the sale of business units, property and equipment of $1.8 million and legal settlement income of $1.2 million.
Income Taxes – Income tax expense decreased $10.9 million, or 48.5%, to $11.6 million in the six months ended June 27, 2020 from $22.5 million in the six months ended June 29, 2019. The effective tax rate in the six months ended June 27, 2020 was 33.7% compared to 37.2% in the six months ended June 29, 2019. The decrease in 2020 tax expense of $10.9 million was primarily driven by the tax benefit attributed to the expiration of the statute of limitations on certain tax years in Estonia and the decline and mix of income between jurisdictions in which we do business, offset by the increase of the estimated annual effective estimated tax rate. Our 2020 estimated annual effective tax rate increased due to certain projected changes in valuation allowances recorded against certain tax attribute carryforwards due to anticipated operational impacts of the COVID-19 pandemic. The 2019 tax expense of $22.5 million was greater than the comparable period in 2020 primarily due to the establishment of the valuation allowance for our Chilean subsidiary, and the increased shortfalls for share-based compensation, exercises, and forfeitures, as well as the mix of income/loss between taxing jurisdictions.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 13 - Segment Information to our unaudited interim consolidated financial statements included in this 10-Q.
Comparison of the Three Months Ended June 27, 2020 to the Three Months Ended June 29, 2019

	Three Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019
Net revenues from external customers			% Variance
North America	$608,113	$668,372	(9.0)%
Europe	261,524	300,386	(12.9)%
Australasia	122,709	150,229	(18.3)%
Total Consolidated	$992,346	$1,118,987	(11.3)%
Percentage of total consolidated net revenues
North America	61.3%	59.7%
Europe	26.3%	26.9%
Australasia	12.4%	13.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$91,115	$87,519	4.1%
Europe	28,354	28,988	(2.2)%
Australasia	15,235	21,258	(28.3)%
Corporate and unallocated costs	(8,985)	(10,182)	(11.8)%
Total Consolidated	$125,719	$127,583	(1.5)%
Adjusted EBITDA as a percentage of segment net revenues
North America	15.0%	13.1%
Europe	10.8%	9.7%
Australasia	12.4%	14.2%
Total Consolidated	12.7%	11.4%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information in our unaudited interim consolidated financial statements.

North America
Net revenues in North America decreased $60.3 million, or 9.0%, to $608.1 million in the three months ended June 27, 2020 from $668.4 million in the three months ended June 29, 2019. The decrease was due to a reduction in core revenues of 9%, consisting of a volume/mix headwind of 14%, partially offset by a 5% benefit from pricing.
Adjusted EBITDA in North America increased $3.6 million, or 4.1%, to $91.1 million in the three months ended June 27, 2020 from $87.5 million in the three months ended June 29, 2019. The increase was primarily due to improved pricing and lower salary and benefit costs, partially offset by lower volumes and the impact of unfavorable mix.
Europe
Net revenues in Europe decreased $38.9 million, or 12.9%, to $261.5 million in the three months ended June 27, 2020 from $300.4 million in the three months ended June 29, 2019. The decrease was primarily due to a reduction in core revenues of 11% decline in core revenues due to a volume/mix headwind and a 2% adverse impact from foreign exchange.

Adjusted EBITDA in Europe decreased $0.6 million, or 2.2%, to $28.4 million in the three months ended June 27, 2020 from $29.0 million in the three months ended June 29, 2019. The decrease was primarily due to volume/mix headwinds, partially offset by favorable productivity and reduced material costs.
Australasia
Net revenues in Australasia decreased $27.5 million, or 18.3%, to $122.7 million in the three months ended June 27, 2020 from $150.2 million in the three months ended June 29, 2019. The decrease was due to a reduction in core revenues of 12.0%, consisting of a decrease in volumes/mix from market headwinds of 11% and reduced pricing of 1%, as well as adverse foreign exchange impacts of 6%.
Adjusted EBITDA in Australasia decreased $6.0 million, or 28.3%, to $15.2 million in the three months ended June 27, 2020 from $21.3 million in the three months ended June 29, 2019. The decrease was primarily due to lower volumes and unfavorable pricing, partially offset by favorable productivity and lower salary and benefit costs.
Comparison of the Six Months Ended June 27, 2020 to the Six Months Ended June 29, 2019

	Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019
Net revenues from external customers			% Variance
North America	$1,194,849	$1,233,478	(3.1)%
Europe	543,017	600,351	(9.6)%
Australasia	233,667	295,418	(20.9)%
Total Consolidated	$1,971,533	$2,129,247	(7.4)%
Percentage of total consolidated net revenues
North America	60.6%	57.9%
Europe	27.5%	28.2%
Australasia	11.9%	13.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$140,105	$140,314	(0.1)%
Europe	51,680	56,627	(8.7)%
Australasia	23,960	37,638	(36.3)%
Corporate and unallocated costs	(15,518)	(17,718)	(12.4)%
Total Consolidated	$200,227	$216,861	(7.7)%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.7%	11.4%
Europe	9.5%	9.4%
Australasia	10.3%	12.7%
Total Consolidated	10.2%	10.2%

(1)
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information in our unaudited interim consolidated financial statements.

North America
Net revenues in North America decreased $38.6 million, or 3.1%, to $1,194.8 million in the six months ended June 27, 2020 from $1,233.5 million in the six months ended June 29, 2019. The decrease was primarily due to a reduction in core revenues of 5%, consisting of a decrease in volume/mix of 9% offset by a pricing benefit of 4%, and a 2% increase attributable to the acquisition of VPI.
Adjusted EBITDA in North America decreased $0.2 million, or 0.1%, to $140.1 million in the six months ended June 27, 2020 from $140.3 million in the six months ended June 29, 2019. The decrease was due to unfavorable revenue mix and decreased productivity, partially offset by favorable pricing, reduced salary and benefit costs, and contributions from our VPI acquisition.

Europe
Net revenues in Europe decreased $57.3 million, or 9.6%, to $543.0 million in the six months ended June 27, 2020 from $600.4 million in the six months ended June 29, 2019. The decrease was primarily due to a decrease in core revenue of 7%, consisting of a decrease in volume/mix of 8%, offset by a pricing benefit of 1%, and an adverse foreign exchange impact of 3%.
Adjusted EBITDA in Europe decreased $4.9 million, or 8.7%, to $51.7 million in the six months ended June 27, 2020 from $56.6 million in the six months ended June 29, 2019. The decrease was primarily due to the impact of unfavorable foreign exchange and revenue mix, partially offset by improved productivity and favorable pricing.
Australasia
Net revenues in Australasia decreased $61.8 million, or 20.9%, to $233.7 million in the six months ended June 27, 2020 from $295.4 million in the six months ended June 29, 2019. The decrease was due to a reduction in core revenues of 15%, consisting of a decrease in volume/mix of 14% and reduced pricing of 1%, as well as adverse foreign exchange impacts of 6%.
Adjusted EBITDA in Australasia decreased $13.7 million, or 36.3%, to $24.0 million in the six months ended June 27, 2020 from $37.6 million in the six months ended June 29, 2019. The decrease was primarily due to lower volumes from market headwinds, unfavorable revenue mix, pricing, and adverse foreign exchange impacts, partially offset by improved productivity and reduced salary and benefit costs.
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
As of June 27, 2020, our cash balances, including $0.8 million of restricted cash, consisted of $281.9 million in the U.S. and $176.5 million in non-U.S. subsidiaries. In May 2020, we issued $250.0 million in Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. Although there is uncertainty surrounding the anticipated impact of the recent COVID-19 pandemic on our operating results and liquidity, based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
As of June 27, 2020, we had total liquidity (a non-GAAP measure) of $808.6 million, consisting of $457.7 million in unrestricted cash, $315.7 million available for borrowing under the ABL Facility, AUD 30.0 million ($20.6 million USD) available for borrowing under the Australia Term Loan Facility, and AUD 21.2 million ($14.6 million USD) available for borrowing under the Australia Senior Secured Credit Facility compared to total liquidity of $554.5 million as of December 31, 2019. The increase in total liquidity was primarily due to the May 2020 Senior Secured Notes issuance.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $3.9 million for the six months ended June 27, 2020. A 1.0% increase in interest rates would have increased our interest expense by $5.5 million for the same period. The impact of these hypothetical changes would have been partially mitigated by interest rate caps and the floors that apply to certain of our debt agreements.

Borrowings and Refinancings
In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity.
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
As of June 27, 2020, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 11 - Long-Term Debt in our consolidated financial statements for additional details.
Factoring arrangements
Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. We utilize factoring arrangements as part of our financing to manage working capital. The aggregate gross amount factored under these arrangements was $21.5 million and $39.0 million for the six months ended June 27, 2020 and June 29, 2019, respectively. The cost of factoring is reflected in the accompanying unaudited consolidated statements of operations as interest expense with other financing costs and was $0.1 million and $0.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $0.2 million and $0.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 27, 2020	June 29, 2019
Cash provided by (used in):
Operating activities	$38,315	$42,605
Investing activities	(38,013)	(113,757)
Financing activities	228,443	76,269
Effect of changes in exchange rates on cash and cash equivalents	(184)	733
Net change in cash and cash equivalents	$228,561	$5,850
Cash Flow from Operations
Net cash provided by operating activities decreased $4.3 million to $38.3 million in the six months ended June 27, 2020 from $42.6 million in net cash provided by operating activities in the six months ended June 29, 2019. The decrease in cash provided by operating activities was due primarily to decreased earnings offset by impacts from foreign exchange.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $75.7 million to $38.0 million in the six months ended June 27, 2020 from $113.8 million in the six months ended June 29, 2019 primarily due to a decrease in the cash used for acquisitions and a reduction in capital expenditures.

Cash Flow from Financing Activities
Net cash provided by financing activities was $228.4 million in the six months ended June 27, 2020 and consisted primarily of increased borrowings of $234.3 million, offset by repurchases of our Common Stock of $5.0 million.
Net cash provided by financing activities was $76.3 million in the six months ended June 29, 2019 and consisted primarily of increased borrowings of $95.4 million, offset by repurchases of our common stock of $20.0 million.
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
Except for certain policy changes due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, management believes there have been no significant policy changes during the six months ended June 27, 2020. For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of June 27, 2020 was $608.3 million.
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
Item 4 - Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that due to material weaknesses in internal control over financial reporting as described in Item 9A - Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of June 27, 2020.
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
During the period ended June 27, 2020, we executed the remediation plan above by:

•	The onboarding of additional personnel, including an experienced finance executive, in Europe with knowledge and experience in internal control over financial reporting;

•
conducting targeted web-based training sessions on internal controls over financial reporting, monitoring controls, complex accounting topics, account reconciliations and journal entry controls in Europe; and

•
implementing enhancements to closing processes that included the continuing centralization of certain tasks, development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting.

Based on the actions taken to date, while management believes that it now has the requisite personnel to consistently operate the controls as designed, additional controls may need to be designed and implemented as part of the remediation plan, especially with respect to pricing. Additionally, for controls that were newly designed and implemented in 2019, management determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively. Accordingly, with the exception of the material weakness related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements discussed below, the material weaknesses described in Item 9A - Controls and Procedures in our Form 10-K have not been remediated as of June 27, 2020.
Remediation of Material Weakness
As of June 27, 2020, we concluded that the enhancements to the design of our control activities related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements have been satisfactorily implemented and have operated effectively for a sufficient time. Therefore, it was concluded the material weakness has been remediated as of June 27, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other than the matters described below, as of June 27, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act and found that JWI breached the supply agreement between the parties (the “Original Action”). The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.
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
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit Court of Appeals on May 29, 2020.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs, seeking $28.4 million in attorneys’ fees and $1.7 million in costs in connection with the Original Action. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief, awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019 (the “Pricing Action”). We also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order and going forward through the end of the parties’ current supply agreement. We opposed that request for further relief (the “Future Pricing Action”).
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
During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas (the “Steves Texas Trade Secret Theft Action”). These claims have been stayed pending appeal.
Separately, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the U.S. District Court for the Eastern District of Virginia, Richmond Division, alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction and the parties settled the issues underlying the preliminary injunction on April 30, 2020 and reserved the right to appeal the ruling in the Fourth Circuit Court of Appeals. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that ends on September 10, 2021. This settlement has no effect on the Original Action between the parties that is currently on appeal in the Fourth Circuit except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action shall apply to the amended supply agreement during the pendency of the appeal of the Original Action, nor does this settlement have any effect on the Steves Texas Trade Secret Theft Action, which remains on appeal in the Fourth Circuit. We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Cambridge Retirement System Litigation
On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company believes the claims lack merit and intends to vigorously defend against the action. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020.
In Re: Interior Molded Doors Antitrust Litigation
On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits have been consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and we violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints seek unquantified ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees. The Company believes the claims lack merit and intends to vigorously defend against the actions. On September 18, 2019, the court denied the defendants’ motions to dismiss the lawsuits in their entirety and granted the defendants’ motions to dismiss various state law claims and to limit all claims to a four-year statute of limitations. As a result, the plaintiffs’ damages period is limited to the four-year period between 2014 and 2018. Together with Masonite, we filed motions to oppose class certification in both the Direct Purchaser and Indirect Purchaser Actions on May 19, 2020. Trial in the two matters has been set for February 8, 2021.
Development Emeraude Litigation
On May 15, 2020, Development Emeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada. The putative class is constituted of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees, and costs. The Company believes the claims lack merit and intends to vigorously defend against the action.

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
These effects began in the latter weeks of March 2020 and continued to throughout the second quarter, with the impact of COVID-19 expected to continue throughout the remainder of the year. In response to the effects of COVID-19, our named executive officers elected to reduce their 2020 base salaries by 25% during the second quarter of 2020, or until such time as ratified by the Compensation Committee of our Board. Our non-employee directors also elected to reduce their annual cash fees and committee chair fees by 25% until such time as the Board determines.
We experienced intermittent plant closures during the second quarter of 2020 as mandated by local governments and may continue to see similar closures as the COVID-19 pandemic evolves. Initiatives, including travel restrictions and quarantines, have and may continue to impact a significant percentage of our workforce and the workforce of our suppliers or transportation providers as they are unable to work as a result of the disease outbreak. If additional factory closures are required, current closures are extended, or reductions in capacity utilization levels occur, we expect to incur additional direct costs due to reduced productivity and lost revenue. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements or be required to pay a higher price to fulfill our requirements.
Finally, in May 2020, we issued $250.0 million Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. We cannot assure you that the available proceeds, or any of our other actions, will be sufficient to avoid liquidity constraints in the future or to mitigate any material or adverse effect of COVID-19 on our business, financial condition or results of operations.
The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:

•	complete or partial closures of, or other operational issues at one or more of our manufacturing or distribution facilities resulting from government action;

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
The adverse effect on our business, financial condition, or results of operations of any of the matters described above could be material. The future impact of the COVID-19 crisis on our business, financial condition, or results of operations is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:

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

To the extent the COVID-19 pandemic or any other global health crisis does adversely affect our business, financial condition, or results of operations, it may also have the effect of heightening many of the “Risk Factors” included herein, in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2019, or as disclosed in any subsequent filings with the SEC.
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

Item 5 - Other Information
None.
Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-3800	3.1	May 13, 2020
3.2	Second Amended and Restated Bylaws	8-K	001-3800	3.2	May 13, 2020
4.1	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including from of Notes)	8-K	001-3800	4.1	May 5, 2020
4.2	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent	8-K	001-3800	4.2	May 5, 2020
10.1+*
Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of Timothy R. Craven (effective August 7, 2017), Laura W. Doerre (effective August 7, 2017) and John R. Linker (effective November 8, 2018)

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

Date: August 5, 2020