Form 10-Q
period 2020-09-26
JELD-WEN Holding, Inc.
filed 2020-11-03
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 100,751,699 shares of Common Stock, par value $0.01 per share, outstanding as of November 3, 2020.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABL Facility	Our $400 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	American Building Supply, Inc.
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
Cares Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter

PSU	Performance stock unit
R&R	Repair and remodel
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.S.	United States of America
VPI	VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
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

PART I - FINANCIAL INFORMATION
Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$1,112,866	$1,091,953	$3,084,399	$3,221,200
Cost of sales	867,972	868,168	2,426,465	2,549,067
Gross margin	244,894	223,785	657,934	672,133
Selling, general and administrative	181,963	161,424	520,874	502,109
Impairment and restructuring charges	1,319	7,935	10,130	17,388
Operating income	61,612	54,426	126,930	152,636
Interest expense, net	18,784	17,571	54,464	53,719
Other expense (income)	1,379	(2,687)	(3,450)	(1,288)
Income before taxes	41,449	39,542	75,916	100,205
Income tax expense	15,969	22,500	27,569	45,030
Net income	$25,480	$17,042	$48,347	$55,175

Weighted average common shares outstanding:
Basic	100,609,593	100,572,016	100,587,734	100,615,006
Diluted	101,778,952	101,381,976	101,440,963	101,419,770
Net income per share
Basic	$0.25	$0.17	$0.48	$0.55
Diluted	$0.25	$0.17	$0.48	$0.54

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$25,480	$17,042	$48,347	$55,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net tax of ($1,892)	32,879	(36,633)	29,136	(38,600)
Interest rate hedge adjustments, net of tax benefit of ($88), ($4,604), ($518), and ($4,831), respectively	(249)	5,050	(1,505)	6,163
Defined benefit pension plans, net of tax expense of $730, $851, $2,423, and $2,420, respectively	688	1,373	3,535	4,255
Total other comprehensive income (loss), net of tax	33,318	(30,210)	31,166	(28,182)
Comprehensive income (loss)	$58,798	$(13,168)	$79,513	$26,993

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 26, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$605,779	$225,962
Restricted cash	832	3,914
Accounts receivable, net	562,175	469,762
Inventories	509,949	505,078
Other current assets	51,033	38,562
Total current assets	1,729,768	1,243,278
Property and equipment, net	841,035	864,375
Deferred tax assets	186,423	183,837
Goodwill	613,772	602,500
Intangible assets, net	243,679	250,327
Operating lease assets, net	206,530	202,053
Other assets	31,858	34,962
Total assets	$3,853,065	$3,381,332
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$290,826	$294,951
Accrued payroll and benefits	152,719	109,386
Accrued expenses and other current liabilities	385,443	298,603
Current maturities of long-term debt	68,485	65,846
Total current liabilities	897,473	768,786
Long-term debt	1,698,868	1,451,526
Unfunded pension liability	100,658	107,937
Operating lease liability	169,593	164,026
Deferred credits and other liabilities	83,055	67,682
Deferred tax liabilities	10,108	9,288
Total liabilities	2,959,755	2,569,245
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,662,383 shares outstanding as of September 26, 2020; 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019	1,007	1,007
Additional paid-in capital	684,189	671,772
Retained earnings	328,223	290,583
Accumulated other comprehensive loss	(120,109)	(151,275)
Total shareholders’ equity	893,310	812,087
Total liabilities and shareholders’ equity	$3,853,065	$3,381,332

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 26, 2020		September 28, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,553,258	$1,005	100,543,160	$1,005
Shares issued for exercise/vesting of share-based compensation awards	109,125	2	52,799	1
Shares surrendered for tax obligations for employee share-based transactions	—	—	(6,986)	—
Balance at period end	100,662,383	$1,007	100,588,973	$1,006
Additional paid-in capital
Balance at beginning of period		$680,954		$666,160
Shares issued for exercise/vesting of share-based compensation awards		1,141		493
Shares surrendered for tax obligations for employee share-based transactions		—		(139)
Amortization of share-based compensation		2,767		4,097
Balance at period end		684,862		670,611
Employee stock notes
Balance at beginning of period		(673)		(661)
Net issuances, payments and accrued interest on notes		—		(6)
Balance at period end		(673)		(667)
Balance at period end		$684,189		$669,944
Retained earnings
Balance at beginning of period		$302,743		$265,745
Net income		25,480		17,042
Balance at period end		$328,223		$282,787
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(153,427)		$(142,777)
Foreign currency adjustments		32,879		(36,633)
Unrealized (loss) gain on interest rate hedges		(249)		5,050
Net actuarial pension gain		688		1,373
Balance at period end		$(120,109)		$(172,987)

Total shareholders’ equity at period end		$893,310		$780,750

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 26, 2020		September 28, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,668,003	$1,007	101,310,862	$1,013
Shares issued for exercise/vesting of share-based compensation awards	284,265	4	523,346	6
Shares repurchased	(265,589)	(3)	(1,192,419)	(12)
Shares surrendered for tax obligations for employee share-based transactions	(24,296)	(1)	(52,816)	(1)
Balance at period end	100,662,383	$1,007	100,588,973	$1,006
Additional paid-in capital
Balance at beginning of period		$672,445		$659,241
Shares issued for exercise/vesting of share-based compensation awards		1,218		1,970
Shares surrendered for tax obligations for employee share-based transactions		(464)		(1,057)
Amortization of share-based compensation		11,663		10,457
Balance at period end		684,862		670,611
Employee stock notes
Balance at beginning of period		(673)		(648)
Net issuances, payments and accrued interest on notes		—		(19)
Balance at period end		(673)		(667)
Balance at period end		$684,189		$669,944
Retained earnings
Balance at beginning of period		$290,583		$246,833
Share repurchased		(4,997)		(19,982)
Adoption of new accounting standard ASU No. 2016-02		—		761
Adoption of new accounting standard ASU No. 2016-13		$(5,710)		—
Net income		48,347		55,175
Balance at period end		$328,223		$282,787
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(151,275)		$(144,805)
Foreign currency adjustments		29,136		(38,600)
Unrealized (loss) gain on interest rate hedges		(1,505)		6,163
Net actuarial pension gain		3,535		4,255
Balance at period end		$(120,109)		$(172,987)

Total shareholders’ equity at period end		$893,310		$780,750

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES
Net income	$48,347	$55,175
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	99,755	99,749
Deferred income taxes	(1,844)	14,428
Gain on sale of business units, property and equipment	(2,697)	(1,428)
Adjustment to carrying value of assets	5,675	5,669
Amortization of deferred financing costs	1,890	1,446
Stock-based compensation	11,662	10,585
Contributions to U.S. pension plan	(4,399)	(6,198)
Amortization of U.S. pension expense	5,175	6,675
Other items, net	20,034	3,649
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(97,179)	(98,525)
Inventories	(2,045)	(6,798)
Other assets	(3,668)	(1,905)
Accounts payable and accrued expenses	114,748	72,785
Change in short term and long-term tax liabilities	15,127	9,585
Net cash provided by operating activities	210,581	164,892
INVESTING ACTIVITIES
Purchases of property and equipment	(50,628)	(76,397)
Proceeds from sale of business units, property and equipment	9,248	7,542
Purchase of intangible assets	(16,268)	(28,174)
Purchases of businesses, net of cash acquired	—	(57,264)
Cash received for notes receivable	538	353
Net cash used in investing activities	(57,110)	(153,940)
FINANCING ACTIVITIES
Change in long-term debt	221,642	25,068
Common stock issued for exercise of options	1,222	1,976
Common stock repurchased	(5,000)	(19,994)
Payments to tax authorities for employee share-based compensation	(756)	(986)
Net cash provided by financing activities	217,108	6,064
Effect of foreign currency exchange rates on cash	6,156	(2,981)
Net increase in cash and cash equivalents	376,735	14,035
Cash, cash equivalents and restricted cash, beginning	229,876	117,623
Cash, cash equivalents and restricted cash, ending	$606,611	$131,658
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 26, 2020 and for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets including goodwill and other intangible assets, employee benefit obligations, income tax uncertainties, contingent assets and liabilities, provisions for bad debt, inventory, warranty liabilities, legal claims, valuation of derivatives, environmental remediation and claims relating to self-insurance. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
Factoring Arrangements – Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. The aggregate gross amount factored under these arrangements was $62.7 million and $57.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The cost of factoring is reflected in the accompanying unaudited consolidated statements of operations as interest expense and was $0.1 million and $0.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $0.2 million and $0.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

COVID 19 – The CARES Act includes measures to assist companies in response to the COVID-19 pandemic. These measures include a provision that allows employers to defer the remittance of the employer portion of the social security tax. The deferred employment tax must be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. Through the nine months ended September 26, 2020, the Company deferred $12.7 million of the employer portion of social security tax, which is included in deferred credits and other liabilities in the consolidated balance sheet. The $12.7 million deferral is included in other items, net in our consolidated statements of cash flows. The impact of the CARES Act in prospective periods may differ from our estimate as of September 26, 2020 due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in respect to the CARES Act. The CARES Act is highly detailed and we will continue to assess the impact that various provisions will have on our business.
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
Recent Accounting Standards Not Yet Adopted – In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and embedded conversion features that could be recognized separately from the primary contract. The guidance also enhances disclosure requirements for convertible instruments and simplifies the diluted net income per share calculation in certain aspects. The guidance is effective for fiscal years beginning after December 15, 2021. We are currently assessing the effect that this ASU on our consolidated financial statements and disclosures.
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
Note 2. Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc. (“VPI”). VPI is a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington and is a part of our North America segment.
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
Acquisition-related costs are expensed as incurred and are included in SG&A expense in our accompanying unaudited consolidated statements of operations. We incurred no acquisition-related costs during the three months ended September 28, 2019 and $0.4 million during the nine months ended September 28, 2019, respectively. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of purchase price. In 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related cost totaling $7.1 million, which are included in SG&A expense in our accompanying unaudited consolidated statements of operations for the nine months ended September 28, 2019.
The purchase price allocation was considered complete as of March 28, 2020.
We evaluated this acquisition quantitatively and qualitatively and determined it to be insignificant. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.
The results of this acquisition are included in our unaudited consolidated financial statements from the date of acquisition.
Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, primarily historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral.
As of January 1, 2020, we adopted ASC 326 - Measurement of Credit Losses on Financial Instruments on a modified retrospective basis, which increased the allowance for doubtful accounts by $7.6 million on the date of adoption.
At September 26, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $13.2 million and $6.0 million, respectively.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 26, 2020	December 31, 2019
Raw materials	$372,456	$372,289
Work in process	36,359	38,432
Finished goods	101,134	94,357
Total inventories	$509,949	$505,078
Note 5. Property and Equipment, Net

(amounts in thousands)	September 26, 2020	December 31, 2019
Property and equipment	$2,073,623	$2,052,584
Accumulated depreciation	(1,232,588)	(1,188,209)
Total property and equipment, net	$841,035	$864,375
We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $0.6 million and $2.1 million during the three and nine months ended September 26, 2020. We recorded impairment charges of $1.4 million and $2.8 million during the three and nine months ended September 28, 2019, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of sales	$22,242	$21,382	$65,767	$62,798
Selling, general and administrative	2,586	2,408	7,254	7,342
Total depreciation expense	$24,828	$23,790	$73,021	$70,140
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of January 1	$247,502	$273,912	$81,086	$602,500
Currency translation	(145)	10,880	537	11,272
Balance at end of period	$247,357	$284,792	$81,623	$613,772

Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 26, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$149,598	$(62,659)	$86,939
Software	102,961	(23,002)	79,959
Trademarks and trade names	57,881	(8,801)	49,080
Patents, licenses and rights	45,442	(17,741)	27,701
Total amortizable intangibles	$355,882	$(112,203)	$243,679

	December 31, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,540	$(57,326)	$94,214
Software	92,821	(18,222)	74,599
Trademarks and trade names	58,088	(7,512)	50,576
Patents, licenses and rights	45,392	(14,454)	30,938
Total amortizable intangibles	$347,841	$(97,514)	$250,327
Through September 26, 2020, we have capitalized software costs of $70.5 million related to the application development stage of our global ERP system implementation, including $13.6 million during the nine months ended September 26, 2020. As of September 26, 2020, we have placed $52.0 million in service and are amortizing the cost of our global ERP system over its estimated useful life. In the third quarter 2020, we reduced the estimated useful life of our initial ERP instance from 15 years to 10 years to align with our current plans for our future global ERP system. In March 2020, we impaired $3.4 million of capitalized software due to delays in implementation of certain ERP modules and the uncertainty of its future.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amortization expense	$7,098	$8,764	$20,345	$23,557
Note 8. Other Assets

(amounts in thousands)	September 26, 2020	December 31, 2019
Cloud computing arrangements	$10,651	$6,374
Deposits	6,270	6,440
Customer displays	5,055	11,213
Long-term notes and accounts receivable	5,838	5,177
Overfunded pension benefit obligation	2,164	2,015
Debt issuance costs on unused portion of revolver facility	1,103	1,472
Other long-term assets	393	375
Other prepaid expenses	384	1,896
Total other assets	$31,858	$34,962
The prior period information has been reclassified to conform with current period presentation.

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 26, 2020	December 31, 2019
Legal claims provision	$106,175	$79,332
Accrued sales and advertising rebates	82,311	67,250
Current portion of operating lease liability	43,999	45,254
Non-income related taxes	41,692	23,178
Accrued expenses	26,351	27,993
Current portion of warranty liability (Note 10)	20,763	21,054
Accrued interest payable	18,225	2,126
Current portion of accrued income taxes payable	17,455	1,999
Deferred revenue	12,399	7,986
Current portion of accrued claim costs relating to self-insurance programs	10,931	12,312
Current portion of derivative liability (Note 19)	3,679	4,068
Current portion of restructuring accrual (Note 17)	1,463	6,051
Total accrued expenses and other current liabilities	$385,443	$298,603
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	September 26, 2020	September 28, 2019
Balance as of January 1	$49,716	$46,468
Current period expense	16,793	15,180
Liabilities assumed due to acquisition	—	79
Experience adjustments	1,831	1,090
Payments	(17,162)	(15,937)
Currency translation	(145)	(68)
Balance at period end	51,033	46,812
Current portion	(20,763)	(20,035)
Long-term portion	$30,270	$26,777

The most significant component of our warranty liability is in the North America segment, which totaled $45.3 million at September 26, 2020, after discounting future estimated cash flows at rates between 0.69% and 4.75%. Without discounting, the liability would have been higher by approximately $2.6 million.

Note 11. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 26, 2020	September 26, 2020	December 31, 2019
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$800,000
Term loans	1.30% - 2.16%	588,507	591,153
Finance leases and other financing arrangements	1.25% - 5.95%	114,656	108,613
Mortgage notes	1.65%	28,191	28,175
Installment notes for stock	—%	—	205
Total Debt		1,781,354	1,528,146
Unamortized debt issuance costs and original issue discount		(14,001)	(10,774)
Current maturities of long-term debt		(68,485)	(65,846)
Long-term debt		$1,698,868	$1,451,526
Summaries of our significant changes to outstanding debt agreements as of September 26, 2020 are as follows:
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
Term Loans
U.S. Facility - In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150.0 million of our term loans. The caps became effective March 29, 2019 and expire December 31, 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At September 26, 2020, the outstanding principal balance, net of original issue discount, was $552.2 million.
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
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of AUD 50.0 million ($35.3 million) as of September 26, 2020.

Revolving Credit Facilities
ABL Facility - In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which did not have a financial impact. In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding of our seasonal working capital cash requirements given the significant impact of the COVID-19 pandemic on global financial markets and economies. In May 2020, we utilized a portion of the proceeds received from our issuance of the $250.0 million of Senior Secured Notes to repay the outstanding balance on our ABL Facility. As of September 26, 2020, we had no outstanding borrowings, $38.2 million in letters of credit and $310.4 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less. In May 2020, we amended this facility to relax certain financial covenants and provide for a supplemental AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%, and maturing on June 30, 2021. The facility may be used only if and when the AUD 35.0 million interchangeable facility is fully utilized. As of September 26, 2020, we had AUD 30.0 million ($21.2 million) available under this facility. In addition, the AUD 35.0 million interchangeable facility was renewed with relaxed financial maintenance covenants to at least June 30, 2021 and its line fee increased to 0.70%, compared to a line fee of 0.50% under the previous amendment. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of September 26, 2020, we had AUD 21.9 million ($15.4 million) available under this facility.
At September 26, 2020, we had combined borrowing availability of $347.0 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At September 26, 2020, we had DKK 180.0 million (or $28.2 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At September 26, 2020, we had $114.7 million outstanding in this category, with maturities ranging from 2020 to 2027.
As of September 26, 2020, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 12. Income Taxes

The Company has completed its accounting for the income tax effects of the Tax Act. Although the measurement period has effectively ended, additional guidance and regulations continue to be released or finalized. We have considered ongoing developments released through the date hereof and determined that they have no impact on our tax accounts for the nine months ended September 26, 2020. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.

The effective income tax rate for continuing operations was 38.5% and 36.3% for the three and nine months ended September 26, 2020, respectively, compared to 56.9% and 44.9% for the three and nine months ended September 28, 2019, respectively. In accordance with ASC 740-270, we recorded tax expense of $16.0 million and $27.6 million from operations in the three and nine months ended September 26, 2020, respectively, compared to a tax expense of $22.5 million and $45.0 million for the corresponding periods ended September 28, 2019, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The estimated annual effective tax rate for the current year is materially impacted by changes in management’s judgment regarding the realizability of deferred tax assets. Due to the ongoing financial and operational impacts on our business arising from COVID-19 focused in the current year, our ability to realize certain tax benefits related primarily to U.S. foreign tax credits has been impacted. As such, management believes that our existing valuation allowance against these credits as well as our net operating losses at the state level will likely increase through the year as events occur. In accordance with guidance, we have factored the predicted increases as of the balance sheet date into our estimated annual effective tax rate for the current year. To the extent that actual results and/or events differ from our predicted results, our estimated annual effective tax rate may be affected.

The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit for discrete items included in the tax provision for continuing operations for the three months ended September 26, 2020 was $0.8 million compared to $6.2 million of tax expense for the three months ended September 28, 2019, respectively. The discrete amounts for the three months ended September 26, 2020 were comprised primarily of tax benefit of $0.5 million attributed to certain return-to-provision adjustments primarily in the U.S. and $0.6 million attributed to the deferred tax impact of tax rate increases, partially offset by a tax expense of $0.3 million attributable to current period interest expense on uncertain tax positions. The discrete amounts for the three months ended September 28, 2019 were comprised primarily of $4.5 million related to the reclassification of stranded tax effect attributable to termination of hedge accounting for the maturity of interest rate swaps within OCI to income tax expense, $0.6 million related to certain return-to-provision adjustments for various entities for tax filings in the period, $0.4 million attributable to current period interest expense on uncertain tax positions, and $0.4 million related to French tax rate changes. The tax benefit related to discrete items included in the tax provision for continuing operations for the nine months ended September 26, 2020 was $2.9 million compared to tax expense of $9.1 million for the nine months ended September 28, 2019. The discrete amounts for the nine months ended September 26, 2020 were comprised primarily of tax benefit of $3.9 million attributed to the expiration of the statute of limitations on certain tax years in Estonia, $0.5 million for certain return-to-provision adjustments primarily in the U.S., and $0.3 million for the deferred tax impact of tax rate changes, partially offset by $1.4 million of current period interest expense on uncertain tax positions and $0.4 million for shortfalls arising from share-based compensation exercises and forfeitures. The discrete amounts for the nine months ended September 28, 2019 were comprised primarily of $4.5 million related to the reclassification of stranded tax effect attributable to termination of hedge accounting for the maturity of interest rate swaps within OCI to income tax expense, a tax expense of $1.2 million related to shortfalls recognized from exercises and forfeitures from share-based compensation awards, $1.1 million related to return-to-provision adjustments for various entities for tax filings in the period, $1.0 million related to the establishment of a valuation allowance for a Chilean subsidiary, $0.9 million attributable to current period interest expense on uncertain tax positions, and $0.4 million related to French tax rate changes.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $15.9 million and $16.2 million as of September 26, 2020 and December 31, 2019, respectively.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 26, 2020
Total net revenues	$662,917	$311,218	$142,004	$1,116,139	$—	$1,116,139
Intersegment net revenues	(227)	(245)	(2,801)	(3,273)	—	(3,273)
Net revenues from external customers	$662,690	$310,973	$139,203	$1,112,866	$—	$1,112,866
Impairment and restructuring charges	$1,020	$506	$(174)	$1,352	$(33)	$1,319
Adjusted EBITDA	$92,411	$39,970	$18,494	$150,875	$(20,125)	$130,750
Three Months Ended September 28, 2019
Total net revenues	$658,705	$287,703	$148,281	$1,094,689	$—	$1,094,689
Intersegment net revenues	(268)	(13)	(2,455)	(2,736)	—	(2,736)
Net revenues from external customers	$658,437	$287,690	$145,826	$1,091,953	$—	$1,091,953
Impairment and restructuring charges	$1,133	$2,258	$4,513	$7,904	$31	$7,935
Adjusted EBITDA	$66,671	$30,184	$20,343	$117,198	$(8,250)	$108,948

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 26, 2020
Total net revenues	$1,858,310	$855,198	$379,693	$3,093,201	$—	$3,093,201
Intersegment net revenues	(771)	(1,208)	(6,823)	(8,802)	—	(8,802)
Net revenues from external customers	$1,857,539	$853,990	$372,870	$3,084,399	$—	$3,084,399
Impairment and restructuring charges	$3,229	$2,660	$923	$6,812	$3,318	$10,130
Adjusted EBITDA	$232,516	$91,650	$42,454	$366,620	$(35,644)	$330,976
Nine Months Ended September 28, 2019
Total net revenues	$1,893,273	$888,174	$447,004	$3,228,451	$—	$3,228,451
Intersegment net revenues	(1,358)	(133)	(5,760)	(7,251)	—	(7,251)
Net revenues from external customers	$1,891,915	$888,041	$441,244	$3,221,200	$—	$3,221,200
Impairment and restructuring charges	$5,281	$4,210	$6,932	$16,423	$965	$17,388
Adjusted EBITDA	$206,985	$86,810	$57,981	$351,776	$(25,968)	$325,808

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$25,480	$17,042	$48,347	$55,175
Income tax expense	15,969	22,500	27,569	45,030
Depreciation and amortization	33,538	34,921	99,755	99,749
Interest expense, net	18,784	17,571	54,464	53,719
Impairment and restructuring charges(1)	1,355	8,217	10,393	18,534
(Gain) loss on sale of property and equipment	(287)	1	(2,697)	1,081
Share-based compensation expense	2,767	4,108	11,662	10,585
Non-cash foreign exchange transaction/translation (income) loss	2,963	(182)	10,558	3,615
Other items (2)	30,181	4,770	70,755	37,586
Costs relating to debt restructuring and debt refinancing	—	—	170	—
Other non-cash items (3)	—	—	—	734
Adjusted EBITDA	$130,750	$108,948	$330,976	$325,808
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our consolidated unaudited statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in the accompanying unaudited consolidated statements of operations in the amount of $36 and $282 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $263 and $1,146 for the nine months ended September 26, 2020 and September 28, 2019, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 17 - Impairment and Restructuring Charges in our financial statements.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended September 26, 2020 (1) $27,760 in legal costs and professional expenses relating primarily to litigation, (2) $1,289 in facility closure, consolidation, and startup costs, and (3) $1,142 of realized losses on hedges of intercompany notes; (ii) in the three months ended September 28, 2019 (1) $3,599 in legal costs and professional expenses relating primarily to litigation, (2) ($3,021) of realized gains on hedges of intercompany notes, (3) $2,557 in facility closure, consolidation, and startup costs, and (4) $1,435 in acquisition and integration costs; (iii) in the nine months ended September 26, 2020 (1) $62,460 in legal costs and professional expenses relating primarily to litigation, (2) $5,366 in facility closure, consolidation, and startup costs, (3) $1,235 in one-time lease termination charges, and (4) $1,142 of realized losses on hedges of intercompany notes; (iv) in the nine months ended September 28, 2019 (1) $15,708 in facility closure, consolidation, and startup costs, (2) $13,432 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $9,887 in legal costs and professional expenses relating primarily to litigation, (4) ($3,053) of realized gains on hedges of intercompany notes, (5) $987 in miscellaneous costs, and (6) $625 in costs related to departure of former executives.
(3)Other non-cash items include $734 in the nine months ended September 28, 2019 for inventory adjustments.
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
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 26, 2020 and December 31, 2019 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.

In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of September 26, 2020, $170.0 million was remaining under the repurchase authorization.
We did not repurchase shares during the three months ended September 26, 2020 or September 28, 2019. During the nine months ended September 26, 2020 and September 28, 2019, we repurchased 265,589 and 1,192,419 shares of our Common Stock, respectively, at an average price per share of $18.83 and $16.77, respectively.
Note 15. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted average outstanding shares of Common Stock basic	100,609,593	100,572,016	100,587,734	100,615,006
Restricted stock units, performance share units, and options to purchase Common Stock	1,169,359	809,960	853,229	804,764
Weighted average outstanding shares of Common Stock diluted	101,778,952	101,381,976	101,440,963	101,419,770
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Common Stock options	1,707,245	1,678,874	1,800,778	1,711,275
Restricted stock units	419,097	40,707	396,631	201,254
Performance share units	270,827	11,525	306,526	299,856

Note 16. Stock Compensation

The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 26, 2020		September 28, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	18,226	$20.88
Options canceled	43,179	$27.73	68,940	$25.79
Options exercised	97,150	$11.75	72,667	$12.25

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	169,288	$16.48	260,219	$18.08
PSUs granted	—	$—	14,367	$22.15

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	407,607	$24.30	443,170	$20.94
Options canceled	159,354	$26.51	238,142	$26.36
Options exercised	201,530	$11.68	459,724	$9.44

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	856,203	$19.59	914,207	$20.02
PSUs granted	311,275	$25.50	401,935	$22.21

Stock-based compensation expense was $2.8 million and $11.7 million for the three and nine months ended September 26, 2020, respectively, and $4.2 million and $10.6 million for the three and nine months ended September 28, 2019, respectively. As of September 26, 2020, we had $33.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.97 years.
Note 17. Impairment and Restructuring Charges
During 2020 and 2019, we engaged in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure and costs associated with plant consolidations and closures.
Asset impairment charges were recorded in addition to our restructuring costs. In the nine months ended September 26, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. In the three and nine months ended September 28, 2019, impairment charges were primarily related to ROU assets and property and equipment held by operations impacted by restructuring.

The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 26, 2020
Severance costs	$569	$445	$359	$—	$1,373
Other exit costs	—	2	(623)	(33)	(654)
Total restructuring costs	569	447	(264)	(33)	719
Impairments	451	59	90	—	600
Total impairment and restructuring charges	$1,020	$506	$(174)	$(33)	$1,319
Three Months Ended September 28, 2019
Severance costs	$6	$2,022	$1,726	$44	$3,798
Other exit costs	16	236	814	(13)	1,053
Total restructuring costs	22	2,258	2,540	31	4,851
Impairments	1,111	—	1,973	—	3,084
Total impairment and restructuring charges	$1,133	$2,258	$4,513	$31	$7,935

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 26, 2020
Severance costs	$2,022	$1,471	$542	$(10)	$4,025
Other exit costs	(1)	235	227	(31)	430
Total restructuring costs	2,021	1,706	769	(41)	4,455
Impairments	1,208	954	154	3,359	5,675
Total impairment and restructuring charges	$3,229	$2,660	$923	$3,318	$10,130
Nine Months Ended September 28, 2019
Severance costs	$2,166	$3,693	$3,262	$1,005	$10,126
Other exit costs	50	356	1,227	(40)	1,593
Total restructuring costs	2,216	4,049	4,489	965	11,719
Impairments	3,065	161	2,443	—	5,669
Total impairment and restructuring charges	$5,281	$4,210	$6,932	$965	$17,388
Short-term restructuring accruals are recorded in accrued expenses and totaled $1.5 million and $6.1 million as of September 26, 2020 and December 31, 2019, respectively. Long-term restructuring accruals are recorded in deferred credits and other liabilities and totaled $0.2 million and $1.0 million as of September 26, 2020 and December 31, 2019, respectively.

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
September 26, 2020
Severance costs	$5,314	$4,025	$(8,023)	$1,316
Other exit costs	1,729	430	(1,814)	345
Total	$7,043	$4,455	$(9,837)	$1,661
September 28, 2019
Severance costs	$5,353	$10,126	$(11,067)	$4,412
Other exit costs	3,287	1,593	(2,009)	2,871
Total	$8,640	$11,719	$(13,076)	$7,283

Note 18. Other Expense (Income)
The table below summarizes the amounts included in other expense (income) in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency losses (gains)	$4,316	$(5,374)	$8,390	$(5,195)
Governmental pandemic assistance reimbursement	(1,493)	—	(7,374)	—
Insurance reimbursement	(1,257)	—	(1,257)	—
Pension expense	344	2,726	975	8,126
(Gain) loss on sale of business units, property, and equipment	(287)	240	(2,697)	(1,551)
Other items	(244)	(279)	(1,487)	(1,421)
Legal settlement income	—	—	—	(1,247)
Total other expense (income)	$1,379	$(2,687)	$(3,450)	$(1,288)
Governmental pandemic assistance reimbursement for the three and nine months ended September 26, 2020 primarily consisted of cash received from governmental pandemic assistance programs within our North America and Europe segments as a result of COVID-19.
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
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $105.5 million. We have foreign currency derivative contracts, with a total notional amount of $24.0 million, to hedge the effects of translation gains and losses on intercompany loans and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $97.8 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market losses of $0.2 million and gains of $3.0 million in the three and nine months ended September 26, 2020, respectively, and gains of $0.1 million and losses of $2.7 million in the three and nine months ended September 28, 2019, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and will effectively change the base rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 26, 2020. We recorded a cumulative pre-tax mark-to-market loss of $0.5 million and $2.2 million, offset by a cumulative tax benefit of $0.2 million and $0.6 million in consolidated other comprehensive income during the three and nine months ended September 26, 2020, respectively. We reclassified $0.2 million previously recorded in other comprehensive income to interest expense and $0.1 million as a benefit to income tax expense. These reclassifications of interest rate hedge adjustments resulted in a $0.1 million decrease in net income during the three and nine months ended September 26, 2020, respectively.
As of September 26, 2020, approximately $0.9 million is expected to be reclassified to interest expense over the next 12 months.
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
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three and nine months ended September 26, 2020 and September 28, 2019.
In conjunction with the December 2017 refinancing of the Term Loan Facility, we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which was being amortized as interest expense over the pre-termination life of the interest rate swaps. As of December 31, 2019, the loss on termination has been fully amortized. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $0.4 million and $1.3 million during the three and nine months ended September 28, 2019.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 26, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,097	$1,372
Interest rate cap contracts	Other assets	$—	$6

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	September 26, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$809	$—
Interest rate contracts	Deferred credits and other liabilities	$1,213	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,870	$4,068
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	September 26, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$325,121	$325,121	$—	$325,121	$—
Derivative assets, recorded in other current assets	3,097	3,097	—	3,097	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,781,354	$1,791,474	$—	$1,791,474	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	3,679	3,679	—	3,679	—
Derivative liabilities, recorded in deferred credits and other liabilities	1,213	1,213	—	1,213	—

	December 31, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative assets, recorded in other current assets	$1,372	$1,372	$—	$1,372	$—
Derivative assets, recorded in other assets	6	6	—	6	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,528,146	$1,554,425	$—	$1,554,425	$—
Derivative liabilities, recorded in accrued expenses and other current assets	4,068	4,068	—	4,068	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 19- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of September 26, 2020 or December 31, 2019.
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
Other than the matters described below, as of September 26, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons, Inc. vs JELD-WEN, Inc. – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (“Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.
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
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that ends on September 10, 2021. This settlement has no effect on the Original Action between the parties that is currently on appeal in the Fourth Circuit except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action will apply to the amended supply agreement during the pendency of the appeal of the Original Action, nor does this settlement have any effect on the Steves Texas Trade Secret Theft Action, which remains on appeal in the Fourth Circuit. We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company believes the claims lack merit and intends to vigorously defend against the action. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020, which was denied on October 26, 2020. Trial in this matter is currently set for May 24, 2021.
In Re: Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and other similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits were consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and JELD-WEN violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain or stabilize the prices of interior molded doors in the United States. The complaints sought ordinary and treble damages, declaratory relief, interest, costs and attorneys’ fees.

The Company believes the claims lack merit and vigorously defended against the actions. On September 18, 2019, the court granted in part and denied in part the defendants’ motions to dismiss the lawsuits, dismissing various state law claims and limiting plaintiffs’ damages claims to a four-year period (from 2014-2018) under the applicable statute of limitations. Together with Masonite, we filed motions to oppose class certification in both the Direct Purchaser and Indirect Purchaser Actions on May 19, 2020.
On August 31, 2020, JELD-WEN and Masonite entered into a settlement agreement to resolve the Direct Purchaser Action. In exchange for a full release of claims through the date of preliminary court approval of the settlement, each defendant agreed to pay $28.0 million to the named plaintiffs and the settlement class. In addition, on September 4, 2020, JELD-WEN and Masonite entered into a separate settlement agreement to resolve the Indirect Purchaser Action. Each defendant agreed to pay $9.75 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the execution date of the settlement agreement. The court entered a minute order preliminarily approving the settlements on October 8, 2020 and set March 16, 2021 as the date for the final fairness hearing. The Company continues to believe that the plaintiffs’ claims lack merit and has denied any liability or wrongdoing for the claims made against the Company. The settlement agreements remain subject to final court approval and other conditions.
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in federal court in the province of Ontario, which was served on us on September 29, 2020 (the “Ontario Action”). The Ontario Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. The Company believes both the Quebec Action and the Ontario Action lack merit and intends to vigorously defend against them.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $200.0 million for domestic product liability risk and exposures between $0.5 million and $200.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 26, 2020 and December 31, 2019, our accrued liability for self-insured risks was $78.3 million and $76.6 million, respectively.
Indemnifications – At September 26, 2020, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
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

(amounts in thousands)	September 26, 2020	December 31, 2019
Self-insurance workers’ compensation	$24,688	$23,638
Legal	40,861	48,561
Liability and other insurance	18,208	16,678
Environmental	8,286	8,186
Other	7,010	5,864
Total outstanding performance bonds and stand-by letters of credit	$99,053	$102,927
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.7 million at both September 26, 2020 and December 31, 2019. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets. No long-term environmental liabilities were recorded at either September 26, 2020 or December 31, 2019.
Everett, Washington WADOE Action – In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment. We are currently working with WADOE to finalize our Remedial Investigation and Feasibility Study (“RI/FS”), and, on April 30, 2020, we provided the WADOE with our revised draft RI/FS. The WADOE will review our RI/FS and provide a public comment period, potentially in the first quarter of 2021, before we can develop the CAP. However, at this time, we cannot reasonably estimate the cost associated with any remedial actions we will be required to undertake under the CAP; therefore, we have not provided accruals for any remedial action in our accompanying consolidated financial statements.
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
Note 22. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$775	$1,250	$2,325	$3,750
Interest cost	3,050	3,725	9,150	11,175
Expected return on plan assets	(5,475)	(4,650)	(16,425)	(13,950)
Amortization of net actuarial pension loss	1,725	2,225	5,175	6,675
Pension benefit expense	$75	$2,550	$225	$7,650

During the three and nine months ended September 26, 2020, we made required contributions to our U.S. defined benefit pension plan or “Plan”, of $1.1 million and $2.7 million, respectively, and voluntary contributions of $1.7 million. During the three and nine months ended September 28, 2019, we made required contributions to the Plan of $3.1 million and $6.1 million, respectively, and voluntary contributions of $0.1 million. We have no additional required contributions for the Plan in 2020.

During the three months ended June 27, 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding 4 years, rather than the standard method utilized during the previous 5 years, resulting in a reduction to pension benefit expenses in the nine month period ending September 26, 2020.
Note 23. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019
Cash Operating Activities:
Operating leases	$43,115	$41,812
Finance leases	141	86
Cash paid for amounts included in the measurement of lease liabilities	$43,256	$41,898

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$2,844	$7,657
Property, equipment and intangibles purchased for debt	13,571	29,813
Customer accounts receivable converted to notes receivable	820	538

Cash Financing Activities:
Proceeds from issuance of new debt	$250,000	$124,375
Borrowings on long-term debt	893	6,282
Payments of long-term debt	(24,668)	(104,954)
Payments of debt issuance and extinguishment costs, including underwriting fees	(4,583)	(635)
Change in long-term debt	$221,642	$25,068

Cash paid for amounts included in the measurement of finance lease liabilities	$1,167	$597

Non-cash Financing Activities:
Debt issuance costs deducted from long-term debt borrowings in accounts payable	$250	$—
Prepaid insurance funded through short-term debt borrowings	10,785	4,948
Prepaid ERP costs funded through short-term debt borrowings	—	1,430
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	178	79
Accounts payable converted to installment notes	914	757

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$14,197	$21,026
Cash interest paid	37,457	38,832
Note 24. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. “CMD”, a subsidiary, which was part of our North America segment, for $6.5 million, resulting in a gain of $2.8 million in the second quarter of 2019. A minority shareholder of the buying group also serves on our Board of Directors. Under the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. As of September 26, 2020, the remaining balance is $1.9 million. At September 26, 2020, there is no amount due from the related party. This sale did not have a material impact on our results of operations.

Acquired lease – In conjunction with our acquisition of VPI, we assumed operating leases on two buildings with a former shareholder of VPI and current employee. The leases are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value by $0.6 million. At September 26, 2020, the operating lease asset is $3.6 million.

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
    We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our annual report on Form 10-K and Item 1A- Risk Factors and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•negative trends in overall business, financial market and economic conditions, and/or activity levels in our end markets;
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
•increases in interest rates and reduced availability of financing for the purchase of new homes and home construction and improvements;
•fluctuations in the prices of raw materials used to manufacture our products;
•delays or interruptions in the delivery of raw materials or finished goods;
•seasonal business and varying revenue and profit;
•changes in weather patterns;
•political, economic, and other risks, including pandemics, such as COVID-19, that arise from operating a multinational business;
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
•changes in building codes that could increase the cost of our products or lower the demand for our windows and doors;
•compliance costs and liabilities under environmental, health, and safety laws and regulations;

•compliance costs with respect to legislative and regulatory proposals to restrict emission of GHGs;
•lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials;
•product liability claims, product recalls, or warranty claims;
•inability to protect our intellectual property;
•loss of key officers or employees;
•pension plan obligations;
•our current level of indebtedness;
•risks associated with any material weaknesses in our internal controls;
•the extent of Onex’s control of us; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors in our 10-K and Item 1A- Risk Factors in this 10-Q.
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
This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
•Overview and Background. This section provides a general description of our Company and reportable segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
•Consolidated Results of Operations and Operating Results by Business Segment. This section provides our analysis and outlook for the significant line items on our consolidated statements of operations, as well as other information that we deem meaningful to an understanding of our results of operations on both a consolidated basis and a business segment basis.
•Liquidity and Capital Resources. This section contains an overview of our financing arrangements and provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business and sources and uses of our cash.
•Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or a complex estimation process.

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
Acquisitions
In March 2019, we acquired VPI Quality Windows, Inc., a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects, primarily in the western U.S. VPI is located in Spokane, Washington. VPI is part of our North America segment. We paid $57.8 million in cash, net of cash acquired, for the acquisition of VPI.
    For additional information on our acquisition activity, see Note 2 - Acquisitions of our financial statements included elsewhere in this 10-Q.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of regions in which we operate. During the second and third quarters of 2020, we experienced intermittent closures of certain manufacturing facilities due to local and governmental mandates, with disruptions occurring primarily in April and May. Customer demand and revenue were consistent with our expectations during April and May with high-teens percentage declines from the prior year, however, they improved through the last half of the second quarter and continued to improve during the third quarter. We have modified our manufacturing facilities and procedures, based on recommended public health guidelines, to ensure the health and well-being of our employees. During 2020, we recognized approximately $7.4 million, including $1.5 million during the third quarter, relating to governmental pandemic assistance programs, which are primarily related to reimbursements for additional costs incurred as a result of the outbreak of COVID-19.
We have continued to monitor our liquidity resulting in increased liquidity each quarter during 2020, primarily as a result of issuing $250.0 million of Senior Secured Notes during the second quarter and the seasonality of our business. We have also taken measures to reduce discretionary spending. We have, for example, restricted travel, implemented hiring freezes for non-essential positions, delayed merit increases, and suspended all non-critical spending, such as marketing and discretionary projects. In addition, during the second quarter, we implemented actions to reduce salary costs globally, including by our executive leadership team and Board of Directors elected to reduce their second quarter compensation by 25%, and implemented short-term employee furloughs throughout our Company. During the third quarter, we have reversed certain salary cost cutting initiatives based on our financial results. Further, to maintain sufficient levels of cash and liquidity, we are deferring tax payments where permitted through COVID-19 related government subsidy programs and are actively monitoring our accounts receivable for customers with elevated credit risk. We are monitoring the situation closely and, if necessary, will relax cost saving measures or implement additional measures as appropriate.
The scope and nature of impacts from COVID-19, most of which are beyond our control, continue to evolve, and the outcome is uncertain. The ultimate effects of the COVID-19 pandemic on us and the end markets we service, is highly uncertain and will depend on future developments. Such effects could exist for an extended period even after the pandemic ends.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.

Comparison of the Three Months Ended September 26, 2020 to the Three Months Ended September 28, 2019

	Three Months Ended
	September 26, 2020		September 28, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,112,866	100.0%	$1,091,953	100.0%
Cost of sales	867,972	78.0%	868,168	79.5%
Gross margin	244,894	22.0%	223,785	20.5%
Selling, general and administrative	181,963	16.4%	161,424	14.8%
Impairment and restructuring charges	1,319	0.1%	7,935	0.7%
Operating income	61,612	5.5%	54,426	5.0%
Interest expense, net	18,784	1.7%	17,571	1.6%
Other expense (income)	1,379	0.1%	(2,687)	(0.2)%
Income before taxes	41,449	3.7%	39,542	3.6%
Income tax expense	15,969	1.4%	22,500	2.1%
Net income	$25,480	2.3%	$17,042	1.6%
Consolidated Results
Net Revenues – Net revenues increased $20.9 million, or 1.9%, to $1,112.9 million in the three months ended September 26, 2020 from $1,092.0 million in the three months ended September 28, 2019. The increase in net revenues was driven by a 2% positive impact from foreign exchange. Core revenues, which exclude the impact of foreign exchange and acquisitions completed in the last twelve months remained stable.
Gross Margin – Gross margin increased $21.1 million, or 9.4%, to $244.9 million in the three months ended September 26, 2020 from $223.8 million in the three months ended September 28, 2019. Gross margin as a percentage of net revenues was 22.0% in the three months ended September 26, 2020 and 20.5% in the three months ended September 28, 2019. The increase in gross margin percentage was due to improved pricing and lower material costs, partially offset by unfavorable volume/mix in our North America and Australasia regions and the effect of inflation on labor compensation.
SG&A Expense – SG&A expense increased $20.5 million, or 12.7%, to $182.0 million for the three months ended September 26, 2020 from $161.4 million in the three months ended September 28, 2019. SG&A expense as a percentage of net revenues increased to 16.4% for the three months ended September 26, 2020 from 14.8% for the three months ended September 28, 2019. The increase in SG&A expense was primarily due to increased legal expenses, primarily relating to litigation, and changes in estimated variable compensation, partially offset by reductions in spending relating to sales, marketing, travel, and salaries as a result of cost saving measures implemented in response to COVID-19.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $6.6 million, or 83.4%, to $1.3 million in the three months ended September 26, 2020 from $7.9 million in the three months ended September 28, 2019. The decrease in impairment and restructuring charges was primarily due to reduced restructuring efforts across all segments during the third quarter of 2020 as compared to the third quarter of 2019.
Interest Expense, Net – Interest expense, net increased $1.2 million, or 6.9%, to $18.8 million in the three months ended September 26, 2020 from $17.6 million in the three months ended September 28, 2019. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by reduced borrowings and interest rates under our revolving credit facilities.
Other Expense (Income) – Other expense (income) changed $4.1 million to expense of $1.4 million in the three months ended September 26, 2020 from income of $2.7 million in the three months ended September 28, 2019. Other expense in the three months ended September 26, 2020 consisted primarily of foreign currency losses of $4.3 million, partially offset by $1.5 million for income recognized as a result of governmental pandemic assistance reimbursements relating to COVID-19 and an insurance reimbursement of $1.3 million. Other expense in the three months ended September 28, 2019 primarily consisted of foreign currency gains of $5.4 million, partially offset by pension expense of $2.7 million.
    Income Taxes – Income tax expense decreased $6.5 million, or 29.0%, to $16.0 million in the three months ended September 26, 2020 from $22.5 million in the three months ended September 28, 2019. The effective tax rate in the three months ended September 26, 2020 was 38.5% compared to 56.9% in the three months ended September 28, 2019. The effective tax rate for the three months ended September 26, 2020 and September 28, 2019 was heavily impacted by the GILTI provisions of the Tax Act. The decrease in tax expense of $6.5 million in the current period was primarily driven by a decrease in discrete tax impacts for the reclassification of the tax effect of interest rate swaps within OCI to income tax expense recorded in 2019, tax benefits attributed to changes in return-to-provision adjustments, and the deferred tax impact of tax rate increases. Our 2020 estimated annual effective tax rate increased due to certain projected changes in valuation allowances recorded against certain tax attribute carryforwards due to anticipated operational impacts of the COVID-19 pandemic.
Comparison of the Nine Months Ended September 26, 2020 to the Nine Months Ended September 28, 2019

	Nine Months Ended
	September 26, 2020		September 28, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,084,399	100.0%	$3,221,200	100.0%
Cost of sales	2,426,465	78.7%	2,549,067	79.1%
Gross margin	657,934	21.3%	672,133	20.9%
Selling, general and administrative	520,874	16.9%	502,109	15.6%
Impairment and restructuring charges	10,130	0.3%	17,388	0.5%
Operating income	126,930	4.1%	152,636	4.7%
Interest expense, net	54,464	1.8%	53,719	1.7%
Other income	(3,450)	(0.1)%	(1,288)	—%
Income before taxes	75,916	2.5%	100,205	3.1%
Income tax expense	27,569	0.9%	45,030	1.4%
Net income	$48,347	1.6%	$55,175	1.7%
Consolidated Results
Net Revenues – Net revenues decreased $136.8 million, or 4.2%, to $3,084.4 million in the nine months ended September 26, 2020 from $3,221.2 million in the nine months ended September 28, 2019. The decrease was driven by a decline in core revenue of 4% and an adverse foreign exchange impact of 1%, partially offset by a 1% contribution from the VPI acquisition. The decrease in core revenue consisted of a 7% decline in volume/mix, partially offset by a 3% pricing benefit.
Gross Margin – Gross margin decreased $14.2 million, or 2.1%, to $657.9 million in the nine months ended September 26, 2020 from $672.1 million in the nine months ended September 28, 2019. Gross margin as a percentage of net revenues was 21.3% in the nine months ended September 26, 2020 and 20.9% in the nine months ended September 28, 2019. Gross margins remained stable due to a reduction in wages as a result of plant closures and cost saving measures implemented in response to COVID-19 and favorable pricing within North America, partially offset by unfavorable volume/mix across all regions and the effect of inflation on labor compensation.
SG&A Expense – SG&A expense increased $18.8 million, or 3.7%, to $520.9 million in the nine months ended September 26, 2020 from $502.1 million in the nine months ended September 28, 2019. The increase in SG&A expense was primarily due to increased legal expenses, primarily relating to litigation and estimated variable compensation, partially offset by reductions in spending relating to sales, marketing, travel, salaries as a result of cost saving measures implemented in response to COVID-19 and one-time acquisition costs recorded in 2019.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $7.3 million, or 41.7%, to $10.1 million in the nine months ended September 26, 2020 from $17.4 million in the nine months ended September 28, 2019. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. Charges incurred in 2019 primarily related to plant consolidations in our North America and Australasia segments as well as severance costs across all segments and corporate. For more information, refer to Note 17 - Impairment and Restructuring Charges to our unaudited consolidated financial statements included in this 10-Q.
Interest Expense, Net – Interest expense, net, increased $0.7 million, or 1.4%, to $54.5 million in the nine months ended September 26, 2020 from $53.7 million in the nine months ended September 28, 2019. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by reduced borrowings and interest rates under our revolving credit facilities.

Other Income – Other income increased $2.2 million, or 167.9%, to $3.5 million in the nine months ended September 26, 2020 from $1.3 million in the nine months ended September 28, 2019. The other income in the nine months ended September 26, 2020 primarily consisted of foreign currency losses of $8.4 million, offset by $7.4 million for cash received as a result of governmental pandemic assistance reimbursements relating to COVID-19, a gain on sale of property and equipment of $2.7 million, and an insurance reimbursement of $1.3 million. Other income in the nine months ended September 28, 2019 was primarily due to pension expense of $8.1 million, offset by foreign currency gains of $5.2 million, a gain on the sale of business units, property and equipment of $1.6 million, and legal settlement income of $1.2 million.
Income Taxes – Income tax expense decreased $17.5 million, or 38.8%, to $27.6 million in the nine months ended September 26, 2020 from $45.0 million in the nine months ended September 28, 2019. The effective tax rate in the nine months ended September 26, 2020 was 36.3% compared to 44.9% in the nine months ended September 28, 2019. The decrease in September 26, 2020 tax expense of $17.5 million was primarily driven by the tax benefit attributed to the expiration of the statute of limitations on certain tax years in Estonia and the decline and mix of income between jurisdictions in which we do business, offset by the increase of the estimated annual effective estimated tax rate. Our 2020 estimated annual effective tax rate increased due to certain projected changes in valuation allowances recorded against certain tax attribute carryforwards due to anticipated operational impacts of the COVID-19 pandemic.

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
Comparison of the Three Months Ended September 26, 2020 to the Three Months Ended September 28, 2019

	Three Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019
Net revenues from external customers			% Variance
North America	$662,690	$658,437	0.6%
Europe	310,973	287,690	8.1%
Australasia	139,203	145,826	(4.5)%
Total Consolidated	$1,112,866	$1,091,953	1.9%
Percentage of total consolidated net revenues
North America	59.6%	60.3%
Europe	27.9%	26.3%
Australasia	12.5%	13.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$92,411	$66,671	38.6%
Europe	39,970	30,184	32.4%
Australasia	18,494	20,343	(9.1)%
Corporate and unallocated costs	(20,125)	(8,250)	143.9%
Total Consolidated	$130,750	$108,948	20.0%
Adjusted EBITDA as a percentage of segment net revenues
North America	13.9%	10.1%
Europe	12.9%	10.5%
Australasia	13.3%	14.0%
Total Consolidated	11.7%	10.0%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information in our unaudited interim consolidated financial statements.
North America
Net revenues in North America increased $4.3 million, or 0.6%, to $662.7 million in the three months ended September 26, 2020 from $658.4 million in the three months ended September 28, 2019. The increase was due to an increase in core revenues of 1%, consisting of a 6% benefit from pricing, partially offset by a volume/mix headwind of 5%.
Adjusted EBITDA in North America increased $25.7 million, or 38.6%, to $92.4 million in the three months ended September 26, 2020 from $66.7 million in the three months ended September 28, 2019. The increase was primarily due to improved pricing, partially offset by unfavorable mix and the effect of inflation on labor compensation.
Europe
Net revenues in Europe increased $23.3 million, or 8.1%, to $311.0 million in the three months ended September 26, 2020 from $287.7 million in the three months ended September 28, 2019. The increase was due to a 5% positive impact from foreign exchange and an increase in core revenues of 3%, consisting of a 2% increase from volume/mix and a 1% benefit from pricing.

Adjusted EBITDA in Europe increased $9.8 million, or 32.4%, to $40.0 million in the three months ended September 26, 2020 from $30.2 million in the three months ended September 28, 2019. The increase was primarily due to favorable volume/mix, pricing benefits, and labor and material cost savings.
Australasia
Net revenues in Australasia decreased $6.6 million, or 4.5%, to $139.2 million in the three months ended September 26, 2020 from $145.8 million in the three months ended September 28, 2019. The decrease was due to a reduction in core revenues of 8%, consisting of a decrease in volumes/mix from market headwinds of 7% and reduced pricing of 1%, partially offset by positive foreign exchange impacts of 3%.
Adjusted EBITDA in Australasia decreased $1.8 million, or 9.1%, to $18.5 million in the three months ended September 26, 2020 from $20.3 million in the three months ended September 28, 2019. The decrease was primarily due to lower volumes and unfavorable pricing, partially offset by labor cost savings and reductions in SG&A spending relating to sales, marketing, and travel, as a result of cost saving measures implemented in response to COVID-19.
Corporate and unallocated costs
Adjusted EBITDA in our corporate and unallocated costs decreased $11.9 million, or 143.9%, to ($20.1) million in the three months ended September 26, 2020 from ($8.3) million in the three months ended September 28, 2019. The decrease was primarily due to increased variable compensation and the impact of foreign exchange hedges.
Comparison of the Nine Months Ended September 26, 2020 to the Nine Months Ended September 28, 2019

	Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019
Net revenues from external customers			% Variance
North America	$1,857,539	$1,891,915	(1.8)%
Europe	853,990	888,041	(3.8)%
Australasia	372,870	441,244	(15.5)%
Total Consolidated	$3,084,399	$3,221,200	(4.2)%
Percentage of total consolidated net revenues
North America	60.2%	58.7%
Europe	27.7%	27.6%
Australasia	12.1%	13.7%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$232,516	$206,985	12.3%
Europe	91,650	86,810	5.6%
Australasia	42,454	57,981	(26.8)%
Corporate and unallocated costs	(35,644)	(25,968)	37.3%
Total Consolidated	$330,976	$325,808	1.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	10.9%
Europe	10.7%	9.8%
Australasia	11.4%	13.1%
Total Consolidated	10.7%	10.1%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 13 - Segment Information in our unaudited interim consolidated financial statements.

North America
Net revenues in North America decreased $34.4 million, or 1.8%, to $1,857.5 million in the nine months ended September 26, 2020 from $1,891.9 million in the nine months ended September 28, 2019. The decrease was primarily due to a reduction in core revenues of 3%, consisting of a decrease in volume/mix of 8%, offset by a pricing benefit of 5%, and a 1% increase attributable to the acquisition of VPI.
Adjusted EBITDA in North America increased $25.5 million, or 12.3%, to $232.5 million in the nine months ended September 26, 2020 from $207.0 million in the nine months ended September 28, 2019. The increase was due to favorable pricing, reduced salary and benefit costs, and contributions from our VPI acquisition, partially offset by unfavorable revenue mix and the effect of inflation on labor compensation.
Europe
Net revenues in Europe decreased $34.1 million, or 3.8%, to $854.0 million in the nine months ended September 26, 2020 from $888.0 million in the nine months ended September 28, 2019. The decrease was primarily due to a decrease in core revenue of 3%, consisting of a decrease in volume/mix of 4%, offset by a pricing benefit of 1%, as well as adverse foreign exchange impacts of 1%.
Adjusted EBITDA in Europe increased $4.8 million, or 5.6%, to $91.7 million in the nine months ended September 26, 2020 from $86.8 million in the nine months ended September 28, 2019. The increase was primarily due to labor and material cost savings and favorable pricing, partially offset by revenue mix.
Australasia
Net revenues in Australasia decreased $68.4 million, or 15.5%, to $372.9 million in the nine months ended September 26, 2020 from $441.2 million in the nine months ended September 28, 2019. The decrease was due to a reduction in core revenues of 13%, consisting of a decrease in volume/mix of 12% and reduced pricing of 1%, as well as adverse foreign exchange impacts of 3%.
Adjusted EBITDA in Australasia decreased $15.5 million, or 26.8%, to $42.5 million in the nine months ended September 26, 2020 from $58.0 million in the nine months ended September 28, 2019. The decrease was primarily due to lower volumes from market headwinds and pricing, partially offset by labor cost savings and reductions in spending relating to sales, marketing, travel, and salaries as a result of cost saving measures implemented in response to COVID-19.
Corporate and unallocated costs
Adjusted EBITDA in our corporate and unallocated costs decreased $9.7 million, or 37.3%, to ($35.6) million in the nine months ended September 26, 2020 from ($26.0) million in the nine months ended September 28, 2019. The decrease was primarily due to increased variable compensation and the impact of foreign exchange hedges.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, factoring agreements, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of September 26, 2020, our cash balances, including $0.8 million of restricted cash, consisted of $354.0 million in the U.S. and $252.6 million in non-U.S. subsidiaries. In May 2020, we issued $250.0 million in Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. Although there is uncertainty surrounding the anticipated impact of the recent COVID-19 pandemic on our operating results and liquidity, based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.

As of September 26, 2020, we had total liquidity (a non-GAAP measure) of $952.8 million, consisting of $605.8 million in unrestricted cash, $310.4 million available for borrowing under the ABL Facility, and AUD 51.9 million ($36.6 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $554.5 million as of December 31, 2019. The increase in total liquidity was primarily due to the May 2020 Senior Secured Notes issuance and normal seasonality of our business.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $1.8 million for the nine months ended September 26, 2020. A 1.0% increase in interest rates would have increased our interest expense by $5.5 million for the same period. The impact of these hypothetical changes would have been partially mitigated by interest rate caps and the floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity.
In December 2019, we amended our ABL facility to reflect current banking regulatory requirements, which did not have a financial impact.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds to repay $115.0 million of outstanding borrowings under the ABL Facility.
In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility.
As of September 26, 2020, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 11 - Long-Term Debt in our consolidated financial statements for additional details.
Factoring arrangements
     Our ABS subsidiary, acquired in March 2018, has entered into factoring agreements with a U.S.-based financial institution under which it can elect to sell certain of its accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk of non-collection to the factor. Thus, cash proceeds from these arrangements are reflected as operating activities, including the change of accounts receivable on our statement of cash flows each period. We do not service any factored accounts after the factoring has occurred and do not have any servicing assets or liabilities. The aggregate gross amount factored under these arrangements was $62.7 million and $57.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The cost of factoring is reflected in the accompanying unaudited consolidated statements of operations as interest expense and was $0.1 million and $0.1 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $0.2 million and $0.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 26, 2020	September 28, 2019
Cash provided by (used in):
Operating activities	$210,581	$164,892
Investing activities	(57,110)	(153,940)
Financing activities	217,108	6,064
Effect of changes in exchange rates on cash and cash equivalents	6,156	(2,981)
Net change in cash and cash equivalents	$376,735	$14,035
Cash Flow from Operations
Net cash provided by operating activities increased $45.7 million to $210.6 million in the nine months ended September 26, 2020 from $164.9 million in net cash provided by operating activities in the nine months ended September 28, 2019. The increase in cash provided by operating activities was due primarily to the deferral of payroll taxes, changes in net working capital, and impacts from foreign exchange.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $96.8 million to $57.1 million in the nine months ended September 26, 2020 from $153.9 million in the nine months ended September 28, 2019 primarily due to a decrease in the cash used for acquisitions and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $217.1 million in the nine months ended September 26, 2020 and consisted primarily of increased borrowings of $221.6 million, partially offset by repurchases of our Common Stock of $5.0 million.
Net cash provided by financing activities was $6.1 million in the nine months ended September 28, 2019 and consisted primarily of increased borrowings of $25.1 million, partially offset by repurchases of our Common Stock of $20.0 million.
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
Except for certain policy changes due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, management believes there have been no significant policy changes during the nine months ended September 26, 2020. For information about recently issued accounting standards, see Note 1 - Description of Company and Summary of Significant Accounting Policies in our unaudited consolidated financial statements.
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

The amount of our consolidated net assets that were available to be distributed under our credit facilities as of September 26, 2020 was $646.1 million.
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
Item 4 - Controls and Procedures
Disclosure Controls and Procedures
    The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that due to material weaknesses in internal control over financial reporting as described in Item 9A - Controls and Procedures in our Form 10-K, the Company’s disclosure controls and procedures were not effective as of September 26, 2020.
Remediation Plan for Previously Identified Material Weaknesses
    As described in Item 9A - Controls and Procedures in our Form 10-K, we identified material weaknesses in our internal control over financial reporting and the Company’s management implemented a remediation plan to address the control deficiencies that led to the material weaknesses identified therein. The remediation plan includes the following:
•Enhance and supplement the finance team in Europe by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;
•Enhance the tone, communication and overall awareness of the importance of internal control over financial reporting from executive management;
•Evaluate corporate and segment monitoring controls to ensure they are designed and operating at the appropriate level of precision required to support risk mitigation;
•Implement enhancements to the design of our customer pricing controls in Europe;
•Implement enhancements to the design of our journal entry controls in Europe;
•Strengthen procedures and set guidelines for documentation of controls throughout our domestic and international locations for consistency of application; and
•Institute additional training programs that occur on a regular basis related to internal control over financial reporting for our world-wide finance and accounting personnel.

During the nine months ended September 26, 2020, we executed the remediation plan above by:
•The onboarding of additional personnel, including an experienced finance executive, in Europe with knowledge and experience in internal control over financial reporting;
•Conducting targeted web-based training sessions on internal controls over financial reporting, monitoring controls, complex accounting topics, account reconciliations and journal entry controls in Europe; and
•Implementing enhancements to closing processes that included the continuing centralization of certain tasks, development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting.
    Based on the actions taken to date, while management believes that it now has the requisite personnel to consistently operate the controls as designed, additional controls may need to be designed and implemented as part of the remediation plan, especially with respect to pricing. Additionally, for controls that were newly designed and implemented in 2019, management determined that a sustained period of operating effectiveness is required to conclude that the controls are operating effectively. Accordingly, with the exception of the material weakness related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements discussed below, the material weaknesses described in Item 9A - Controls and Procedures in our Form 10-K have not been remediated as of September 26, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
    Information relating to this item is included within Note 21- Commitments and Contingencies of our financial statements included elsewhere in this 10-Q.

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
    The COVID-19 crisis has already had several significant effects on our employees, operations, supply chain, distribution system, customer demand, the housing market and general market and economic conditions. The effects to date have included the following:
•decreased demand for our products as a result of a slowdown in the U.S. and global economies and resulting decreases in construction and R&R;
•increased storage costs as a result of larger volume of inventory that remains unsold; and
•uncertain expense management in light of continued efforts to protect our employees and operational issues resulting from absenteeism and closures experienced by our facilities globally.
    These effects began in the latter weeks of March 2020 and are expected to continue throughout the remainder of the year. We experienced intermittent plant closures during the second and third quarters of 2020 as mandated by local governments and may continue to see similar closures as the COVID-19 pandemic evolves. Initiatives, including travel restrictions and quarantines, have and may continue to impact a significant percentage of our workforce and the workforce of our suppliers or transportation providers as they are unable to work as a result of the disease outbreak. If additional factory closures are required, current closures are extended, or reductions in capacity utilization levels occur, we expect to incur additional direct costs due to reduced productivity and lost revenue. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements or be required to pay a higher price to fulfill our requirements.
    In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. We cannot assure you that the available proceeds, or any of our other actions, will be sufficient to avoid liquidity constraints in the future or to mitigate any material or adverse effect of COVID-19 on our business, financial condition, or results of operations.
    The effects of the COVID-19 crisis could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:
•complete or partial closures of, or other operational issues at one or more of our manufacturing or distribution facilities resulting from government action;
•difficulty sourcing materials necessary to fulfill production requirements or higher prices to fulfill our requirements as a result of suppliers experiencing closures or reductions in their capacity utilization levels;
•reduced economic activity severely impacting our customers’ financial condition and liquidity, reducing the likelihood they will be purchasing additional products from us and increasing the likelihood they may require additional time to pay us or will fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts;
•reduced economic activity resulting in a prolonged recession, which could negatively impact consumer discretionary spending;
•a decrease in the principal that may be drawn under our ABL Facility as a result of a decrease in our accounts receivable and inventory;

•difficulty accessing debt and equity capital on attractive terms, or at all, an impact on our credit ratings, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions that affect our access to capital necessary to fund business operations or to address maturing liabilities on a timely basis;
•negative impact on our future compliance with financial covenants under our Corporate Credit Facilities and other debt agreements, which could result in a default and potentially an acceleration of indebtedness; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, decreasing our ability to ensure business continuity during this disruption.
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
    The adverse effect on our business, financial condition, or results of operations of any of the matters described above could be material. The future impact of the COVID-19 crisis on our business, financial condition, or results of operations is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:
•the duration, scope, and severity of the COVID-19 pandemic;
•the disruption or delay of production and delivery of materials and products in our supply chain;
•the impact of travel bans, work-from-home policies, or shelter-in-place orders;
•the temporary or prolonged shutdown of manufacturing facilities and decreased retail traffic;
•staffing shortages;
•the availability of financial assistance programs or other forms of governmental assistance;
•general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in our industry, which may be amplified by the effects of COVID-19; and
•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers.
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
We use wood, glass, vinyl and other plastics, fiberglass and other composites, aluminum, steel and other metals, as well as hardware, resins, adhesives and other components to manufacture our products. Prices and availability of our materials fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials.
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
4.1*
First Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc., and Wilmington Trust, National Association, as Trustee.

4.2*
Second Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wilmington Trust, National Association, as Trustee.

4.3*
Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019), among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.

4.4*
Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: November 3, 2020