Form 10-K
period 2020-12-31
JELD-WEN Holding, Inc.
filed 2021-02-23
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $986.3 million as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 26, 2020). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 27, 2020 have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 100,835,851 shares of common stock, par value $0.01 per share, issued and outstanding as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
A&L	A&L Windows Pty. Ltd.
ABL Facility	Our $400 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&K	D&K Home Security Pty. Ltd.
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESOP	JELD-WEN, Inc. Employee Stock Ownership and Retirement Plan
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
HTE	High Tax Exclusion
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWH	JELD-WEN Holding, Inc., a Delaware corporation
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
ROU asset	Right-of-use asset
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Common Stock	900,000,000 shares of common stock, with a par value of $0.01 per share
Trend	Trend Windows & Doors Pty. Ltd.
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This 10-K includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABS®, and VPITM . Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This 10-K contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this 10-K appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•failure to timely identify or effectively respond to consumer needs, expectations, or trends;
•failure to maintain the performance, reliability, quality, and service standards required by our customers;
•failure to successfully implement our strategic initiatives, including JEM;
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
•seasonal business with varying revenue and profit;
•changes in weather patterns;
•political, regulatory, economic, and other risks, including pandemics, such as COVID-19, that arise from operating a multinational business;
•exchange rate fluctuations;
•disruptions in our operations;
•manufacturing realignments and cost savings programs resulting in a decrease in short-term earnings;
•our Enterprise Resource Planning system that we are currently implementing proving ineffective;
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
    Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10-K are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained herein. In addition, even if our results are consistent with the forward-looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.
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

2020 Net Revenues $4,236 million

Channel	Geography	Construction Application(1)

(1)Percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
    As one of the largest door and window companies in the world, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate approximately 140 manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, while improving our customer service and strengthening our market positions.
Our History
    We were founded in 1960 by Richard L. Wendt, when he, together with four business partners, bought a millwork plant in Oregon. The subsequent decades were a time of successful expansion and growth as we added different businesses and product categories such as interior doors, exterior steel doors, and vinyl windows. Our first overseas acquisition was Norma Doors in Spain in 1992 and since then we have acquired or established numerous businesses in Europe, Australia, Asia, Canada, and Mexico, making us a truly global company.
    In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions. As of December 31, 2020, Onex owned approximately 32.6% of our outstanding shares of Common Stock.

In February 2017, we completed an initial public offering of our Common Stock on the New York Stock Exchange under the symbol “JELD.”
Our Business Strategy and Operating Model
We strive to achieve best-in-industry financial performance and shareholder returns through the disciplined execution of our strategic growth drivers which include:
•initiatives to drive profitable organic revenue growth, including new product development and innovation, investments in our brands and marketing, commercial excellence programs such as customer segmentation, and pricing optimization;
•an operational excellence model designed to improve our profit margins, including lean tools to drive manufacturing productivity savings and cycle time improvements, as well as fixed-cost savings and quality enhancements from our global facility rationalization and modernization initiative;
•high conversion of earnings to free cash flow and disciplined capital allocation designed to maximize shareholder returns in a balanced manner between debt reduction, strategic acquisitions, and share repurchases; and
•growing a premier performing culture with high employee engagement, supported by our values and a relentless focus on talent management.
The execution of our strategy is supported and enabled by a relentless focus on the deployment of the JELD-WEN Excellence Model, or JEM, which is our global business operating system. JEM creates a culture of continuous improvement through standard work, problem solving tools, and lean thinking. We believe that JEM is the foundation to drive business transformation across all aspects of the entire global enterprise. Over the long term, we believe that the implementation of these strategic drivers is largely within our control and is less dependent on external factors.
Our Products
    We provide a broad portfolio of interior and exterior doors, windows, and related products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2020, our door sales accounted for 65% of net revenues, our window sales accounted for 20% of net revenues, and our other ancillary products and services accounted for 15% of net revenues.
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
    Our operations are managed and reported in three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available, and the information regularly presented to the CODM.
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
Europe
    The European market for doors is highly fragmented and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. We believe that our total market opportunity in Europe also includes other European countries, other door product lines, related building products, and value-added services. New construction and R&R activity is expected to remain stable over the next several years and we believe opportunity in Europe includes the introduction of new product offerings.

Australasia
    In our Australasia segment, we compete primarily in the market for residential doors and windows in Australia, where we hold a leading position by net revenues. We believe that our total market opportunity in the Australasia region includes other countries in the region, as well as non-residential applications, other related building products, and value-added services. For example, we also sell a full line of shower enclosures and closet systems throughout Australia. The market for residential new construction in Australia contracted over the last two years, primarily due to government-imposed rules that restricted credit availability for homebuyers, increased immigration restrictions limiting population growth due to COVID-19, and continued downward economic results further extended due to the pandemic. While the Australian government has taken accommodative actions to increase credit availability and spur demand growth, the market for new home construction is expected to remain soft throughout 2021.
    Financial information regarding our segments is included in Note 16 - Segment Information to our financial statements included in this Form 10-K.
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
Sales and Marketing
    We actively market and sell our products directly to our customers around the world through our global sales force and indirectly through our marketing and branding initiatives, which includes our enhanced social media presence. Our global sales force, which is organized and managed regionally, focuses on building and maintaining relationships with key customers as well as managing customer supply needs and arranging in-store promotional initiatives. In North America, we also have a dedicated team that focuses on our large home center customers. We have recently made significant investments in tools and technologies to enhance the effectiveness of our sales force and improve ease of doing business. For example, we are in the process of deploying Salesforce.com on a global basis, which will provide us with a common global customer relationship management platform. In addition, we are investing in our online ordering tools to simplify our order entry process. We have introduced an electronic ordering system for easy order placement, and we are expanding our online retail sales.
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
    Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and share new product designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition. An example of global sharing of innovation is the Shaker door series, which is manufactured at our Indonesia operations and is now offered to our North American customers. Additionally, we have successfully launched new door designs into our North American market, including our Moda Door Collection that was originally developed for the Australian market.
Customers
    We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source (which also includes BMC/Stock Building Supply), Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowe’s, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 20 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for 40% of our net revenues in the year ended December 31, 2020, and our largest customer, The Home Depot, accounted for approximately 15% of our net revenues in the year ended December 31, 2020.
Competition
    The door and window industry is highly competitive and includes a number of regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability, and price. We believe that we are well-positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite, Therma-Tru (a division of Fortune Brands), and Plastpro. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of Cornerstone Building Brands, formerly NCI Building Systems), and Milgard (a division of MI Windows and Doors). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant (a division of Arbonia Group), Viljandi, Masonite, Keyor, and Herholz. The competitive landscape in Australia is varied across the door and window markets. In the Australian door market, Hume Doors is our primary competitor, while in the window, shower screen, and wardrobe markets we largely compete against a fragmented set of smaller companies.
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
    Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, VPI™, MiraTEC®, Extira®, LaCANTINA®, Karona®, ImpactGard®, JW®, Aurora®, MMI Door®, IWP®, True BLU®, and ABS®. Our trademarks are either registered or have long been used as a common law trademark by the Company. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect Fit™, Aneeta®, Breezway®, Kolder™, Corinthian®, and A&L® marks in Australia, and Swedoor®, Dooria®, DANA®, Mattiovi™, Alupan®, and Domoferm® in Europe.

Environmental, Social, and Governance Matters
Human Capital Resources
We believe that the success of our mission is realized by the engagement and empowerment of our employees and we are committed to investing in our people. Our senior leadership team, including our Chief Executive Officer and our Executive Vice President, Human Resources, is responsible for developing and executing our human capital strategy. This includes the attraction, retention, development, and engagement of talent. In addition, our Executive Vice President, Human Resources regularly updates senior management and our Board of Directors on the operation and status of our human capital management.
As of December 31, 2020, we employed over 23,000 people. Of our total number of employees, approximately 11,500 are employed in operations included in our North America segment and corporate operations, approximately 7,300 are employed in operations included in our Europe segment, and approximately 4,200 are employed in operations included in our Australasia segment.
    In total, approximately 1,140, or 10%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 330 employees, are covered by collective bargaining agreements. In Canada, approximately 71% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
Health and Safety
We strive to operate in a way that prioritizes the health and safety of our employees, business partners, and the communities in which we operate. JELD-WEN's commitment to the environmental health and safety (“EH&S”) of our associates is foundational and embedded in our values. Nothing takes precedence over safety. Our EH&S programs are designed around global policies and standards and a commitment to complying with or exceeding applicable requirements within our manufacturing, service and install, and headquarter operations. We proactively implement management systems consistent with ISO 14001 and 45001 requirements to prevent EH&S risks and to create a strong safety culture and improve performance. We are committed to continuous improvement and continue to measure, refine, and improve on our performance. We educate and train our employees to ensure compliance with our policies, standards, and management systems. We also have policies and procedures in place to encourage employees to stop work to address at-risk conditions without the threat of retaliation. Our management and Board of Directors also periodically review our health and safety practices to address ongoing effectiveness and compliance.
Diversity and Inclusion
We believe that a diverse and engaged workforce is a strong competitive advantage and we strive to create an environment where individuals of all backgrounds can fully contribute and maximize their potential. Our employees are encouraged to bring their authentic selves to the workplace and work together to enrich a culture of inclusivity and belonging. Senior leadership teams review their succession plans, as well as their broader workforce demographics, on a regular cadence to ensure underrepresented groups are being offered fair consideration for open roles and internal promotions. We believe diversity and inclusion begins as we source potential talent for the Company. We recruit from historically black colleges and universities, partner with affinity groups and veterans’ organizations, and work with minority owned recruiting firms to ensure managers are presented with diverse candidate pools for their workforce needs. As part of our human capital strategy we incorporate mentoring programs, support employee resources groups, and facilitate training sessions into our annual initiatives.
Training and Talent Development
We strive to not only attract and retain great talent but are committed to the continued development of our workforce. We invest in formal leadership development programs that help prepare senior leaders for succession into executive roles, in regional programs to accelerate the leadership conversion of mid-level managers, and in focused efforts to upskill our front-line leaders. Retaining and developing early career talent is an additional focus. Across our teams, we welcome apprenticeship and work study arrangements that seed talent into manufacturing and team lead roles. In North America specifically, we offer a summer internship program and a multi-year cross-functional rotational program to identify, attract, and accelerate the growth of an internal pipeline of future managers. In our regions, we seek out, seed, and utilize financial grants and social educational investment requirements to reinvest in the ongoing learning and development needs of our diverse global workforce.
Internal job opportunities are posted for employees to review and our internal mobility philosophy encourages employees to apply for roles after they have passed 12 months on a job. Our human capital management system allows employees to document their skills, prior work experiences, and desired future areas of growth. As part of the annual performance management process, managers and employees meet to review individual development plans and discuss actions for ongoing growth and development. The company continues to invest in its employees through new global learning platforms, content libraries, and additional formal and informal training programs.

Employee Engagement
We manage and measure our organizational health with a view to gaining insight into our employees’ experiences, levels of workplace satisfaction, and feelings of engagement within the Company. We measure employee engagement and manager effectiveness annually through our global census survey and strive to increase our engagement scores year over year. To assist in this formal effort, all people managers are given direct access to their engagement results, share these results with their teams, and create measurable action plans. The Senior Leadership Team demonstrates their commitment to engagement through transparent communications in town halls and leadership team meetings; they also carry engagement goals on their individual annual goal plans. Engagement is also managed and measured at the local level. Each region, as well as the local facilities, host engagement events that align to the Company values of Investing in People, while also positively impacting the communities in which we work and live.
Environmental Sustainability
    We strive to conduct our business in a manner that is environmentally sustainable and demonstrates environmental stewardship. Toward that end, we pursue processes that are designed to minimize waste, maximize efficient utilization of materials, and conserve resources, including using recycled and reused materials to produce portions of our products. We offer a variety of products that contain pre-consumer recycled content, such as our vinyl windows, aluminum cladding, and window glass. Our U.S. produced pine wood windows and select patio doors and door frames are made from AuraLast® pine, which is a proprietary, water-based wood protection process that results in a decrease of VOCs (volatile organic compounds) released during production. In addition, we manufacture many products that meet local green building provisions and top nationally recognized environmental programs. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to further reduce our impact on the environment.
Environmental Regulatory Actions
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
    We have also been the subject of certain environmental regulatory actions by the EPA and state regulatory agencies in the U.S. and foreign governmental authorities in jurisdictions in which we operate and are obligated to make certain expenditures in settlement of those actions. We do not expect expenditures for compliance with environmental laws and regulations to have a material adverse effect on our financial position or competitive position. However, the discovery of a presently unknown environmental condition, changes in environmental requirements or their enforcement, or other unanticipated events, may give rise to unforeseen expenditures and liabilities which could be material.

In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment. On April 30, 2020, we provided the WADOE with a revised draft of our feasibility assessment. On June 19, 2020, we received substantive comments from the WADOE that included additional remedial alternatives and changes to the scoring of the alternatives. We worked with WADOE on its comments with respect to and the scoring of the remedial alternatives, and we submitted the draft final feasibility assessment to the WADOE in December 2020, which we considered substantially complete. The draft final feasibility assessment included remedial alternatives ranging from $8.3 million to $57.0 million. We expect to deliver a draft CAP to the WADOE in late-April 2021. The final feasibility assessment and draft final of the CAP are expected to be delivered to the WADOE in May 2021. At that time, the WADOE will release the documents to the public for a 30-day comment period. Once the public comment period has expired and any comments incorporated, the WADOE will select the remedial actions we will be required to perform, and a final CAP will be developed and delivered to the WADOE 15 days thereafter. While we have made provisions in our financial statements within the range of possible outcomes for this matter, it is unclear at this time which remedial actions we will be required to undertake or the cost thereof. As a result, the cost of the final CAP could vary materially from our provisions and have a material impact on our statement of operations and statement of cash flows.
    In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDep and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
For more information, see Item 1A - Risk Factors - We may be subject to significant compliance costs as well as liabilities under environmental, health, and safety laws and regulations, Item 1A - Risk Factors - Risks Relating to Our Business and Industry, Item 1A - Risk Factors -We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of GHGs and other sustainability initiatives.
Government Regulation
As a public company with global operations, we are subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, antitrust, employment, privacy, and anti-corruption, in addition to the environmental laws and regulations described above.
For a more detailed description of the various laws and regulations that affect our business, see Item 1A - Risk Factors.
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

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of February 19, 2021. There are no family relationships among the following executive officers.
Roya Behnia, Executive Vice President, General Counsel and Chief Compliance Officer. Ms. Behnia, age 54, joined the Company in June 2020. She leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Previously Ms. Behnia served as Senior Vice President, General Counsel for Pall Corporation and Rewards Network, Inc. She also held senior legal counsel roles at SPX Corporation and Brunswick Corporation. Prior to these corporate positions, Ms. Behnia was a partner at Kirkland & Ellis in Chicago, IL. She earned an undergraduate degree from Harvard University and a law degree from the University of Chicago Law School.
Daniel J. Castillo, Executive Vice President and President, North America. Mr. Castillo, age 52, joined the Company in February 2018 as Senior Vice President, North America - Doors. He was appointed to his current role as Executive Vice President and President, North America in May 2020. Prior to joining the Company, Mr. Castillo served as President of Cree Lighting from November 2016 until December 2017. Mr. Castillo also served as Senior Vice President for Eaton Corporation’s Oil, Gas, and Petrochemical business. Between 2001 and 2015, Mr. Castillo held positions of increasing responsibilities with Cooper Industries and Cooper Lighting spanning various departments and divisions, including three different Vice President roles and culminating in his appointment as President of the Eaton / Cooper B-Line business. Mr. Castillo holds a B.S. in Electrical Engineering from Florida International University and an M.B.A. from Columbia University’s Business School.
Timothy R. Craven, Executive Vice President, Human Resources. Mr. Craven, age 52, was appointed Vice President, Employee Relations of the Company in July 2015 and was promoted to his current role as Executive Vice President, Human Resources in February 2016. Mr. Craven is responsible for global human resources and employee relation activities. His duties include talent acquisition, training and development, wage and benefit reviews, and employee engagement. Previously, Mr. Craven was employed at Eaton Corporation (formerly Cooper Industries) where he held a number of senior-level human resources roles since 2007. Immediately prior to joining the Company, Mr. Craven served as Vice President, Human Resources at the Crouse-Hinds Division of Eaton Corporation. Earlier in his career, Mr. Craven served in a number of human resources positions of increasing responsibility at both corporate and operating locations with Xerox’s Affiliated Computer Services Business and Honeywell, Inc. Mr. Craven earned a B.S. in Human Resource Management from Western Illinois University.
Peter Farmakis, Executive Vice President and President, Australasia. Mr. Farmakis, age 53, joined the Company as Chief Operating Officer, Australia in September 2013 and was promoted to Executive Vice President and President, Australasia in June 2014. Prior to joining the Company, Mr. Farmakis served as Chief Executive Officer of Dexion Limited (which was acquired by GUD Holdings Limited in 2012) from 2007 until August 2013. Mr. Farmakis also served in a variety of key leadership roles with numerous companies, including as Executive General Manager of Smorgon Steel Group Limited, Distribution Business; Global Vice President of Huntsman Corporation, Advanced Materials division; Americas Regional President of Vantico Inc.; and Strategy & Corporate Planning Manager for Ciba-Geigy AG in Switzerland. He began his career in research and development with ICI (Dulux) and Bayer AG. Mr. Farmakis earned a B.S. from the University of Wollongong and a postgraduate degree in Marketing and Finance from the University of Technology, Sydney in Australia.
David R. Guernsey, Executive Vice President and President, Europe. Mr. Guernsey, age 57, joined the Company as Senior Vice President, Europe in July 2019 and was promoted to Executive Vice President and President, Europe in May 2020. Prior to joining the Company, Mr. Guernsey served as Vice President, Finance across multiple business units of Ingersoll Rand from 2008 until 2019. Mr. Guernsey also served in various key leadership roles at Pepsi Bottling Company, including Vice President, Finance, and Director, Worldwide Performance Management from 1997 through 2008. Mr. Guernsey earned a B.S. in Finance and International Business Administration and an M.B.A from Butler University.
John R. Linker, Executive Vice President and Chief Financial Officer. Mr. Linker, age 45, joined the Company in December 2012 and has held the position of Executive Vice President and Chief Financial Officer since November 2018. Previously, he served as the Company’s Senior Vice President, Corporate Development and Investor Relations from 2015 to 2018, and as Treasurer from 2012 to 2014. Prior to joining the Company, Mr. Linker held leadership positions in corporate development and finance with United Technologies Corporation’s Aerospace Systems Division, and its predecessor, Goodrich Corporation, from 2008 to 2012. Mr. Linker began his career in investment banking for Wells Fargo and consulting for Accenture PLC. Mr. Linker holds a B.A. in Economics and International Studies from Duke University and a M.B.A. from The Fuqua School of Business at Duke University.
Gary S. Michel, President and Chief Executive Officer. Mr. Michel, age 58, joined the Company as President and Chief Executive Officer and our Board of Directors in June 2018. Mr. Michel joined the Company from Honeywell International, Inc., where he served as the President and Chief Executive Officer of the Home and Building Technologies strategic business group since October 2017. Prior to that, he spent 32 years at Ingersoll Rand, most recently as Senior Vice President and President of its residential heating, ventilation and air conditioning business and as a member of Ingersoll Rand’s enterprise leadership team from 2011 to 2017 and co-chair of its sustainability efforts. He began his career there in 1985 as an application engineer and held various product, sales and business management roles before moving into a series of leadership positions across various geographic and market segments. Mr.

Michel holds a B.S. in Mechanical Engineering from Virginia Tech and an M.B.A. from the University of Phoenix. He has served as a member of the board of directors of Cooper Tire & Rubber Company since 2015.

Item 1A - Risk Factors
    Investing in our Common Stock involves a high degree of risk. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this 10-K, before deciding to invest in shares of our Common Stock. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks, and the trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment in our Common Stock.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•Negative trends in overall business, financial market and economic conditions, and activity levels in our end markets may reduce demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.
•The outbreak of COVID-19 has had, and may continue to have, a negative impact on the global economy and on our business, operations, and results.
•Increases in interest rates used to finance home construction and improvements, such as mortgage and credit card interest rates, and the reduced availability of financing for the purchase of new homes and home construction and improvements, could have a material adverse impact on our business, financial condition, and results of operations.
•A decline in our relationships with our key customers, the amount of products they purchase from us, or a decline in our key customers’ financial condition could have a material adverse effect on our business, financial condition, and results of operations.
•We operate in a highly competitive business environment. Failure to compete effectively could cause us to lose market share and/or force us to reduce the prices we charge for our products. This competition could have a material adverse effect on our business, financial condition, and results of operations.
•Failure to maintain the performance, reliability, quality, and service standards required by our customers, or to timely deliver our products, could have a material adverse effect on our business, financial condition, and results of operations.
•A disruption in our operations due to natural disasters or acts of war could have a material adverse effect on our business, financial condition, and results of operations.
•We may not identify or effectively respond to consumer needs, expectations, or trends in a timely fashion, which could adversely affect our relationship with customers, our reputation, the demand for our brands, products, and services, and our market share.
•Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations, and we may be unable to pass along to our customers the effects of any price increases.
•Our business may be affected by delays or interruptions in the delivery of raw materials, finished goods, and certain component parts. A supply shortage or delivery chain interruption could have a material adverse effect on our business, financial condition, and results of operations.
•Changes in building codes and standards, including ENERGY STAR standards, could increase the cost of our products, lower the demand for our windows and doors, or otherwise adversely affect our business.
•Our failure to comply with the credit agreements governing our Credit Facilities and indentures governing the Senior Notes and Senior Secured Notes, including as a result of events beyond our control, could trigger events of default and acceleration of our indebtedness. Defaults under our debt agreements could have a material adverse effect on our business, financial condition, and results of operations.
•The market price of our Common Stock may be highly volatile.
•Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.
•Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.

•Because Onex owns a substantial portion of our Common Stock, it may influence major corporate decisions and its interests may conflict with the interests of other holders of our Common Stock.
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
Negative trends in overall business, financial market, and economic conditions globally or in the regions where we operate may reduce demand for our doors and windows, which is tied to activity levels in the R&R and new residential and non-residential construction end markets. In particular, the following factors may have a direct impact on our business in the regions where our products are marketed and sold:
•the strength of the economy;
•employment rates and consumer confidence and spending rates;
•the availability and cost of credit;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates, and foreclosures;
•interest rate fluctuations for our customers and consumers;
•volatility in both debt and equity capital markets;
•increases in the cost of raw materials or any shortage in supplies or labor, including as a result of tariffs or other trade restrictions;
•the effects of governmental regulation and initiatives to manage economic conditions;
•geographical shifts in population and other changes in demographics; and
•changes in weather patterns.
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
Although conditions in the U.S. have improved in recent years, there can be no assurance that this improvement will be sustained in the near or long-term. Uncertain economic and political conditions may make it difficult for us and our customers or suppliers to accurately forecast and plan future business activities. For example, recent changes to U.S. leadership roles, as a result of a new administration, may result in changes to policies related to global trade and tariffs which have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. Increasing costs of steel and aluminum may impact customer spending as well as our raw materials costs.
Global economic impacts as a result of the COVID-19 pandemic remain uncertain. Prior to the outbreak of COVID-19, Australia and certain European countries had entered housing and economic recessions, which were prolonged as a result of COVID-19. Negative business, financial market, and economic conditions globally within the industries or regions we compete in may materially and adversely affect demand for our products. This could have a material adverse effect on our business, financial condition, and results of operations.
The outbreak of COVID-19 has had, and may continue to have, a negative impact on the global economy and on our business, operations, and results.
    The COVID-19 pandemic, and the measures taken to contain or mitigate it, have had dramatic adverse consequences for the economy, including the demand for goods and services, operations, supply chains, and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

    The COVID-19 crisis has had several significant effects on our employees, operations, supply chain, distribution system, customer demand, the housing market, and general market and economic conditions. The effects we have experienced included the following:
•decreased demand for our products as a result of a slowdown in the U.S. and global economies and resulting decreases in construction and R&R;
•increased storage costs as a result of larger volume of inventory that remains unsold;
•uncertain expense management in light of continued efforts to protect our employees;
•operational issues resulting from staffing shortages and absenteeism in our manufacturing and distribution facilities globally;
•complete or partial closures or other operational issues at one or more of our manufacturing or distribution facilities resulting from government action; and
•difficulty sourcing materials necessary to fulfill production requirements or higher prices to fulfill our requirements as a result of suppliers experiencing closures or reductions in their capacity utilization levels.
    These effects began in the latter weeks of March 2020 and continued throughout, to varying extents, the remainder of the year. We experienced intermittent plant closures during 2020 as mandated by local governments and may continue to see similar closures as the COVID-19 pandemic continues to evolve. Initiatives, including travel restrictions and quarantines, have and may continue to impact a significant percentage of our workforce and the workforce of our suppliers or transportation providers as they are unable to work as a result of the viral outbreak. If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs due to reduced productivity and lost revenue. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements or be required to pay a higher price to fulfill our requirements.
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
    If these effects are sustained, they could have accounting consequences such as impairments of fixed assets or goodwill. They may also impact controls over financial reporting. They could also affect our ability to execute our expansion plans or invest in research and development.
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
•limited freight availability;
•the availability of financial assistance programs or other forms of governmental assistance;
•general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in our industry, which may be amplified by the effects of COVID-19; and
•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers, and our customers.
    To the extent the COVID-19 pandemic or any other global health crisis does adversely affect our business, financial condition, or results of operations, it may also have the effect of heightening many of the “Risk Factors” included herein.
Increases in interest rates used to finance home construction and improvements, such as mortgage and credit card interest rates, and the reduced availability of financing for the purchase of new homes and home construction and improvements, could have a material adverse impact on our business, financial condition, and results of operations.
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. While interest rates in many of the regions where we market and sell our products have generally decreased during 2020 and 2019, these rates are subject to increase in future periods by key central banks such as the U.S. Federal Reserve and European Central Bank. If interest rates were to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
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
A decline in our relationships with our key customers, the amount of products they purchase from us, or a decline in our key customers’ financial condition could have a material adverse effect on our business, financial condition, and results of operations.
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 40% of our net revenues in the year ended December 31, 2020, and our largest customer, The Home Depot, accounted for approximately 15% of our net revenues in the year ended December 31, 2020. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
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
We operate facilities worldwide. Many of our facilities are located in areas that are vulnerable to hurricanes, earthquakes, wildfires, and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire, pandemic, or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, and results of operations.
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
Manufacturing realignments and cost savings programs may result in a decrease in our short-term earnings and operating efficiency or expected benefits may not be achieved.
We continually review our manufacturing operations to address market changes and to implement efficiencies presented by acquisitions. Effects of periodic manufacturing integrations, realignments, and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings and operating efficiency until the expected results are achieved. Such programs may include the consolidation, integration, and upgrading of facilities, functions, systems, and procedures. Such programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of our cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our operations could experience disruption, and our business, financial condition, and results of operations could be materially and adversely affected.
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
We have operations in North America, Europe, Australia, and Asia. In the year ended December 31, 2020, our North America segment accounted for approximately 60% of net revenues, our Europe segment accounted for approximately 28% of net revenues, and our Australasia segment accounted for approximately 12% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:
•the difficulty of enforcing agreements and collecting receivables through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•the imposition of, or increases in, tariffs or other trade restrictions;
•required compliance with a variety of foreign laws and regulations, including the application of foreign labor regulations;
•tax rates in foreign countries and the imposition of withholding requirements on foreign earnings;
•difficulty in staffing and managing widespread operations;
•the imposition of, or increases in, currency exchange controls;
•potential inflation in applicable non-U.S. economies; and
•changes in general economic and political conditions in countries where we operate, including as a result of the impact of the withdrawal of the U.K. from the E.U.
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

We are subject to the credit risk of our customers, suppliers, and other counterparties.
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
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2020, 45% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. Because of the mismatch between revenues and expenses, we are exposed to significant currency exchange rate risk and we may not be successful in achieving balances in currencies throughout our operations. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness. Exchange rates, net, had a minimal impact on our consolidated net revenues in the year ended December 31, 2020 as compared to a negative impact of 3% in the year ended December 31, 2019. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
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
Generally, we seek to acquire businesses that broaden our existing product lines and service offerings or expand our geographic reach. There can be no assurance that we will be able to identify suitable acquisition candidates or that our acquisitions or investments in other businesses will be successful. These acquisitions or investments in other businesses may also involve risks, many of which may be unpredictable and beyond our control, and which may have a material adverse effect on our business, financial condition, and results of operations, including risks related to:
•the nature of the acquired company’s business;
•any acquired business not performing as well as anticipated;
•the potential loss of key employees of the acquired company;
•any damage to our reputation as a result of performance or customer satisfaction problems relating to an acquired business;

•the failure of our due diligence procedures to detect material issues related to the acquired business, including exposure to legal claims for activities of the acquired business prior to the acquisition;
•unexpected liabilities resulting from the acquisition for which we may not be adequately indemnified;
•our inability to enforce indemnification and non-compete agreements;
•the integration of the personnel, operations, technologies, and products of the acquired business, and establishment of internal controls, including the implementation of our enterprise resource planning system, into the acquired company’s operations;
•our failure to achieve projected synergies or cost savings;
•our inability to establish uniform standards, controls, procedures, and policies;
•any requirement that we make divestitures of operations or properties in order to comply with applicable antitrust laws in connection with future acquisitions;
•the diversion of management attention and financial resources; and
•any unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience.
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
Risks Relating to Labor and Supply Chain
Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations, and we may be unable to pass along to our customers the effects of any price increases.
We use wood, glass, vinyl and other plastics, fiberglass and other composites, aluminum, steel and other metals, as well as hardware, resins, adhesives, and other components to manufacture our products. Prices and availability of our materials fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials.
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
We rely upon regular deliveries of raw materials, finished goods, and certain component parts. For certain raw materials that are used in our products, we depend on a single or limited number of suppliers for our materials, and we typically do not have long-term contracts with our suppliers. If we are not able to accurately forecast our supply needs, our limited number of suppliers may make it difficult to quickly obtain additional raw materials to respond to shifting or increased demand. In addition, a supply shortage could occur as a result of unanticipated increases in market demand, including as a result of accelerated demand in reaction to the threat of tariffs or trade restrictions; difficulties in production or delivery, including insufficient energy supply; financial difficulties; or catastrophic events in the supply chain. Furthermore, because our products and the components of some of our products are subject to regulation, changes to these regulations could cause delays in delivery of raw materials, finished goods, and certain component parts.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2020, we had over 23,000 employees worldwide, including approximately 11,300 employees in the U.S. and Canada. Approximately 1,140, or 10%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2020 for our U.S. pension plan were approximately $474.1 million and $77.2 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2020, our foreign defined benefit plans had unfunded pension liabilities of approximately $44.1 million and overfunded pension assets of approximately $1.7 million.
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
Risks Relating to Cybersecurity and Data Privacy
We are highly dependent on information technology, the disruption of which could significantly impede our ability to do business.
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
We are implementing new systems, including our continued implementation of a new ERP system, as part of our ongoing technology and process improvements. This ERP system will provide a standardized method of accounting for, among other things, order entry and inventory and should enhance our ability to implement our strategic initiatives. Failure to properly plan and design the ERP system could result in future impairments relating to a portion or all associated capitalized costs. Any delay in the implementation, or disruption in the upgrade, of these systems could adversely affect our ability to timely and accurately report financial information, including the filing of our quarterly or annual reports with the SEC. Such delay or disruption could also impact our ability to timely or accurately make payments to our suppliers and employees and could also inhibit our ability to invoice and collect from our customers. Data integrity problems or other issues may be discovered which could impact our business, accuracy of our reporting, or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such systems, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our financial system or related systems and infrastructure, our business, operations, and financial systems could be adversely affected. We may also need to implement additional systems or transition to other new systems that require further expenditures in order to function effectively as a public company. There can be no assurance that our implementation of additional systems or transition to new systems will be successful, or that such implementation or transition will not present unforeseen costs or demands on our management.
Our systems and IT infrastructure may be subject to security breaches and other cybersecurity incidents.
We rely on the accuracy, capacity, and security of our IT systems, some of which are managed or hosted by third parties, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the interest, including via devices and applications connected to the internet, and through email attachments and persons with access to these information systems could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We have experienced and may in the future face attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand and could potentially cause production downtimes, operational delays, and other detrimental impacts on our operations. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products. In addition, we could face enforcement actions by U.S. states, the U.S. federal government, or foreign governments, which could result in fines, penalties, and/or other liabilities, which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits and associated repairs or updates to infrastructure, physical systems or data processing systems. Any of these actions could have a material adverse impact on our business and results of operations. Although we maintain insurance coverage to protect us against some of the risks, those policies may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access, or failure of systems.
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
Risks Relating to our Governmental and Regulatory Environment
Changes in building codes and standards, including ENERGY STAR standards, could increase the cost of our products, lower the demand for our windows and doors, or otherwise adversely affect our business.
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
We may be subject to significant compliance costs with respect to legislative and regulatory proposals to restrict emissions of GHGs and other sustainability initiatives.
Various legislative, regulatory, and inter-governmental proposals to restrict emissions of GHGs, such as carbon dioxide (“CO2”), are under consideration by governmental legislative bodies and regulators in the jurisdictions where we operate. In the U.S., the EPA adopted the Affordable Clean Energy Rule, or “ACE”, in June 2019, which repealed the previously adopted Clean Power Plan and was expected to be significantly less burdensome for producers of energy than the requirements of the Clean Power Plan. As a result, certain states have adopted or may adopt more stringent regulations governing emissions of GHGs. In January 2021, the D.C. Circuit vacated the ACE rule, enabling the opportunity for a new federal rule to be adopted. In addition, many other jurisdictions in which we operate have continued to commit to limiting emissions of GHGs, most prominently through an agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change. The Paris Agreement sets out a new process for achieving global GHG reductions. Although the Trump Administration withdrew the United States from the agreement effective November 2020, President Biden issued an executive order in January 2021 for the U.S. to commit to the Paris Agreement. As a result of the D.C. Circuit’s decision to vacate the ACE Rule, it is likely the Biden Administration may propose federal regulation to replace the ACE Rule that, if enacted, would reverse the trend of deregulation. As some of our manufacturing facilities operate boilers or other process equipment that emit GHGs, such regulatory and global initiatives may require us to modify our operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results.
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
We operate manufacturing and distribution facilities in 19 countries and sell our products in approximately 100 countries around the world. As a result of the international nature of our operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials in the ordinary course of business. In connection with these activities, we may be subject to anti-corruption laws in various jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the “FCPA”, the U.K. Bribery Act and other anti-bribery laws applicable to jurisdictions where we do business that prohibit improper payments or offers of payments to foreign government officials and political parties and others for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind, and require the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by agents in foreign countries where we operate, even though such parties are not always subject to our control. We have established anti-bribery/anti-corruption policies and procedures and offer several channels for raising concerns in an effort to comply with the laws and regulations applicable to us. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Allegations of violations of the FCPA or other anti-bribery or anti-corruption laws may result in internal, independent, or government investigations. Any determination that we have violated the FCPA or other anti-bribery/anti-corruption laws (whether directly or through acts of others, intentionally or through inadvertence) could result in severe criminal and civil sanctions and other liabilities that could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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
In June 2016, the U.K. electorate voted in a referendum to voluntarily depart from the E.U., known as “Brexit”. Following the formation of a majority Conservative government in December 2019, the U.K. approved the withdrawal agreement and left the E.U. on January 31, 2020. On December 31, 2020, the U.K. passed legislation giving effect to a trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the E.U., including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution.
The effects of the U.K.’s withdrawal from the E.U. on the global economy, and on our business in particular, will depend on the finalization and application of the trade and cooperation agreement between the U.K. and the E.U, and the finalization of trade negotiations between the U.K. and other countries. The final outcome of Brexit negotiations could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products within these regions. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2020, we derived 4% of our net revenues from the U.K., and our Europe headquarters is located in the U.K. As a result, the ultimate effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
Changes in legislation, regulation, and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
We cannot predict the impact that may result from changes in the federal or administrative landscape under the Biden Administration and recently elected U.S. Congress officials. While it is not possible to predict whether and when any such changes will occur, changes at the local, state, and federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to: infrastructure renewal programs, changes to immigration policy, modifications to international trade policy, including renegotiation of or withdrawal from trade agreements, the imposition of tariffs or trade restrictions, and changes to financial legislation and public company reporting requirements.

In addition, U.S. lawmakers have made substantial changes to U.S. fiscal and tax policies, including the adoption of the Tax Act, which introduced a variety of tax reforms that significantly impact U.S. taxation of multi-national corporations. These include, among others, reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of immediate cost recovery for capital investments, the limitation of the interest deduction, the limitation of certain deductions for executive compensation, and changes to the international tax system, including the adoption of a territorial tax system and taxation of the accumulated foreign earnings of U.S. multinational corporations. The specific provisions of the Tax Act, while generally favorable to our U.S. operations, may have certain negative implications, such as the GILTI provisions, which could materially impact our financial performance. Certain aspects of the Tax Act took effect or material additional guidance was issued during fiscal year 2020, including certain regulations relating to the GILTI high-tax exclusion provisions under Internal Revenue Code (“IRC”) §951A, foreign tax credits, and interest expense limitations. Final guidance continues to be issued by the U.S. Treasury, and, once issued, may materially affect the Company’s conclusions regarding the net related effects of the Tax Act on its financial statements. These provisions will continue to have a significant impact on our future performance. The Biden Administrations’ proposed legislation, in conjunction with his 2020 presidential campaign, indicate increases to corporate tax rates. If such legislation is enacted, it may have a material adverse impact to our tax rate, and in turn, our profitability.
Changes in accounting standards, new interpretations of existing standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, pensions, self-insurance, tax matters, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported results.
Risks Relating to our Indebtedness
Our failure to comply with the credit agreements governing our Credit Facilities and indentures governing the Senior Notes and Senior Secured Notes, including as a result of events beyond our control, could trigger events of default and acceleration of our indebtedness. Defaults under our debt agreements could have a material adverse effect on our business, financial condition, and results of operations.
If there were an event of default under the credit agreements governing our Credit Facilities, the indentures governing the Senior Notes and Senior Secured Notes, or other indebtedness that we may incur, the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. It is likely that our cash flows would not be sufficient to fully repay borrowings under our Credit Facilities and principal amounts of the Senior Notes and Senior Secured Notes, if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our secured debt, the holders of such indebtedness may proceed against the collateral securing that indebtedness.
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
    Financial information regarding our indebtedness is included in Note 13 - Long-Term Debt to our financial statements included in this 10-K.
Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and could have other material consequences, including:
•limiting our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service, or other general corporate purposes;
•requiring us to use a substantial portion of our available cash flow to service our debt, which will reduce the amount of cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general economic downturns and adverse industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general;
•limiting our ability to invest in and develop new products;

•placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged, as we may be less capable of responding to adverse economic conditions, general economic downturns, and adverse industry conditions;
•restricting the way we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
•increasing the risk of our failing to satisfy our obligations with respect to borrowings outstanding under our Credit Facilities, Senior Notes, and Senior Secured Notes and/or being able to comply with the financial and operating covenants contained in our debt instruments, which could result in an event of default under the credit agreements governing our Credit Facilities and the agreements governing our other debt, including the indentures governing the Senior Notes and Senior Secured Notes, that, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations; and
•increasing our cost of borrowing.
The credit agreements governing our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes impose significant operating and financial restrictions on us that may prevent us from capitalizing on business opportunities.
The credit agreements governing our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:
•incur or guarantee additional indebtedness;
•make certain loans, investments, or restricted payments, including dividends to our shareholders;
•repurchase or redeem capital stock;
•engage in certain transactions with affiliates;
•sell certain assets (including stock of subsidiaries) or merge with or into other companies; and
•create or incur liens.
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
We require a significant amount of liquidity to fund our operations, and borrowing may increase our vulnerability to negative unforeseen events.
Our liquidity needs vary throughout the year. If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs or maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed purchases of raw materials, planned capital expenditures, and other investments and adversely affect our financial condition or results of operations. Our ability to borrow under the ABL Facility may be limited due to decreases in the borrowing base as described above.

Risks Relating to Ownership of Our Common Stock
The market price of our Common Stock may be highly volatile.
Our Common Stock has only been listed for public trading since January 27, 2017. As of December 31, 2020, the price of our Common Stock since the date of our IPO, as reported by the NYSE, has ranged from an intraday high of $42.27 to an intraday low of $6.06. The trading price of our Common Stock may continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our Common Stock:
•negative trends in global economic conditions or activity levels in our end markets;
•increases in interest rates used to finance home construction and improvements;
•our ability to compete effectively against our competitors;
•changes in consumer needs, expectations, or trends;
•our ability to maintain our relationships with key customers;
•our ability to implement our business strategy;
•our ability to complete and integrate new acquisitions;
•variations in the prices of raw materials used to manufacture our products;
•adverse changes in building codes and standards or governmental regulations applicable to general business operations;
•product liability claims or product recalls;
•any legal actions in which we may become involved, including disputes relating to our intellectual property;
•our ability to recruit and retain highly skilled staff;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•trading volume of our Common Stock;
•sales of our Common Stock by us, our executive officers and directors, or our shareholders (including Onex) in the future; and
•general economic and market conditions and overall fluctuations in the U.S. equity markets.
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
Provisions in our Charter and our Bylaws, as well as provisions of the Delaware General Corporation Law, or the “DGCL”, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. Our Charter and Bylaws currently provide for the following, among other things:
•our Board of Directors is expressly authorized to adopt, amend, or repeal our Bylaws;

•our Board of Directors can issue blank check preferred stock to increase the number of outstanding shares and potentially discourage a takeover attempt; and
•advance notice for nominations for election to our Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
We have also opted out of Section 203 of the DGCL, which, subject to some exceptions, prohibits business combinations between a Delaware corporation and an interested shareholder, which is generally defined as a shareholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the shareholder became an interested shareholder. At some time in the future, we may again be governed by Section 203. Section 203 could have the effect of delaying, deferring, or preventing a change in control that our shareholders might consider to be in their best interests. In addition, our largest shareholder, Onex, has the ability to nominate one or two directors to our Board of Directors to the extent Onex maintains at least 12.5% or 20%, respectively, of our outstanding Common Stock.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
Because Onex owns a substantial portion of our Common Stock, it may influence major corporate decisions and its interests may conflict with the interests of other holders of our Common Stock.
Onex beneficially owns approximately 32.9 million shares of our Common Stock representing approximately 33% of our outstanding shares as of December 31, 2020. As a result, Onex continues to be able to influence matters requiring approval by our shareholders or our Board of Directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. They also may have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company and may materially and adversely affect the market price of our Common Stock. In addition, Onex may in the future own businesses that directly compete with ours. Further, for so long as Onex owns at least 5% of our outstanding shares, Onex has the right to purchase its pro rata portion of the primary shares offered in any future public offering. This right could result in Onex continuing to maintain a substantial ownership of our Common Stock. Onex also has the right to nominate one or two directors to our Board of Directors for as long as Onex maintains at least 12.5% or 20%, respectively, of our outstanding Common Stock.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities and may negatively impact our share price.
Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving our Company.
Two of our directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and from time to time may acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex, including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends, and other matters.
In addition, our Charter provides that the doctrine of “corporate opportunity” will not apply with respect to us, to Onex or certain related parties, or any of our directors who are employees of Onex or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, Onex may have differing interests than our other shareholders.
Future sales, or the perception of future sales, of shares of our Common Stock in the public market by us or our existing shareholders could cause our stock price to fall.
The sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales could occur, including sales by Onex, could materially adversely affect the prevailing market price of our Common Stock. As of December 31, 2020, we had 100,806,068 shares of Common Stock outstanding.

    Shares held by Onex and certain of our directors, officers, and shareholders are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement (as defined below), each have the right, subject to certain conditions, to require us to register the sale of shares owned by such persons under the federal securities laws. By exercising their registration rights and selling a large number of shares, these holders could cause the prevailing market price of our Common Stock to decline. In addition, shares issued or issuable upon exercise of options and vested RSUs and PSUs will be eligible for sale from time to time.
As of December 31, 2020, we had 1,277,040 shares reserved for issuance pursuant to equity awards outstanding under our 2011 Stock Incentive Plan and 3,120,289 shares reserved for issuance pursuant to equity awards under our 2017 Omnibus Equity Plan. These shares, upon exercise of options and vesting of RSUs and PSUs, will be eligible for sale from time to time or will be eligible for sale immediately following exercise of such options.
Our employees, officers, and directors may elect to sell shares of our Common Stock in the public market. Sales of a substantial number of shares of our Common Stock in the public market could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity securities.
The ESOP and the JELD-WEN, Inc. KSOP (“KSOP”), are designed as a tax-qualified retirement plans and employee stock ownership plans under the Internal Revenue Code of 1986, as amended (“Code”). Former employees are entitled to receive distributions of accounts held under the ESOP and KSOP at specified times and in specified forms. In addition, each plan permits diversification of our Common Stock held in participants’ accounts. The ESOP and KSOP may sell shares in the open market to fund hardship distributions and diversifications or participants may sell shares received as part of their distributions. In the year ended December 31, 2020, 292,979 shares were either sold by the plans to cover cash distributions and diversifications or distributed to participants.
In the future, we may issue securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and our Common Stock or just our Common Stock and we may issue securities convertible into our Common Stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our Common Stock.
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and have no current plans to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Facilities, Senior Notes, Senior Secured Notes, and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our Common Stock, if any, will provide a return to shareholders for the foreseeable future.
Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter provides, unless we consent to an alternative forum, that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action or proceeding asserting a breach of fiduciary duty owned by any director or officer to us or our shareholders, any action or proceedings asserting a claim against us arising pursuant to the DGCL or our Charter or Bylaws, or any action or proceeding asserting a claim against us that is governed by the internal affairs doctrine. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Because we are a holding company with no operations of our own, we rely on dividends, distributions, and transfers of funds from our subsidiaries, and we could be harmed if such distributions were not made in the future.
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

	Manufacturing	Distribution
North America
United States	45	9
Canada	4	2
St. Kitts	—	1
Mexico	1	—
	50	12
Europe
United Kingdom	5	1
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	3	—
Denmark	3	—
Latvia	3	—
Estonia	3	—
Finland	3	—
	32	2
Australasia
Australia	35	4
Indonesia	2	—
Malaysia	2	—
	39	4
Total JELD-WEN	121	18

Item 3 - Legal Proceedings
    Information relating to this item is included within Note 25- Commitments and Contingencies of our financial statements included elsewhere in this 10-K.

Item 4 - Mine Safety Disclosures.

    Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 19, 2021, there were approximately 1,377 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from January 27, 2017, the date our Common Shares became listed on the NYSE, through December 31, 2020, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our Common Stock and each index on January 27, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the S&P 500 Index,
S & P 1500 Building Products Index

$200
$175
$150
$125
$100
$75
$50
$25
01/27/17
12/31/17
12/31/18
12/31/19
12/31/20
JELD-WEN
S&P 500
S&P 1500 Building Products Index

*$100 invested on 1/27/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/27/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
JELD-WEN Holding, Inc.	$100.00	$150.73	$54.40	$89.62	$97.09
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35
S&P 1500 Building Products Index	$100.00	$110.00	$86.71	$123.14	$173.84

Equity Compensation Plans
    See Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
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
The terms of the agreements governing our existing or future indebtedness may limit our ability to pay dividends and make distributions to our shareholders. Our business is conducted through our subsidiaries and dividends from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations, and pay any dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries (which distributions may be restricted by the terms of our Corporate Credit Facilities, Senior Secured Notes, and Senior Notes).
Item 6 - Selected Financial Data
Not applicable.

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
•Liquidity and Capital Resources. This section contains an overview of our financing arrangements and provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, and sources and uses of our cash.
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
We operate manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions. As of December 31, 2020, Onex owned approximately 33% of our outstanding shares of Common Stock.
In February 2017, we completed an initial public offering of our Common Stock on the New York Stock Exchange under the symbol “JELD”.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 16 - Segment Information of our financial statements included elsewhere in this 10-K.

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
We paid an aggregate of approximately $229.2 million in cash, including contingent consideration, (net of cash acquired) for the 2019 and 2018 acquisitions. In addition, we assumed no debt in our 2019 acquisition and we assumed debt of approximately $70.6 million associated with our 2018 acquired companies.
    For additional information on our acquisition activity, see Note 2 - Acquisitions of our financial statements included elsewhere in this 10-K.
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
Product Demand
General business, financial market, and economic conditions globally and in the regions where we operate influence overall demand in our end markets and for our products. In particular, the following factors may have a direct impact on demand for our products in the countries and regions where our products are marketed and sold:
•the strength of the economy;
•employment rates and consumer confidence and spending rates;
•the availability and cost of credit;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates, and foreclosures;
•interest rate fluctuations for our customers and consumers;
•increases in the cost of raw materials or any shortage in supplies or labor;
•the effects of governmental regulation and initiatives to manage economic conditions;
•geographical shifts in population and other changes in demographics; and
•changes in weather patterns.

In addition, we seek to drive demand for our products through the implementation of various strategies and initiatives. We believe we can enhance demand for our new and existing products by:
•innovating and developing new products and technologies;
•investing in branding and marketing strategies, including marketing campaigns in both print and social media, as well as our investments in training centers and mobile training facilities; and
•implementing channel initiatives to enhance our relationships with key channel partners and customers, including the True BLU dealer management program in North America.
Product Pricing and Volume/Mix
The price and mix of products that we sell are important drivers of our net revenues and net income. Under the heading “Results of Operations,” references to (i) “pricing” refer to the impact of price increases or decreases, as applicable, for particular products between periods and (ii) “volume/mix” refer to the combined impact of both the number of products we sell in a particular period and the types of products sold, in each case, on net revenues. While we operate in competitive markets, pricing discipline is an important element of our strategy to achieve profitable growth through improved margins. Our strategy also includes incentivizing our channel partners to sell our higher margin products, and we believe a renewed focus on innovation and the development of new technologies will increase our sales volumes and the overall profitability of our product mix.
Cost Reduction Initiatives
Prior to the ongoing operational transformation being executed by our senior executive team, our operations were managed in a decentralized manner with varying degrees of emphasis on cost efficiency and limited focus on continuous improvement or strategic sourcing. Our senior management team has a proven track record of implementing operational excellence programs at some of the world’s leading industrial manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence and footprint rationalization programs include:
•reducing labor, overtime, and waste costs by reducing facility count while optimizing manufacturing capacity and improving planning and manufacturing processes;
•reducing or minimizing increases in material costs through strategic global sourcing and value-added re-engineering of components, in part by leveraging our significant spend and the global nature of our purchases;
•reducing warranty costs by improving quality; and
•a JEM-enabled facility rationalization and modernization initiative that will reduce overhead costs and complexity, while increasing our overall capacity and improving our service levels.
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
Freight Costs
    We incur substantial freight costs to third party logistics providers to transport raw materials and work-in-process inventory to our manufacturing facilities and to deliver finished goods to our customers. Changes in freight rates and the availability of freight services can have a significant impact on our cost of goods sold. Freight costs have risen significantly due to a number of factors that have affected the supply and demand of trucking services, including increased regulation, such as data logging of miles, increases in general economic activity, and an aging workforce. We attempt to mitigate some of these cost increases through various internal initiatives and to pass a substantial portion of these increases to our customers; however, we may not realize the intended results within the intended timeframe.

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
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. In the year ended December 31, 2020 compared to the year ended December 31, 2019, the depreciation or appreciation of the U.S. dollar relative to the reporting currencies of our foreign subsidiaries resulted in higher or lower reported results in such foreign reporting entities. In particular, the exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2020 compared to the year ended December 31, 2019 reflected, on average, the U.S. dollar strengthened against both the Australian dollar and Canadian dollar by 1% and weakened against the Euro by 2%. See Item 1A- Risk Factors- Risks Relating to Our Business and Industry, Item 1A- Risk Factors- Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.
Components of our Operating Results
Net Revenues
Our net revenues are a function of sales volumes and selling prices, each of which is a function of product mix, and consist primarily of:
•sales of a wide variety of interior and exterior doors, including patio doors, for use in residential and non-residential applications, with and without frames, to a broad group of wholesale and retail customers in all of our geographic markets;
•sales of a wide variety of windows for both residential and certain non-residential uses, to a broad group of wholesale and retail customers primarily in North America, Australia, and the U.K.; and
•other sales, including sales of moldings, trim board, cut-stock, glass, stairs, hardware and locks, door skins, shower enclosures, wardrobes, window screens, and miscellaneous installation and other services revenue.
Net revenues do not include internal transfers of products between our component manufacturing, product manufacturing and assembly, and distribution facilities.
Cost of Sales
Cost of sales consists primarily of material costs, direct labor and benefit costs, including payroll taxes, repair and maintenance, depreciation, utility, rent and warranty expenses, outbound freight, insurance and benefits, supervision and tax expenses.
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include glass, wood, wood components, doors, door facings, door parts, hardware, vinyl extrusions, steel, fiberglass, packaging materials, adhesives, resins and other chemicals, core material, and aluminum extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. See Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk.
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

Repair and Maintenance, Depreciation, Utility, Rent, and Warranty Expenses.
•Repairs and maintenance costs consist of equipment and facility maintenance expenses, purchases of maintenance supplies, and the labor costs involved in performing maintenance on our equipment and facilities.
•Depreciation includes depreciation expense associated with our production assets and plants.
•Rent is predominantly comprised of lease costs for facilities we do not own as well as vehicle fleet and equipment lease costs. Facility leases are typically multi-year and may include increases tied to certain measures of inflation.
•Warranty expenses represent all costs related to servicing warranty claims and product issues and are mostly related to our window and door products sold in the U.S. and Canada.
Outbound Freight. Outbound freight includes payments to third-party carriers for shipments of orders to our customers, as well as driver, vehicle, and fuel expenses when we deliver orders to customers. The majority of our products are shipped by third-party carriers.
Insurance and Benefits, Supervision, and Tax Expenses.
•Insurance and benefit costs are the expenses relating to our insurance programs, health benefits, retirement benefit programs (including the pension plan), and other benefits that are not included in direct labor and benefits costs.
•Supervision costs are the wages and bonus expenses related to plant managers. Both insurance and benefits and supervision expenses tend to be influenced by headcount and wage levels.
•Tax costs are mostly payroll taxes for employees not included in direct labor and benefit costs, and property taxes. Tax expenses are impacted by changes in tax rates, headcount and wage levels, and the number and value of properties owned.
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

Interest Expense, Net
Interest expense, net relates primarily to interest payments on our then-outstanding credit facilities and debt securities, as well as commitment fees and amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the applicable facility using the effective interest method. For additional details, see Note 13 - Long-Term Debt in our financial statements for the year ended December 31, 2020 included elsewhere in this 10-K.
Other Income (Expense), Net
Other income (expense), net includes profit and losses related to various miscellaneous non-operating expenses primarily relating to pension benefit expenses, governmental pandemic assistance reimbursements relating to COVID-19, gain on previously held shares of an equity investment, legal settlement income, insurance reimbursements, gains and losses on sale of business units, property, and equipment, and certain foreign currency related gains and losses, including from our hedging activities used to mitigate foreign exchange impacts.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2020, our U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,428.9 million in the aggregate and $94.1 million of such NOL carryforwards do not expire.
The Tax Act passed in December 2017 continues to have significant effects on our financial statements primarily through Treasury regulations, whether proposed or final, which continue to be issued in relation to specific provisions of the Tax Act. In accordance with Staff Accounting Bulletin #118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for the enactment-date income tax effects of the Tax Act and included any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to account for the impact of GILTI in the period in which it is incurred. For additional details, see Note 15 - Income Taxes in our financial statements for the year ended December 31, 2020 included elsewhere in this 10-K.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of regions in which we operate. During the second and third quarters of 2020, we experienced intermittent closures of certain manufacturing facilities due to local and governmental mandates, with disruptions occurring primarily in April and May. Customer demand and revenue were consistent with our expectations during April and May with high-teens percentage declines from the prior year, however, they improved through the last half of the second quarter and continued to improve throughout the second half of 2020. We have modified our manufacturing facilities and procedures, based on recommended public health guidelines, to ensure the health and well-being of our employees. During 2020, we recognized approximately $7.4 million relating to governmental pandemic assistance programs, which are primarily related to reimbursements for additional costs incurred as a result of the outbreak of COVID-19.
We have continued to monitor our liquidity throughout 2020 and increased liquidity compared to the prior year, primarily as a result of issuing $250.0 million of Senior Secured Notes during the second quarter, adding additional collateral to increase our borrowing base and availability under the ABL Facility, and the impact of cost savings measures. We have taken measures to reduce discretionary spending including, for example, restricted travel, implemented hiring freezes for non-essential positions, delayed merit increases, and suspended all non-critical spending, such as marketing and discretionary projects. In addition, during the second quarter, we implemented actions to reduce salary costs globally, including our executive leadership team and Board of Directors elected to reduce their second quarter compensation by 25%, and implemented short-term employee furloughs throughout our Company. During the third and fourth quarters, we reversed certain salary cost cutting initiatives to those negatively impacted. Further, to maintain sufficient levels of cash and liquidity, we are deferring tax payments where permitted through COVID-19 related government subsidy programs and are actively monitoring our accounts receivable for customers with elevated credit risk. We are monitoring the situation closely and, if necessary, will relax cost saving measures or implement additional measures as appropriate.

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
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Year Ended
	December 31, 2020		December 31, 2019
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,235,677	100.0%	$4,289,761	100.0%
Cost of sales	3,333,770	78.7%	3,417,222	79.7%
Gross margin	901,907	21.3%	872,539	20.3%
Selling, general and administrative	702,715	16.6%	660,574	15.4%
Impairment and restructuring charges	10,469	0.2%	21,551	0.5%
Operating income	188,723	4.5%	190,414	4.4%
Interest expense, net	74,800	1.8%	71,778	1.7%
Other income	(2,752)	(0.1)%	(1,409)	—%
Income before taxes	116,675	2.8%	120,045	2.8%
Income tax expense	25,089	0.6%	57,074	1.3%
Net income	$91,586	2.2%	$62,971	1.5%
Consolidated Results
Net Revenues – Net revenues decreased $54.1 million, or 1.3%, to $4,235.7 million in the year ended December 31, 2020 from $4,289.8 million in the year ended December 31, 2019. The decrease was driven by a decline in core revenue of 2% consisting of a 5% decline in volume/mix, partially offset by a 3% pricing benefit.
Gross Margin – Gross margin increased $29.4 million, or 3.4%, to $901.9 million in the year ended December 31, 2020 from $872.5 million in the year ended December 31, 2019. Gross margin as a percentage of net revenues was 21.3% in the year ended December 31, 2020 and 20.3% in the year ended December 31, 2019. Gross margins increased due to sourcing savings and improved pricing, partially offset by unfavorable volume/mix and the effect of inflation on labor compensation.
SG&A Expense – SG&A expense increased $42.1 million, or 6.4%, to $702.7 million in the year ended December 31, 2020 from $660.6 million in the year ended December 31, 2019. The increase in SG&A expense was primarily due to increased legal expenses, primarily relating to litigation and environmental accruals and fees, and estimated variable compensation, partially offset by reductions in spending relating to sales, marketing and travel as a result of cost saving measures implemented in response to COVID-19, and the non-recurrence of aquisition costs recorded in 2019.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $11.1 million, or 51.4%, to $10.5 million in the year ended December 31, 2020 from $21.6 million in the year ended December 31, 2019. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. Charges incurred in 2019 primarily related to plant consolidations in our North America and Australasia segments resulting in impairments of ROU assets and property and equipment as well as severance costs across all segments and corporate. For more information, refer to Note 20 - Impairment and Restructuring Charges to our consolidated financial statements included in this 10-K.
Interest Expense, Net – Interest expense, net, increased $3.0 million, or 4.2%, to $74.8 million in the year ended December 31, 2020 from $71.8 million in the year ended December 31, 2019. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by reduced borrowings and interest rates under our revolving credit facilities and a lower cost of borrowing on our Term Loan Facility.

Other Income – Other income increased $1.3 million, or 95.3%, to $2.8 million in the year ended December 31, 2020 from $1.4 million in the year ended December 31, 2019. The other income in the year ended December 31, 2020 primarily consisted of foreign currency losses of $11.9 million and pension expense of $1.6 million, offset by $7.4 million for cash received as a result of governmental pandemic assistance reimbursements relating to COVID-19, a gain on sale of business units, property and equipment of $4.1 million, and an insurance reimbursement of $1.4 million. Other income in the year ended December 31, 2019 was primarily due to foreign currency gains of $7.4 million, a gain on the sale of business units, property and equipment of $1.5 million, and legal settlement income of $1.2 million, partially offset by pension expense of $10.7 million.
Income Taxes – Income tax expense decreased $32.0 million, or 56.0%, to $25.1 million in the year ended December 31, 2020 from $57.1 million in the year ended December 31, 2019. The effective tax rate in the year ended December 31, 2020 was 21.5% compared to 47.5% in the year ended December 31, 2019. The decrease in income tax expense in 2020 was primarily due to a tax benefit recorded in 2020 as a result of the HTE election and related planning, which resulted in a decrease in the U.S. valuation allowance, partially offset by tax expense related to a reduction in U.S. foreign tax credit carryforwards and additional state tax expense related expenses. For more information, refer to Note 15 – Income Taxes to our consolidated financial statements included in this 10-K.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	December 31, 2019		December 31, 2018
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,289,761	100.0%	$4,346,847	100.0%
Cost of sales	3,417,222	79.7%	3,428,311	78.9%
Gross margin	872,539	20.3%	918,536	21.1%
Selling, general and administrative	660,574	15.4%	734,166	16.9%
Impairment and restructuring charges	21,551	0.5%	17,328	0.4%
Operating income	190,414	4.4%	167,042	3.8%
Interest expense, net	71,778	1.7%	70,818	1.6%
Other income	(1,409)	—%	(34,887)	(0.8)%
Income before taxes, equity earnings and discontinued operations	120,045	2.8%	131,111	3.0%
Income tax expense (benefit)	57,074	1.3%	(10,058)	(0.2)%
Income from continuing operations, net of tax	62,971	1.5%	141,169	3.2%
Equity earnings of non-consolidated entities	—	—%	738	—%
Net income	$62,971	1.5%	$141,907	3.3%
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
SG&A Expense—SG&A expense decreased $73.6 million, or 10.0%, to $660.6 million in the year ended December 31, 2019 from $734.2 million in the year ended December 31, 2018. SG&A expense as a percentage of net revenues was 15.4% for the year ended December 31, 2019 and 16.9% for the year ended December 31, 2018. The decrease in SG&A expense was primarily due to a decrease of litigation contingency accruals of $76.5 million and reduction of acquisition and integration costs.
Impairment and Restructuring Charges—Impairment and restructuring charges increased $4.2 million, or 24.4%, to $21.6 million in the year ended December 31, 2019 from $17.3 million in the year ended December 31, 2018. Charges incurred in 2019 primarily related to plant consolidations in our North America and Australasia segments resulting in impairments of ROU assets and property and equipment as well as severance costs across all segments and corporate. The 2018 charges consisted primarily of personnel restructuring costs in our North America, Europe and Australasia segments as well as plant consolidations in our North America and Australasia segments. For more information, refer to Note 20 - Impairment and Restructuring Charges to our consolidated financial statements included in this 10-K.
Interest Expense, Net—Interest expense, net, increased $1.0 million, or 1.4%, to $71.8 million in the year ended December 31, 2019 from $70.8 million in the year ended December 31, 2018. The increase was primarily due to increased borrowings during 2019.
Other Income – Other income decreased $33.5 million, to income of $1.4 million in the year ended December 31, 2019 from $34.9 million in the year ended December 31, 2018. Other income in the year ended December 31, 2019 was primarily due to foreign currency gains of $7.4 million, a gain on the sale of business units, property and equipment of $1.5 million, and legal settlement income of $1.2 million, partially offset by pension expense of $10.7 million. Other income in the year ended December 31, 2018 was primarily due to a fair value adjustment of $20.8 million associated with our acquisition of the remaining shares outstanding of an equity investment, foreign currency gains of $11.3 million, and legal settlement income of $7.5 million, partially offset by pension expense of $7.0 million.
Income Taxes – Income tax expense in the year ended December 31, 2019 was $57.1 million, compared to a benefit of $10.1 million in the year ended December 31, 2018. The effective tax rate in the year ended December 31, 2019 was an expense of 47.5% compared to (7.7)% in the year ended December 31, 2018. The increase in income tax expense in 2019 was primarily driven by increases in valuation allowances as compared to the benefit for changes in the provisional estimates recorded under the Tax Act and our acquisition of ABS in 2018. For more information, refer to Note 15 – Income Taxes to our consolidated financial statements included in this 10-K.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 16 - Segment Information to our consolidated financial statements included in this 10-K.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Year Ended
(amounts in thousands)	December 31, 2020	December 31, 2019
Net revenues from external customers			% Variance
North America	$2,528,993	$2,534,336	(0.2)%
Europe	1,187,777	1,178,441	0.8%
Australasia	518,907	576,984	(10.1)%
Total Consolidated	$4,235,677	$4,289,761	(1.3)%
Percentage of total consolidated net revenues
North America	59.7%	59.1%
Europe	28.0%	27.5%
Australasia	12.3%	13.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$315,952	$267,335	18.2%
Europe	136,363	116,193	17.4%
Australasia	62,449	74,484	(16.2)%
Corporate and unallocated costs	(68,350)	(42,974)	59.0%
Total Consolidated	$446,414	$415,038	7.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	10.5%
Europe	11.5%	9.9%
Australasia	12.0%	12.9%
Total Consolidated	10.5%	9.7%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 16 - Segment Information in our consolidated financial statements.
North America
Net revenues in North America decreased $5.3 million, or 0.2%, to $2,529.0 million in the year ended December 31, 2020 from $2,534.3 million in the year ended December 31, 2019. The decrease was primarily due to a reduction in core revenues of 1%, consisting of a decrease in volume/mix of 6%, offset by a pricing benefit of 5%, and a 1% increase attributable to the contribution from the acquisition of VPI.
Adjusted EBITDA in North America increased $48.6 million, or 18.2%, to $316.0 million in the year ended December 31, 2020 from $267.3 million in the year ended December 31, 2019. The increase was due to favorable pricing, lower material costs, reduced marketing and travel expenses, and contributions from our VPI acquisition, partially offset by unfavorable revenue mix and the effect of inflation on labor compensation.

Europe
Net revenues in Europe increased $9.3 million, or 0.8%, to $1,187.8 million in the year ended December 31, 2020 from $1,178.4 million in the year ended December 31, 2019. The increase was primarily due to a favorable foreign exchange impacts of 2%, partially offset by a decrease in core revenue of 1%, consisting of a decrease in volume/mix of 2%, offset by a pricing benefit of 1%.
Adjusted EBITDA in Europe increased $20.2 million, or 17.4%, to $136.4 million in the year ended December 31, 2020 from $116.2 million in the year ended December 31, 2019. The increase was primarily due to labor and material cost savings and favorable pricing, partially offset by unfavorable revenue mix and the effect of inflation on labor compensation.
Australasia
Net revenues in Australasia decreased $58.1 million, or 10.1%, to $518.9 million in the year ended December 31, 2020 from $577.0 million in the year ended December 31, 2019. The decrease was primarily due to a reduction in core revenues of 9%, consisting of a decrease in volume/mix of 8% and reduced pricing of 1%, as well as adverse foreign exchange impacts of 1%.
Adjusted EBITDA in Australasia decreased $12.0 million, or 16.2%, to $62.4 million in the year ended December 31, 2020 from $74.5 million in the year ended December 31, 2019. The decrease was primarily due to lower volumes from market headwinds and adverse pricing, partially offset by labor cost savings and reductions in spending relating to sales, marketing, travel, and salaries as a result of cost saving measures implemented in response to COVID-19.
Corporate and unallocated costs
Corporate and unallocated costs increased in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increased variable compensation and the impact of foreign exchange hedges, resulting in a decrease to Adjusted EBITDA of $25.4 million, or 59.0%.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Year Ended
(dollars in thousands)	December 31, 2019	December 31, 2018
Net revenues from external customers			% Variance
North America	$2,534,336	$2,461,633	3.0%
Europe	1,178,441	1,215,299	(3.0)%
Australasia	576,984	669,915	(13.9)%
Total Consolidated	$4,289,761	$4,346,847	(1.3)%
Percentage of total consolidated net revenues
North America	59.1%	56.6%
Europe	27.5%	28.0%
Australasia	13.4%	15.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$267,335	$279,526	(4.4)%
Europe	116,193	122,810	(5.4)%
Australasia	74,484	90,885	(18.0)%
Corporate and Unallocated costs	(42,974)	(34,003)	26.4%
Total Consolidated	$415,038	$459,218	(9.6)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.5%	11.4%
Europe	9.9%	10.1%
Australasia	12.9%	13.6%
Total Consolidated	9.7%	10.6%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 16 - Segment Information in our consolidated financial statements.
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
As of December 31, 2020, our cash balances, including $0.8 million of restricted cash, consisted of $383.0 million in the U.S. and $353.6 million in non-U.S. subsidiaries. In May 2020, we issued $250.0 million in Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we increased the borrowing base and availability under our ABL Facility by $40.1 million with the accounts receivable and inventory of certain recently acquired U.S. businesses and amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. Although there is uncertainty surrounding the anticipated impact of the COVID-19 pandemic on our operating results and liquidity, based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
As of December 31, 2020, we had total liquidity (a non-GAAP measure) of $1,121.5 million, consisting of $735.8 million in unrestricted cash, $346.0 million available for borrowing under the ABL Facility, and AUD 51.6 million ($39.7 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $554.5 million as of December 31, 2019. The increase in total liquidity was primarily due to the May 2020 Senior Secured Notes issuance, increasing the borrowing base and availability under our ABL Facility, additional capacity under our Australia Senior Credit Facility, and cash provided by operations.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $2.4 million for the year ended December 31, 2020. A 1.0% increase in interest rates would have increased our interest expense by $7.4 million for the same period. The impact of these hypothetical changes would have been partially mitigated by interest rate caps and the floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In the fourth quarter of 2020, we began to include the accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our availability, which expanded our borrowing base on our U.S. ABL Facility.
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
As of December 31, 2020, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 13 - Long-Term Debt in our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended
(amounts in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash provided by (used in):
Operating activities	$355,655	$302,709	$219,653
Investing activities	(82,003)	(184,948)	(284,141)
Financing activities	207,909	(6,411)	(67,475)
Effect of changes in exchange rates on cash and cash equivalents	25,157	903	(6,648)
Net change in cash and cash equivalents	$506,718	$112,253	$(138,611)
Cash Flow from Operations
Net cash provided by operating activities increased $52.9 million to $355.7 million in the year ended December 31, 2020 from $302.7 million in the year ended December 31, 2019. The increase in cash provided by operating activities was due primarily to increases in accruals for the deferral of payroll taxes, including $20.9 million as a result of the CARES Act, which will be paid equally over the subsequent two years, legal and environmental matters, and estimated variable compensation.
Net cash provided by operating activities increased $83.1 million to $302.7 million in the year ended December 31, 2019 from $219.7 million in the year ended December 31, 2018. The increase in cash provided by operating activities was due primarily to improvement in working capital as a result of optimization of vendor payment terms, lower inventory balances due to reduced core revenue volumes, and reduced cash taxes.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $102.9 million to $82.0 million in the year ended December 31, 2020 from $184.9 million in the year ended December 31, 2019 primarily due to a decrease in the cash used for acquisitions and a reduction in capital expenditures.
Net cash used in investing activities decreased $99.2 million to $184.9 million in the year ended December 31, 2019 from $284.1 million in the year ended December 31, 2018. The decrease was primarily due to a decrease in cash used for acquisitions.
Cash Flow from Financing Activities
Net cash provided by financing activities was $207.9 million in the year ended December 31, 2020 and consisted primarily of increased borrowings of $210.9 million, partially offset by repurchases of our Common Stock of $5.0 million.
Net cash used in financing activities was $6.4 million in the year ended December 31, 2019 and consisted primarily of repurchases of our Common Stock of $20.0 million, partially offset by increased borrowings of $13.1 million.

Net cash used in financing activities in the year ended December 31, 2018 was $67.5 million and was comprised primarily of repurchases of our Common Stock of $125.0 million and payments to tax authorities of $9.5 million, partially offset by increased borrowings of $70.5 million.
Holding Company Status
We are a holding company that conducts all of our operations through subsidiaries. The majority of our operating income is derived from JWI, our main operating subsidiary. Consequently, we rely on dividends or advances from our subsidiaries. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our Credit Facilities, Senior Notes, and Senior Secured Notes.
The Australia Senior Secured Credit Facility also contains restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 13 - Long-Term Debt in our consolidated financial statements.
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of December 31, 2020 was $674.1 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Contractual Obligations(1)
Long-term debt obligations	$1,775,525	$64,961	$77,460	$1,204,669	$428,435
Finance lease obligations	6,236	1,950	2,945	1,274	67
Operating lease obligations	258,419	53,958	86,532	55,073	62,856
Purchase obligations(2)	31,538	9,885	20,291	1,362	—
Interest on long-term debt obligations(3)	359,479	69,401	136,405	112,421	41,252
Totals:	$2,431,197	$200,155	$323,633	$1,374,799	$532,610
____________________________
(1)Not included in the table above are our unfunded pension liabilities totaling $121.3 million and uncertain tax position liabilities of $21.8 million as of December 31, 2020, for which the timing of payment is unknown.
(2)Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction. The obligations reflected in the table primarily relate to raw materials purchase agreements, costs associated with enterprise solutions implementations, sales and marketing, and software hosting services.
(3)Interest on long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2020, taking into account scheduled maturities and amortization payments.

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
    Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 12 - Warranty Liability). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
Intangible Assets
Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives that typically range from 3 to 40 years. The lives of definite lived intangible assets are reviewed and reduced if necessary, whenever changes in their planned use occur. Legal and registration costs related to internally developed patents and trademarks are capitalized and amortized over the lesser of their expected useful life or the legal patent life. We review the carrying value of intangible assets to assess their recoverability when facts and circumstances indicate that the carrying value may not be recoverable.
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
Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit.
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue and terminal growth rates, profit margins, and cost of capital. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
As of December 31, 2020, the fair value of our North America, Europe, and Australasia reporting units would have to decline by approximately 52%, 37%, and 20%, respectively, to be considered for potential impairment.
As the carrying value and fair value of the Australasia reporting unit are closely aligned, a material change in the fair value or carrying value would put the reporting unit at risk of goodwill impairment. For example, our ability to realize synergies, revenue growth, and increased margins are key assumptions in our projections of revenue, earnings and cash flows. If our actual experience in future years falls significantly below our current projections, the fair value of the reporting unit could be negatively impacted. Similarly, an increase in interest rates would lower our discounted cash flows and negatively impact the fair value of the reporting unit. We believe our projections and assumptions are reasonable, but it is possible they could change, impacting our fair value estimate, or the carrying value could change.
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
    The Tax Act passed in December 2017 continues to have significant effects on our financial statements primarily through Treasury regulations, whether proposed or final, which continue to be issued in relation to specific provisions of the Tax Act. In accordance with Staff Accounting Bulletin No.118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our accounting for the enactment-date income tax effects of the Tax Act and recorded any adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to account for the impact of GILTI in the period in which it is incurred.
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
    We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2020 and December 31, 2019. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations.
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
The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield rate is 0% which is consistent with the expected dividends to be paid on common stock.
The number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three year performance period as compared to the TSR of the Russell 3000 index. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.

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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 2.55% at December 31, 2020 from 3.31% at December 31, 2019. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2020 by approximately $16.4 million and would increase estimated fiscal year 2021 expense by approximately $1.7 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2020 by approximately $15.6 million and would decrease estimated fiscal year 2021 expense by approximately $1.7 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would have decreased or increased, respectively, 2020 net periodic pension expense by approximately $3.9 million.
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
Exchange Rate Risk
    We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts, with a total notional amount of $96.6 million as of December 31, 2020, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $23.7 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $55.7 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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
Interest Rate Risk
    We are exposed to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate derivatives, such as interest rate swaps or caps when we deem it to be appropriate. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would primarily be based on the difference between outstanding variable rate debt and the notional amount of any interest rate derivatives that are in-the-money. We assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate risk attributable to both our outstanding and forecasted debt obligations as well as any offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.
    The U.K.’s Financial Conduct Authority has announced the intent to phase out the use of LIBOR by the end of 2021. In November 30, 2020, the ICE Benchmark Administration Limited (IBA) announced a consultation on its intention to cease the publication of the one-week and two-month USD LIBOR tenors immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors immediately following the LIBOR publication on June 30, 2023. Prior to LIBOR being discontinued, we will need to renegotiate the terms of certain of our credit agreements and derivative contracts which reference LIBOR as a benchmark in determining the interest rate. As a result, we may incur incremental interest expense depending on the new standard determined. We have elected certain optional expedients provided by ASC Topic 848 Reference Rate Reform in order to mitigate the risk of dedesignation of our hedged interest rate swaps, which could result in an increase in interest expense. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. The potential effect of any such event on our cost of capital cannot yet be determined and we are still assessing the impact on our consolidated financial condition, results of operations, and cash flows.
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
Item 8 - Financial Statements and Supplementary Data
    See Index to Consolidated Financial Statements beginning on page F-1 of the Form 10-K.
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A - Controls and Procedures
Disclosure Controls and Procedures
    The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
    The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
    The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8- Financial Statements and Supplementary Data.
Remediation of Material Weaknesses
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting, including that we did not maintain a sufficient complement of personnel in our Europe operations with the appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements to allow for the consistent execution of control activities. Further, monitoring controls maintained at the Europe operations and corporate levels did not operate with a sufficient degree of precision to provide for the appropriate level of oversight of activities related to our internal control over financial reporting. These material weaknesses contributed to the following additional material weaknesses in that we did not design and maintain effective controls within certain of our Europe operations related to the review and approval of customer pricing, the review and approval of manual journal entries, and the reconciliation of subsidiary ledger financial information used in the consolidated financial statements. Specifically, we did not design and maintain controls to ensure (i) the review and approval of the initial set-up, and subsequent changes/modifications, of customer pricing related to revenue arrangements; (ii) that journal entries were properly prepared with sufficient supporting documentation, were reviewed and approved to ensure accuracy and completeness of the journal entries, and were reviewed by an appropriate individual separate from the preparer of such journal entry; and (iii) the subsidiary financial information used in the preparation of the consolidated financial statements agreed to the financial information recorded in the subsidiary ledger, and to the extent there were differences, that they were appropriately validated.
As of June 27, 2020, we concluded that the enhancements to the design of our control activities related to the reconciliation of subsidiary ledger financial information used in the consolidated financial statements were satisfactorily implemented and had operated effectively for a sufficient time. Therefore, we concluded the material weakness was remediated as of June 27, 2020.
As of December 31, 2020, management concluded that each of the remaining previously identified material weaknesses had been remediated as a result of actions taken by us implementing new controls and procedures that were part of our remediation plan. These actions included:
•Enhancing and supplementing the finance team in Europe by increasing the number of roles, reassigning responsibilities, and adding additional resources with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;

•Enhancement of the onboarding process for finance team personnel in Europe to ensure familiarity with policies and internal control over financial reporting;
•Enhancing the tone and increasing the frequency of communications from executive management to employees on the importance of internal control over financial reporting;
•Evaluating corporate and segment monitoring controls to ensure they are designed and operating at the appropriate level of precision required to support risk mitigation;
•Implementing enhancements to the design of our customer pricing controls in Europe;
•Implementing enhancements to the design of our journal entry controls in Europe;
•Implementing enhancements to the close processes which includes the centralization of certain tasks and the development of manuals and standardized templates to enhance the evidence supporting the local teams’ execution of internal control over financial reporting.
•Strengthening procedures and setting guidelines for documentation of controls throughout our domestic and international locations for consistency of application; and
•Instituting additional training programs that occur on a regular basis related to internal control over financial reporting, monitoring controls, complex accounting topics, account reconciliations, and journal entry controls for our world-wide finance and accounting personnel.
Changes in Internal Control over Financial Reporting
As of December 31, 2020, management remediated the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 as outlined above. Except for certain changes related to the review and approval of customer pricing in Europe, the changes related to the remediation of the previously reported material weaknesses processes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Therefore, in accordance with Rule 13a-15(d) of the Exchange Act, management, with the participation of our CEO and CFO, determined that elements of the changes to the review and approval of customer pricing in Europe have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the Company’s most recently completed quarter ended December 31, 2020.
Item 9B - Other Information
None.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. The other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be held on April 29, 2021, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
Item 11 - Executive Compensation
    The information required by this item is incorporated by reference to the Proxy Statement.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
    The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,163,091(2)	$20.41	3,120,289(3)
Equity compensation plans not approved by security holders	—	—	—
Total	5,163,091	$20.41	3,120,289

(1)Excludes RSUs and PSUs, which have no exercise price.

(2)Consists of shares underlying 2,631,831 stock options, 1,786,797 RSUs, and 744,463 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

(3)Number of securities remaining for future issuances includes only shares available under the 2017 Omnibus Equity Plan.

    The other information required by this item is incorporated by reference to the Proxy Statement.
Item 13 - Certain Relationships and Related Transactions, and Director Independence
    The information required by this item is incorporated by reference to the Proxy Statement.
Item 14 - Principal Accounting Fees and Services
    The information required by this item is incorporated by reference to the Proxy Statement.

Item 15 - Exhibits and Financial Statement Schedules
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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 13, 2020
3.2	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.2	May 13, 2020
4.1*	Description of Securities.
4.2	Specimen Common Stock Certificate of JELD-WEN Holding Inc.	S-1/A	333-211761	4.1	January 5, 2017
4.3	Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated January 24, 2017.	10-K	001-38000	4.2	March 3, 2017
4.4	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated May 12, 2017.	S-1	333-221538	4.3	May 15, 2017
4.5	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC, 1597257 Ontario Inc. and the other parties thereto, dated November 12, 2017.	S-1	333-221538	4.4	November 13, 2017
4.6	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including for of Note).	8-K	001-38000	4.1	December 14, 2017
4.7	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.8	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.9*	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.
4.10	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes).	8-K	001-38000	4.1	May 5, 2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.11	First Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., subsidiaries of JELD-WEN, Inc., and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.1	November 3, 2020
4.12*	Second Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and WilmingtonTrust, National Association, as Trustee and Notes Collateral Agent.
4.13	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent.	8-K	001-38000	4.2	May 5, 2020
4.14	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.15	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.8	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.9	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.10	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.12	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.13	Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto, dated August 30, 2012.	S-1/A	333-211761	10.3	December 16, 2016
10.14	Amendment to Stock Purchase Agreements, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated April 3, 2013.	S-1/A	333-211761	10.3.1	December 16, 2016
10.15	Amendment to Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.3.2	December 16, 2016
10.16	Form of Joinder to Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP and the other investors party thereto.	S-1/A	333-211761	10.3.3	December 16, 2016
10.17	Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc., Onex Partners III LP, Onex Advisor III LLC, Onex Partners III GP LP, Onex Partners III PV LP, Onex Partners III Select LP, Onex US Principals LP, Onex Corporation, Onex American Holdings II LLC, BP EI LLC and 1597257 Ontario Inc., dated July 29, 2011.	S-1/A	333-211761	10.4	December 16, 2016
10.18	Amendment No. 1 to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated September 1, 2011.	S-1/A	333-211761	10.4.1	December 16, 2016
10.19	Amendment to Amended and Restated Stock Purchase Agreement, among JELD-WEN Holding, Inc. and Onex Partners III LP, dated May 31, 2016.	S-1/A	333-211761	10.4.2	December 16, 2016
10.20+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.21+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.22+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016
10.23+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.9	December 16, 2016
10.26+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.17	January 5, 2017
10.27+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	S-1/A	333-211761	10.18	January 5, 2017
10.28+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-K	001-38000	10.37	March 6, 2018
10.29+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	S-1/A	333-211761	10.19	January 5, 2017
10.30+	Amendment to Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.38	March 6, 2018
10.31+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.39	March 6, 2018
10.32+	JELD-WEN Holding, Inc. 2017 Management Incentive Plan.	S-1/A	333-211761	10.20	January 5, 2017
10.33+	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholders party thereto, dated January 24, 2017.	10-K	001-38000	10.36	March 6, 2018
10.34+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.35+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of Roya Behnia, Daniel J. Castillo, Timothy R. Craven, John R. Linker, and Gary S. Michel.	10-Q	001-38000	10.1	August 5, 2020
10.37+	Executive Employment Agreement between JELD-WEN Australia Pty Ltd and Perter Farmakis, dated March 1, 2018.	10-K	001-38000	10.40	March 1, 2019
10.38	Letter Agreement, by and between JELD-WEN Holding, Inc. and the shareholder party thereto, dated February 19, 2020.	10-K	001-38000	10.38	February 24, 2020
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16 - Form 10-K Summary
    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: February 23, 2021

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Linker and Roya Behnia, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary S. Michel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021
Gary S. Michel
/s/ John Linker	Chief Financial Officer (Principal Financial Officer)	February 23, 2021
John Linker
/s/ Scott Vining	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
Scott Vining
/s/ Matthew Ross	Chairman	February 23, 2021
Matthew Ross
/s/ Roderick C. Wendt	Vice Chairman	February 23, 2021
Roderick C. Wendt
/s/ William Banholzer	Director	February 23, 2021
William Banholzer
/s/ Martha Byorum	Director	February 23, 2021
Martha (Stormy) Byorum
/s/ Greg G. Maxwell	Director	February 23, 2021
Greg G. Maxwell
/s/ Anthony Munk	Director	February 23, 2021
Anthony Munk
/s/ Suzanne Stefany	Director	February 23, 2021
Suzanne Stefany

Signature	Title	Date
/s/ Bruce Taten	Director	February 23, 2021
Bruce Taten
/s/ Steven E. Wynne	Director	February 23, 2021
Steven E. Wynne

Index to Financial Statement Schedules

Schedule I - Parent Company Information as of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019, and 2018	F-52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $639.9 million as of December 31, 2020. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Fair value of the reporting units is determined by management using a discounted cash flow model. Management’s cash flow projections included significant judgments and assumptions relating to expected revenue and terminal growth rates, profit margins, and the cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected revenue and terminal growth rates, profit margins, and the cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to expected revenue and terminal growth rates, profit margins, and the cost of capital. Evaluating management’s assumptions related to expected revenue and terminal growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the cost of capital assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 23, 2021

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2020	2019	2018
Net revenues	$4,235,677	$4,289,761	$4,346,847
Cost of sales	3,333,770	3,417,222	3,428,311
Gross margin	901,907	872,539	918,536
Selling, general and administrative	702,715	660,574	734,166
Impairment and restructuring charges	10,469	21,551	17,328
Operating income	188,723	190,414	167,042
Interest expense, net	74,800	71,778	70,818
Other income	(2,752)	(1,409)	(34,887)
Income before taxes	116,675	120,045	131,111
Income tax expense (benefit)	25,089	57,074	(10,058)
Income from continuing operations, net of tax	91,586	62,971	141,169
Equity earnings of non-consolidated entities	—	—	738
Net income	$91,586	$62,971	$141,907

Weighted average common shares outstanding:
Basic	100,633,392	100,618,105	104,530,572
Diluted	101,681,981	101,464,325	106,360,657
Net income per share
Basic	$0.91	$0.63	$1.36
Diluted	$0.90	$0.62	$1.33

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
Net income	$91,586	$62,971	$141,907
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit $0, $0, ($1,892)	105,442	(15,335)	(65,185)
Interest rate hedge adjustments, net of tax benefit of ($468), ($4,831), and ($538), respectively	(1,384)	6,173	2,636
Defined benefit pension plans, net of tax (benefit) expense of ($3,800), $1,152, and $4,214, respectively	(11,476)	2,692	12,237
Total other comprehensive income (loss), net of tax	92,582	(6,470)	(50,312)
Comprehensive income	$184,168	$56,501	$91,595

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$735,820	$225,962
Restricted cash	774	3,914
Accounts receivable, net	477,472	469,762
Inventories	512,228	505,078
Other current assets	34,359	38,562
Total current assets	1,760,653	1,243,278
Property and equipment, net	872,585	864,375
Deferred tax assets	199,194	183,837
Goodwill	639,867	602,500
Intangible assets, net	246,055	250,327
Operating lease assets, net	214,727	202,053
Other assets	31,604	34,962
Total assets	$3,964,685	$3,381,332
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$269,891	$294,951
Accrued payroll and benefits	151,742	109,386
Accrued expenses and other current liabilities	379,289	298,603
Current maturities of long-term debt	66,702	65,846
Total current liabilities	867,624	768,786
Long-term debt	1,701,340	1,451,526
Unfunded pension liability	115,077	107,937
Operating lease liability	177,491	164,026
Deferred credits and other liabilities	91,368	67,682
Deferred tax liabilities	7,321	9,288
Total liabilities	2,960,221	2,569,245
Commitments and contingencies (Note 25)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,806,068 shares outstanding as of December 31, 2020; 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019	1,008	1,007
Additional paid-in capital	690,687	671,772
Retained earnings	371,462	290,583
Accumulated other comprehensive loss	(58,693)	(151,275)
Total shareholders’ equity	1,004,464	812,087
Total liabilities and shareholders’ equity	$3,964,685	$3,381,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2020		December 31, 2019		December 31, 2018
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,668,003	$1,007	101,310,862	$1,013	105,990,483	$1,060
Shares issued for exercise/vesting of share-based compensation awards	427,950	5	645,957	7	907,068	9
Shares repurchased	(265,589)	(3)	(1,192,419)	(12)	(5,287,964)	(53)
Shares surrendered for tax obligations for employee share-based transactions	(24,296)	(1)	(96,397)	(1)	(298,725)	(3)
Balance at period end	100,806,068	$1,008	100,668,003	$1,007	101,310,862	$1,013
Additional paid-in capital
Balance at beginning of period		$672,445		$659,241		$653,327
Shares issued for exercise/vesting of share-based compensation awards		2,979		1,970		192
Shares surrendered for tax obligations for employee share-based transactions		(463)		(1,956)		(8,887)
Amortization of share-based compensation		16,399		13,190		14,609
Balance at period end		691,360		672,445		659,241
Employee stock notes
Balance at beginning of period		(673)		(648)		(661)
Net issuances, payments and accrued interest on notes		—		(25)		13
Balance at period end		(673)		(673)		(648)
Balance at period end		$690,687		$671,772		$658,593
Retained earnings
Balance at beginning of period		$290,583		$246,833		$229,903
Share repurchased		(4,997)		(19,982)		(124,977)
Adoption of new accounting standard ASU No. 2016-13		(5,710)		—		—
Adoption of new accounting standard ASU No. 2016-02		—		761		—
Net income		91,586		62,971		141,907
Balance at period end		$371,462		$290,583		$246,833
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(151,275)		$(144,805)		$(94,493)
Foreign currency adjustments		105,442		(15,335)		(65,185)
Unrealized (loss) gain on interest rate hedges		(1,384)		6,173		2,636
Net actuarial pension (loss) gain		(11,476)		2,692		12,237
Balance at period end		$(58,693)		$(151,275)		$(144,805)

Total shareholders’ equity at period end		$1,004,464		$812,087		$761,634

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$91,586	$62,971	$141,907
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	134,623	133,969	125,100
Deferred income taxes	(9,063)	21,838	(35,804)
(Gain) loss on sale of business units, property and equipment	(4,122)	(1,377)	845
Adjustment to carrying value of assets	5,537	6,625	1,230
Equity earnings in non-consolidated entities	—	—	(738)
Amortization of deferred financing costs	2,679	1,971	2,107
Non-cash gain on previously held shares of an equity investment	—	—	(20,767)
Stock-based compensation	16,399	13,315	15,052
Contributions to U.S. pension plan	(12,619)	(7,760)	(4,125)
Amortization of U.S. pension expense	6,852	8,919	9,314
Other items, net	21,125	(3,320)	2,263
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,819	8,426	16,507
Inventories	9,849	4,190	(33,092)
Other assets	5,520	6,938	(18,966)
Accounts payable and accrued expenses	62,880	37,611	39,540
Change in short term and long-term tax liabilities	13,590	8,393	(20,720)
Net cash provided by operating activities	355,655	302,709	219,653
INVESTING ACTIVITIES
Purchases of property and equipment	(77,692)	(101,506)	(97,399)
Proceeds from sale of business units, property and equipment	14,308	8,632	1,973
Purchase of intangible assets	(19,204)	(34,686)	(21,301)
Purchases of businesses, net of cash acquired	—	(57,799)	(167,688)
Cash received for notes receivable	585	411	274
Net cash used in investing activities	(82,003)	(184,948)	(284,141)
FINANCING ACTIVITIES
Change in long-term debt	210,858	13,101	70,468
Employee note repayments	—	—	39
Contingent consideration for acquisitions	—	—	(3,701)
Common stock issued for exercise of options	2,984	1,977	201
Common stock repurchased	(5,000)	(19,994)	(125,030)
Payments to tax authorities for employee share-based compensation	(933)	(1,495)	(9,452)
Net cash provided by (used in) financing activities	207,909	(6,411)	(67,475)
Effect of foreign currency exchange rates on cash	25,157	903	(6,648)
Net increase (decrease) in cash and cash equivalents	506,718	112,253	(138,611)
Cash, cash equivalents and restricted cash, beginning	229,876	117,623	256,234
Cash, cash equivalents and restricted cash, ending	$736,594	$229,876	$117,623
For further information see Note 27 - Supplemental Cash Flow.

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
Our revenues are affected by the level of new housing starts and remodeling activity in each of our markets. Our sales typically follow seasonal new construction and repair and remodeling industry patterns. The peak season for home construction and remodeling in many of our markets generally corresponds with the second and third calendar quarters, and therefore, sales volume is typically higher during those quarters. Our first and fourth quarter sales volumes are generally lower due to reduced repair and remodeling activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in certain areas of our geographic end markets.
Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform to current year presentation.
All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – As of December 31, 2020, Onex owned approximately 33% of the outstanding shares of our Common Stock.
Share Repurchases – In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019. Through October 2019, we had repurchased $145.0 million of our Common Stock under this authorization.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of December 31, 2020, $170.0 million was remaining under the repurchase authorization.
During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we repurchased 265,589, 1,192,419, and 5,287,964 shares of our Common Stock, respectively, for aggregate consideration of $5.0 million, $20.0 million, and $125.0 million, respectively.
Fiscal Year – We operate on a fiscal calendar year, and each interim quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or fewer days included than a traditional 91-day fiscal quarter.
Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets including goodwill and other intangible assets, employee benefit obligations, income tax uncertainties, contingent assets and liabilities, provisions for bad debt, inventory, warranty liabilities, legal claims, valuation of derivatives, environmental remediation, and claims relating to self-insurance. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assist companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was the CARES Act in the U.S., which included a provision that allows employers to defer the remittance of the employer portion of the social security tax. The deferred employment tax must be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. For the year ended December 31, 2020, the Company deferred $20.9 million of the employer portion of social security tax, of which $10.4 million is included in accrued payroll and benefits, and the remaining is included in deferred credits and other liabilities in the consolidated balance sheet. The $20.9 million deferral is included in other items, net in our consolidated statements of cash flows. For our Europe and Australasia regions, the deferrals totaled approximately $11.5 million and $1.8 million, respectively. The impact of the CARES Act and similar legislation in prospective periods may differ from our estimates as of December 31, 2020 due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in respect to these measures. The CARES Act and similar legislation in other jurisdictions are highly detailed and we will continue to assess the impact that various provisions will have on our business.
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
Restricted Cash – Restricted cash consists primarily of cash required to meet certain bank guarantees and projected self-insurance obligations. New funding is generated from employees’ portion of contributions and is added to the deposit account weekly as claims are paid.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. As of December 31, 2020, one customer accounted for 19.2% of the consolidated accounts receivable balance. As of December 31, 2019, one customer accounted for 17.6% of the consolidated accounts receivable balance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts our assessment of credit risk relating to our accounts receivable based on quantitative and qualitative factors, primarily historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has concluded.

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
Notes Receivable – Notes receivable are recorded at their net realizable value. The balance consists primarily of installment notes and affiliate notes. The allowance for doubtful notes is based upon credit risks, historical loss trends, and specific reviews of delinquent notes. We write off uncollectible note receivables against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has been concluded. Current maturities and interest, net of short-term allowance are reported as other current assets.
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 3 to 4 years. Related amortization is included in SG&A expense in the accompanying consolidated statements of operations and was $7.9 million in 2020, $8.7 million in 2019, and $9.0 million in 2018.
Cloud Computing Arrangements –We capitalize qualified cloud computing implementation costs associated with the application development stage and subsequently amortize these costs over the term of the hosting agreement and stated renewal period, if it is reasonably certain we will renew, typically 3 to 5 years. Capitalized costs are included in other assets on the consolidated balance sheet and amortization is included in SG&A expense in the accompanying consolidated statement of operations.
Property and Equipment – Property and equipment are recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives. Replacements, maintenance, and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. Upon sale or retirement of property or equipment, cost and related accumulated depreciation are removed from the accounts and any gain or loss is charged to income.
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
Intangible Assets –Intangible assets are accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized based on the pattern of economic benefit over the following estimated useful lives:

Trademarks and trade names	5 - 40 years
Software	3 - 10 years
Licenses and rights	3 - 14 years
Customer relationships	4 - 20 years
Patents	5 - 25 years
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

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal years December 31, 2020, December 31, 2019 and December 31, 2018.
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
Leases – We lease certain warehouses, distribution centers, office spaces, land, vehicles and equipment. We determine if an arrangement is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in operating lease assets (“ROU assets”), net, accrued expense and other current liabilities and noncurrent operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt, and long-term debt in our consolidated balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
If the lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate for operating leases that commenced in the period is determined by using the prior quarter end’s incremental borrowing rates.
Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payments that are dependent on usage, output, or may vary for other reasons, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly are recognized as lease expense in the period the obligation for those payments is incurred. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and nonlease components.
Certain leases include renewal and/or termination options, with renewal terms that can extend the lease term from one to 20 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. These options are included in the lease term used to determine ROU assets and corresponding liabilities when we are reasonably certain we will exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Goodwill – Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit.
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue and terminal growth rates, profit margins, and cost of capital. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

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
Restructuring – Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs as required by the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from any business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statements of operations in the period in which the liability is incurred. When estimating the fair value of restructuring activities, assumptions are applied, which can differ materially from actual results. This may require us to revise our initial estimates, which may materially affect our results of operations and financial position in the period the revision is made.
Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2020, December 31, 2019 and December 31, 2018, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. At the inception of a fair value or cash flow hedge, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 24 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
Revenue Recognition – Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. The transfer of control to the customer occurs at a point in time, usually upon satisfaction of the shipping terms within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect concurrent with revenue-producing activities (e.g., sales tax, value added tax, and other taxes) are excluded from revenue. Incentive payments to customers that directly relate to future business are recorded as a reduction of net revenues over the periods benefited.
Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 12 - Warranty Liability). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
We disaggregate revenues based on geographical location. See Note 16 - Segment Information for further information on disaggregated revenue.
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $31.7 million in 2020, $40.0 million in 2019, and $43.4 million in 2018.
Interest Expense and Extinguishment of Debt Costs – We record debt extinguishment costs separately from interest expense within other income in the consolidated statements of operations.
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
The Tax Act passed in December 2017 continues to have significant effects on our financial statements primarily through Treasury regulations, whether proposed or final, which continue to be issued in relation to specific provisions of the Tax Act. In accordance with Staff Accounting Bulletin No. 118 issued by the SEC in December 2017 immediately following the passage of the Tax Act, we made provisional estimates for certain direct and indirect effects of the Tax Act based on information available to us at that time. In the fourth quarter of 2018, we completed our accounting for the enactment-date income tax effects of the Tax Act and recorded adjustments as a component of income tax expense from continuing operations. The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. We have elected to account for the impact of GILTI in the period in which it is incurred.
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2020 or December 31, 2019.
We record interest and penalties on amounts due to tax authorities as a component of income tax expense (benefit) in the consolidated statements of operations.
Contingent Liabilities – Contingent liabilities arising from claims, assessments, litigation, fines, penalties, and other sources require significant judgment in determining the probability of loss and the amount of the potential loss. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators, and the estimated loss can change materially as individual claims develop. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S., which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. See Note 26 - Employee Retirement and Pension Benefits.
Recently Adopted Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate return. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. Refer to Note 23 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which adds, modifies, and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. We adopted this guidance as of December 31, 2020. The adoption did not have a material impact to our financial statements or related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the measurement of goodwill impairments, this ASU eliminates Step 2 from the goodwill impairment test, which required the calculation of the implied fair value of goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard in the first quarter of 2020 and the adoption did not have an impact on our consolidated financial statements.
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

We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.
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
The final goodwill of $23.5 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and the full amount is expected to be tax-deductible. The intangible assets include customer relationships and tradenames and will be amortized over a weighted average amortization period of eight years.
Acquisition-related costs are expensed as incurred and are included in SG&A expense in our accompanying consolidated statements of operations. We incurred acquisition-related costs of $0.4 million during the year ended December 31, 2019. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements will accrue to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of purchase price. In 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related cost totaling $7.1 million, which are included in SG&A expense in our accompanying consolidated statements of operations for the year ended December 31, 2019.
The purchase price allocation was considered complete as of March 28, 2020.

During 2018, we completed four acquisitions. The fair values of the assets and liabilities acquired in these acquisitions are summarized below:

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
Goodwill of $60.6 million, calculated as the excess of the purchase price over the fair value of net assets, represents operational efficiencies and sales synergies, and no amount is expected to be tax-deductible. The intangible assets include customer relationships, tradenames, patents, and software and will be amortized over a weighted average amortization period of 16 years. Acquisition-related costs of $8.1 million were expensed as incurred and are included in SG&A expense in our accompanying consolidated statements of operations for the year ended December 31, 2018. The purchase price allocation was considered complete for the Domoferm, A&L, ABS, and D&K acquisitions as of March 30, 2019.
The contingent consideration relating to the A&L acquisition was based on underlying business performance through June 2018 and was paid in the third quarter of 2018 in the amount of $3.7 million. The gain on previously held shares relates to the remeasurement of our existing 50% ownership interest to fair value for one of the recent acquisitions.
We evaluated the acquisitions quantitatively and qualitatively and determined them to be insignificant both individually and in the aggregate. Therefore, certain pro forma disclosures under ASC 805-10-50 have been omitted.
The results of the acquisitions are included in our consolidated financial statements from the date of their acquisition.
Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, primarily historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral. One window and door customer from our North America segment represents 15.4%, 14.6%, and 14.2% of net revenues in 2020, 2019, and 2018, respectively.
As of January 1, 2020, we adopted ASC 326 - Measurement of Credit Losses on Financial Instruments on a modified retrospective basis, which increased the allowance for doubtful accounts by $7.6 million on the date of adoption.

The following is a roll forward of our allowance for doubtful accounts as of December 31:

(amounts in thousands)	2020	2019	2018
Balance as of January 1,	$(5,967)	$(6,227)	$(4,468)
Acquisitions (Note 2)	—	(235)	(1,668)
Additions charged to expense	(649)	(961)	(2,769)
Additions related to adoption of 2016-09	(7,635)	—	—
Deductions	1,898	1,407	2,301
Currency translation	(581)	49	377
Balance at period end	$(12,934)	$(5,967)	$(6,227)
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	2020	2019
Raw materials	$382,698	$372,289
Work in process	35,712	38,432
Finished goods	93,818	94,357
Total inventories	$512,228	$505,078
Note 5. Property and Equipment, Net

(amounts in thousands)	2020	2019
Land improvements	$32,312	$34,211
Buildings	536,376	511,563
Machinery and equipment	1,508,979	1,423,809
Total depreciable assets	2,077,667	1,969,583
Accumulated depreciation	(1,349,423)	(1,252,092)
	728,244	717,491
Land	72,525	69,262
Construction in progress	71,816	77,622
Total property and equipment, net	$872,585	$864,375
The prior year figures in the table above have been revised to correct for errors associated with our accounting for retirements and disposal of the fair value adjustments of buildings, machinery and equipment, and accumulated depreciation associated with a 2006 acquisition in Europe. The effect of the errors was to understate the amounts previously reported for buildings by $9.3 million, machinery and equipment by $54.6 million, total depreciable assets by $63.9 million, and accumulated depreciation by $63.9 million.
In the fourth quarter of 2019, we placed in service a newly constructed plant and corresponding machinery and equipment located within our Australasia segment.
We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $2.0 million, $3.7 million, and $1.1 million during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
The effect on our carrying value of property and equipment due to currency translations for foreign assets was an increase of $27.1 million and a decrease of $2.0 million for the years ended December 31, 2020 and December 31, 2019, respectively.
Depreciation expense was recorded as follows:

(amounts in thousands)	2020	2019	2018
Cost of sales	$88,551	$84,449	$85,357
Selling, general and administrative	9,594	9,882	8,699
Total depreciation expense	$98,145	$94,331	$94,056
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2018	$223,562	$279,688	$82,692	$585,942
Acquisitions	26,553	—	—	26,553
Acquisition remeasurements	(1,535)	—	(1,248)	(2,783)
Sale of business unit	(1,343)	—	—	(1,343)
Currency translation	265	(5,776)	(358)	(5,869)
Balance as of December 31, 2019	$247,502	$273,912	$81,086	$602,500
Currency translation	148	29,485	7,734	37,367
Balance as of December 31, 2020	$247,650	$303,397	$88,820	$639,867
We have recorded impairments in prior periods related to the divestiture of certain operations. Cumulative impairments of goodwill totaled $1.6 million at December 31, 2018.
In accordance with current accounting guidance, we identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reportable units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We performed our annual impairment assessment during the beginning of the December fiscal month of 2020. The excess of the fair value of our reporting units over their respective carrying values for the three reporting units exceeded 20%. No impairment loss was recorded in 2020, 2019, or 2018.
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$155,006	$(68,186)	$86,820
Software	106,697	(26,801)	79,896
Trademarks and trade names	60,699	(9,821)	50,878
Patents, licenses and rights	48,759	(20,298)	28,461
Total amortizable intangibles	$371,161	$(125,106)	$246,055

	December 31, 2019
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,540	$(57,326)	$94,214
Software	92,821	(18,222)	74,599
Trademarks and trade names	58,088	(7,512)	50,576
Patents, licenses and rights	45,392	(14,454)	30,938
Total amortizable intangibles	$347,841	$(97,514)	$250,327
Through December 31, 2020, we have capitalized software costs of $76.4 million related to the application development stage of our global ERP system implementation, including $16.2 million during the year ended December 31, 2020 and

$31.8 million during the year ended December 31, 2019. In March 2020, we impaired $3.4 million of capitalized software within impairment and restructuring charges in the accompanying consolidated statements of operations due to delays in implementation of certain ERP modules and the uncertainty of its future. In the third quarter 2020, we reduced the estimated useful life of our initial ERP instance from 15 years to 10 years to align with our current plans for our future global ERP system. In the fourth quarter, we placed in service and began amortizing our current global ERP instance over its estimated useful life of 10 years. As of December 31, 2020, we have placed $68.7 million in service and are amortizing the cost of our global ERP system over its estimated useful life.
The effect on our carrying value of intangible assets due to currency translations for foreign assets was an increase of $9.2 million and a decrease of $1.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.
See Note 2 - Acquisitions for a discussion of our acquisitions and associated intangible assets.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

(amounts in thousands)	2020	2019	2018
Amortization expense	$28,541	$30,956	$22,208
Estimated future amortization expense:

(amounts in thousands)
2021	$32,501
2022	31,707
2023	30,005
2024	29,243
2025	27,775
Thereafter	94,824
$246,055
Note 8. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles and equipment.
Effective January 1, 2019, we adopted ASU No. 2016-02 “Leases” using the modified retrospective approach.
Lease ROU assets and liabilities at December 31 were as follows:

(amounts in thousands)	Balance Sheet Location	2020	2019
Assets:
Operating	Operating lease assets, net	$214,727	$202,053
Finance	Property and equipment, net (1)	5,791	4,045
Total lease assets		$220,518	$206,098
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$44,319	$45,254
Finance	Current maturities of long-term debt	1,740	1,280
Noncurrent:
Operating	Operating lease liability	177,491	164,026
Finance	Long-term debt	4,086	2,820
Total lease liability		$227,636	$213,380
(1)    Finance lease assets are recorded net of accumulated depreciation of $3.0 million and $1.5 million as of December 31, 2020 and December 31, 2019, respectively.
During the years ended December 31, 2020 and December 31, 2019, we obtained $55.5 million and $49.0 million in right-of-use assets, respectively, in exchange for operating lease liabilities, primarily relating to manufacturing equipment. We have revised the prior year right-of-use asset in exchange for operating lease liabilities amount to include all noncash operating lease activity. In December 2019, we entered into a 10 year operating lease for a replacement corporate airplane with an ROU asset of $11.7 million.
During the years ended December 31, 2020 and December 31, 2019, we obtained $3.3 million and $3.2 million in right-of-use assets, respectively, in exchange for finance lease liabilities.
The components of lease expense for the years ended December 31 were as follows:

(amounts in thousands)	2020	2019
Operating	$56,066	$54,535
Short term	12,803	11,543
Variable	4,989	3,806
Low value	1,714	1,738
Finance	193	90
Total lease costs	$75,765	$71,712

	2020	2019
Weighted average remaining lease terms (years):
Operating	6.6	6.7
Finance	3.8	3.7
Weighted average discount rate:
Operating	4.2%	4.7%
Finance	3.5%	4.4%

Future minimum lease payment obligations under operating and finance leases are as follows:

	December 31, 2020
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2021	$53,958	$1,950	$55,908
2022	47,133	1,529	48,662
2023	39,399	1,416	40,815
2024	30,854	1,107	31,961
2025	24,219	167	24,386
Thereafter	62,856	67	62,923
Total lease payments	258,419	6,236	264,655
Less: Interest	36,609	410	37,019
Present value of lease liability	$221,810	$5,826	$227,636
(1)    Operating lease payments include $8.4 million related to options to extend lease terms that are reasonably certain of being exercised.
Note 9. Investments
During the first quarter of 2018, we purchased the remaining outstanding shares of a 50% owned equity method investment and we recognized a gain of $20.8 million on the previously held shares. This investment is now eliminated in consolidation.

The results of operations for the equity method investment as of December 31, 2018 is summarized below:

(amounts in thousands)
Net sales	$91,234
Gross profit	18,261
Net income	1,752
Adjustment for profit (loss) in inventory	(138)
Net income attributable to Company	738
Sales to affiliates totaled $16.5 million, purchases from affiliates totaled $1.0 million, and no impairments were recorded in 2018.
Note 10. Accrued Payroll and Benefits

(amounts in thousands)	2020	2019
Accrued vacation	$49,902	$46,746
Accrued payroll and commissions	29,911	23,854
Accrued bonuses	28,100	11,101
Accrued payroll taxes	26,218	11,372
Other accrued benefits	8,052	8,633
Non-U.S. defined contributions and other accrued benefits	9,559	7,680
Total accrued payroll and benefits	$151,742	$109,386
Accrued payroll taxes relates to provisions included within the CARES Act for the deferral of payroll taxes. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Note 11. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2020	2019
Legal claims provision	$108,629	$79,332
Accrued sales and advertising rebates	87,030	67,250
Current portion of operating lease liability (Note 8)	44,319	45,254
Non-income related taxes	31,436	23,178
Current portion of warranty liability (Note 12)	21,766	21,054
Accrued freight	18,967	10,715
Accrued expenses	15,751	17,278
Deferred revenue	13,453	7,986
Current portion of accrued claim costs relating to self-insurance programs	11,882	12,312
Accrued income taxes payable	11,224	1,999
Current portion of derivative liability (Note 23)	9,778	4,068
Accrued interest payable	3,681	2,126
Current portion of restructuring accrual (Note 20)	1,373	6,051
Total accrued expenses and other current liabilities	$379,289	$298,603
The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 25 - Commitments and Contingencies.
The accrued sales and advertising rebates, accrued interest payable, accrued freight, and non-income related taxes can fluctuate significantly period-over-period due to timing of payments.
Note 12. Warranty Liability
Warranty terms vary from one year to lifetime on certain window and door components. Warranties are normally limited to servicing or replacing defective components for the original customer. Product defects arising within six months of sale are
22

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
An analysis of our warranty liability is as follows:

(amounts in thousands)	2020	2019	2018
Balance as of January 1	$49,716	$46,468	$46,256
Current period expense	23,906	20,853	21,822
Liabilities assumed due to acquisition	—	2,104	1,550
Experience adjustments	3,213	1,890	1,227
Payments	(25,113)	(21,818)	(23,410)
Currency translation	574	219	(977)
Balance at period end	52,296	49,716	46,468
Current portion	(21,766)	(21,054)	(20,529)
Long-term portion	$30,530	$28,662	$25,939
The most significant component of our warranty liability is in the North America segment, which totaled $45.6 million at December 31, 2020, after discounting future estimated cash flows at rates between 0.57% and 4.75%. Without discounting, the liability would have been higher by approximately $2.5 million.
Note 13. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2020	December 31, 2020	December 31, 2019
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$800,000
Term loans	1.06% - 2.15%	588,881	591,153
Finance leases and other financing arrangements	1.25% - 5.95%	113,174	108,613
Mortgage notes	1.65%	29,296	28,175
Installment notes for stock	—%	—	205
Total Debt		1,781,351	1,528,146
Unamortized debt issuance costs and original issue discounts		(13,309)	(10,774)
Current maturities of long-term debt		(66,702)	(65,846)
Long-term debt		$1,701,340	$1,451,526

Maturities by year, excluding unamortized debt issuance costs and original issue discounts:
2021	$66,702
2022	21,901
2023	58,103
2024	545,172
2025	660,985
Summaries of our significant changes to outstanding debt agreements as of December 31, 2020 are as follows:
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
Term Loans
U.S. Facility - In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility, which resulted in a principal balance of $440.0 million. These re-priced term loans were offered at par and bear interest at the further reduced rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This amendment also modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility.
In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150.0 million of our term loans. The caps became effective March 29, 2019 and expire December 31, 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At December 31, 2020, the outstanding principal balance, net of original issue discount, was $549.4 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 23-Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of AUD 50.0 million ($38.5 million) as of December 31, 2020.
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
Revolving Credit Facilities
ABL Facility - In December 2019, we amended the ABL facility, a $400 million asset-based loan revolving credit facility maturing in December 2022, which did not have a financial impact. This facility bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of defaults and remedies.
In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding of our seasonal working capital cash requirements given the significant impact of the COVID-19 pandemic on global financial markets and economies. In May 2020, we utilized a portion of the proceeds received from our issuance of the $250.0 million of Senior Secured Notes to repay the outstanding balance on our ABL Facility. In the fourth quarter of 2020, we began to include the accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our availability, which expanded our borrowing base. As of December 31, 2020, we had no outstanding borrowings, $38.5 million in letters of credit and $346.0 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less. In

May 2020, we amended this facility to relax certain financial covenants and provide for a supplemental AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%, and maturing on June 30, 2021. The facility may be used only if and when the AUD 35.0 million interchangeable facility is fully utilized. As of December 31, 2020, we had AUD 30.0 million ($23.1 million) available under this facility. In addition, the AUD 35.0 million interchangeable facility was renewed with relaxed financial maintenance covenants to at least June 30, 2021 and its line fee increased to 0.70%, compared to a line fee of 0.50% under the previous amendment. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of December 31, 2020, we had AUD 21.6 million ($16.6 million) available under this facility.
At December 31, 2020, we had combined borrowing availability of $385.7 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At December 31, 2020, we had DKK 177.4 million ( $29.3 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At December 31, 2020, we had $113.2 million outstanding in this category, with maturities ranging from 2021 to 2028.
As of December 31, 2020, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 14. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2020	2019
Warranty liability (Note 12)	$30,530	$28,662
Uncertain tax positions (Note 15)	21,764	20,234
Workers' compensation claims accrual	16,856	14,604
Accrued payroll taxes	10,427	—
Environmental contingencies (Note 25)	8,300	—
Other liabilities	2,590	3,190
Long term derivative liability (Note 23)	897	—
Restructuring accrual (Note 20)	4	992
Total deferred credits and other liabilities	$91,368	$67,682
Accrued payroll taxes relates to provisions included within the CARES Act for the deferral of payroll taxes. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Note 15. Income Taxes
Income (loss) before taxes, equity earnings is comprised of the following for the years ended December 31:

(amounts in thousands)	2020	2019	2018
Domestic (loss) income	$(8,791)	$(784)	$192
Foreign income	125,466	120,829	130,919
Total income before taxes, equity earnings	$116,675	$120,045	$131,111
Our foreign income is primarily driven by our subsidiaries in Australia, Canada, Germany, and the U.K. The statutory tax rates are 30%, 27%, 29%, and 19%, respectively.
Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2020	2019	2018
Federal	$3,053	$5,037	$(9,760)
State	756	935	764
Foreign	30,343	29,264	34,742
Current taxes	34,152	35,236	25,746

Federal	(8,134)	11,771	(24,445)
State	68	6,620	(12,760)
Foreign	(997)	3,447	1,401
Deferred taxes	(9,063)	21,838	(35,804)
Total provision (benefit) for income taxes	$25,089	$57,074	$(10,058)
On December 22, 2017, the Tax Act was enacted in the U.S. The specific provisions of the Tax Act had both direct and indirect impacts on our 2017 and 2018 results and continue to materially affect our financial results as regulations continue to be finalized.
As of December 31, 2018, we completed our accounting for the income tax effects of the Tax Act as of the enactment date. As further discussed below, we recognized a tax benefit of $40.2 million in 2018 which effectively reduced the net charges recorded at December 31, 2017. These adjustments were accounted for as a component of income tax expense from continuing operations. The specific adjustments recorded were (i) an increase to the tax expense recorded related to the revaluation of our net deferred tax assets from $21.1 million to $55.3 million resulting in an additional charge to 2018 earnings of $34.2 million, (ii) a reduction of the estimate of the one-time deemed repatriation tax from $11.3 million to zero resulting in a tax benefit recorded in 2018 earnings of $11.3 million, and (iii) a reduction of the additional tax expense recorded related to the premised repatriation of funds from foreign subsidiaries from $65.8 million to $2.7 million resulting in a tax benefit recorded in 2018 earnings of $63.1 million.
The Tax Act subjects a U.S. shareholder to current U.S. tax on GILTI earned by certain foreign subsidiaries. GILTI had a material effect on our effective tax rate in 2020, 2019, and 2018 and will likely continue to have such an effect in future periods. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred. During 2020, the US Treasury issued final regulations governing the treatment of GILTI under IRC§ 951A. Included in these final regulations was a provision to allow taxpayers to make an annual election to exclude certain foreign income which is subject to a threshold level of tax in their respective foreign jurisdiction from US tax as GILTI (the High Tax Exclusion or “HTE election”). While this HTE election had been outlined in the proposed regulations issued in 2019, the final regulations allowed the election to be applied retroactively to tax years 2018 and 2019. By making this election as well as finalizing other related planning steps, we were able to effectively restore certain tax attributes recorded as deferred tax assets consisting primarily of U.S. net operating losses originally impacted by GILTI resulting in net tax benefit of $10.8 million.
The CARES Act, among other things, increased the limitation on the deductibility of business interest to 50% of "adjusted taxable income" for taxable years beginning after December 31, 2018 and before January 1, 2021 and allows taxpayers to elect to compute the limitation on business interest expense for 2020 by using its "adjusted taxable income" from 2019. The CARES Act also suspends the 80% limitation on the deduction of net operating losses for taxable years beginning before January 1, 2021 and enables taxpayers to carry back net operating losses generated in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five preceding taxable years. The CARES Act also contains provisions relating to refundable payroll tax credits, deferment of employer side social security payments, alternative minimum tax credit refunds, and technical corrections, among others. We have considered the impacts of these provisions with respect to certain deferrals of tax and other payments, as well as the enhanced depreciation provisions for qualified improvement property and certain elections relating to interest expense limitations.
The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2020, were the net increases in deferred tax assets related to the HTE election explained above. The significant components of deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2019, were increases to the valuation allowances for deferred tax assets, primarily in the U.S. The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2018, were the adjustments related to the provisional amounts of the income tax effects of the Tax Act and the additional release of valuation allowances, primarily in the U.S.

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2020		2019		2018
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$24,502	21.0	$25,209	21.0	$27,515	21.0
State income tax, net of federal benefit	(444)	(0.4)	3,180	2.6	(1,207)	(0.9)
Foreign source dividends and deemed inclusions	11,170	9.6	10,797	9.0	16,295	12.4
Valuation allowance	(17,489)	(15.0)	10,144	8.4	(85,876)	(65.5)
Nondeductible expenses	1,653	1.4	1,276	1.1	1,097	0.8
Acquisition of ABS	—	—	—	—	(10,189)	(7.8)
Equity based compensation	2,185	1.9	2,526	2.1	54	—
Foreign tax rate differential	1,613	1.4	1,964	1.6	3,557	2.7
Tax rate differences and credits	26,001	22.3	(1,867)	(1.5)	96,231	73.4
Uncertain tax positions	(2,685)	(2.3)	1,604	1.3	5,443	4.2
Termination of hedge accounting	—	—	4,533	3.8	—	—
U.S. Tax Reform	(21,797)	(18.7)	—	—	(62,836)	(47.9)
Disposition of subsidiary	—	—	(2,384)	(2.0)	—	—
Other	380	0.3	92	0.1	(142)	(0.1)
Effective rate for continuing operations	$25,089	21.5%	$57,074	47.5%	$(10,058)	(7.7)%
In 2020, we recorded tax benefit of $10.8 million related to the HTE election and related planning. Specifically, this benefit consisted of 1) benefits directly related to the HTE election of $21.8 million disclosed as U.S. Tax Reform above, 2) reduction of the U.S. valuation allowance in the amount of $20.1 million disclosed as a component of the Valuation Allowance line above, partially offset by 3) tax expense related to a reduction in U.S. foreign tax credit carryforwards totaling $28.0 million, and 4) additional state tax expense related to the adjustments above totaling $3.1 million.
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
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2020	2019
Net operating loss and tax credit carryforwards	$180,203	$199,889
Operating lease liabilities	58,405	54,448
Employee benefits and compensation	53,135	47,760
Accrued liabilities and other	52,057	38,494
Inventory	6,855	5,842
Investments and marketable securities	2,392	2,768
Allowance for doubtful accounts and notes receivable	3,887	1,641
Gross deferred tax assets	356,934	350,842
Valuation allowance	(51,847)	(67,664)
Deferred tax assets	305,087	283,178
Depreciation and amortization	(56,844)	(55,994)
Operating lease assets	(56,370)	(52,635)

Deferred tax liabilities	(113,214)	(108,629)
Net deferred tax assets	$191,873	$174,549
Balance sheet presentation:
Long-term assets	$199,194	$183,837
Long-term liabilities	(7,321)	(9,288)
Net deferred tax assets	$191,873	$174,549
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
Our valuation allowance was $51.8 million as of December 31, 2020, which represents a decrease of $15.8 million from December 31, 2019 and was allocated to continuing operations. The decrease in the valuation allowance primarily relates to a decrease of $20.1 million for U.S. foreign tax credits, partially offset by an increase of $1.1 million for state net operating losses ("NOL") and credits due to the impact of forecasted taxable income in the carry-forward period, an increase of $1.5 million for changes in current year earnings for certain other subsidiaries, and foreign exchange.
Our valuation allowance was $67.7 million as of December 31, 2019, which represents an increase of $10.1 million from December 31, 2018 and was allocated to continuing operations. The increase in the valuation allowance primarily relates to an increase of $3.9 million due to expiring foreign tax credits, an increase of $3.6 million for state net operating losses ("NOL") and credits due to the impact of forecasted taxable income in the carry-forward period, an increase of $1.8 million for our Chilean subsidiary, and other changes to existing valuation allowances totaling approximately $0.8 million for changes in current year earnings for certain other subsidiaries and foreign exchange.
The following is the activity in our valuation allowance:

(amounts in thousands)	2020	2019	2018
Balance as of January 1,	$(67,664)	$(57,571)	$(144,701)
Valuation allowances established	—	(2,001)	(260)
Changes to existing valuation allowances	(2,622)	(8,043)	85,828
Release of valuation allowances	20,111	—	—
Currency translation	(1,672)	(49)	1,562
Balance as of December 31,	$(51,847)	$(67,664)	$(57,571)

Loss Carryforwards – We reduced our income tax payments by utilizing NOL carryforwards of $97.7 million in 2020, $208.0 million in 2019 and $163.7 million in 2018. The 2020 utilization is offset by the restoration of certain NOL’s totaling approximately $203.4 million primarily as a result of the HTE election and related planning as outlined above and differences arising from tax return filings. At December 31, 2020, our federal, state and foreign NOL carryforwards totaled $1,428.9 million, of which $94.1 million does not expire and the remainder expires as follows:

(amounts in thousands)
2021	$15,323
2022	16,079
2023	29,905
2024	60,070
Thereafter	1,213,430
Total loss carryforwards	$1,334,807
We utilized approximately $146.2 million of NOL carryforwards in the U.S. in 2018; however, the deferred tax asset related to these NOLs actually increased due to the restoration of certain loss carryforwards upon the finalization of the accounting for effects of the Tax Act. At December 31, 2020, our capital loss carryforwards totaled $22.4 million, which are all foreign and do not expire.
Section 382 Net Operating Loss Limitation – On November 20, 2017 and October 3, 2011, we had a change in ownership pursuant to Section 382 of the Code. Under this provision of the Code, the utilization of any of our NOL or tax credit carryforwards, incurred prior to the date of ownership change, may be limited. Analyses of the respective limits for each ownership change indicated no reason to believe the annual limitation would impair our ability to utilize our NOL carryforward or net tax credit carryforwards as provided. We have concluded the limitation under Section 382 should not prevent us from fully utilizing these historical NOLs.
Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & E credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	TOTAL
2021	$—	$194	$—	$—	$24	$—	$218
2022	—	173	1,061	—	11	—	1,245
2023	—	14	5,735	—	1,687	—	7,436
2024	—	147	3,514	—	87	—	3,748
2025	—	164	4,863	—	4	—	5,031
Thereafter	68	11,277	3,108	7,326	66	102	21,947
	$68	$11,969	$18,281	$7,326	$1,879	$102	$39,625
Earnings of Foreign Subsidiaries – Historically, we have not provided for U.S. tax impacts of any unremitted earnings of its foreign subsidiaries. The Tax Act made significant changes to the taxation of undistributed foreign earnings, including that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time deemed repatriation tax in 2017. In its final analysis of the effects of the Tax Act, the Company provided for U.S. income taxes on approximately $121.0 million of earnings of our foreign subsidiaries deemed to be repatriated.
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
The Company routinely evaluates its indefinite reversal assertion on the outside basis difference in non-U.S. subsidiaries that allows the nonrecognition of associated deferred taxes. As of December 31, 2020, the Company has not recorded deferred tax liabilities or assets for the outside basis difference in any foreign subsidiary. We have concluded that a majority of the unremitted earnings of our foreign subsidiaries are indefinitely reinvested, with certain minor exceptions that do not have an associated tax cost. We hold a combined book-over-tax outside basis difference of $449.4 million in our investment in foreign subsidiaries and may incur up to $22.0 million of local country income and withholding taxes in case of distribution of unremitted earnings.
Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The amount of retained earnings at December 31, 2020 and 2019 for our Estonia subsidiary, which, if distributed, would be subject to this tax was $74.8 million and $69.2 million, respectively. The amount of retained earnings at December 31, 2020 and 2019 for our Latvian subsidiary which, if distributed, would be subject to a 20% corporate income tax rate is $24.3 million and $21.4 million, respectively.
Tax Payments and Balances – We made tax payments of $26.8 million in 2020, $32.1 million in 2019, and $49.7 million in 2018 primarily for foreign liabilities. We received tax refunds of $6.4 million in 2020, $5.6 million in 2019, and $3.3 million in 2018 and the primary jurisdictions for which refunds were received in the current year are Australia, Austria, and the U.S. We recorded global receivables for refunds of $4.1 million at December 31, 2020 and $9.0 million at December 31, 2019, which is included in other current assets on the accompanying consolidated balance sheets. We recorded foreign payables for taxes of $11.2 million at December 31, 2020 and $2.0 million at December 31, 2019, which is included in accrued income taxes payable in the accompanying consolidated balance sheets. We do not have any non-current taxes receivable or payable as of December 31, 2020.
Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2020	2019	2018
Balance as of January 1,	$16,205	$15,500	$12,616
Increase for tax positions taken during the prior period	1,105	1,383	3,397
Decrease for settlements with taxing authorities	(34)	(426)	(157)
(Decrease) increase for tax positions taken during the current period	—	(38)	300
Decrease due to statute expiration	(1,569)	—	—
Other decreases	—	—	(92)
Currency translation	1,288	(214)	(564)
Balance at period end - unrecognized tax benefit	16,995	16,205	15,500
Accrued interest and penalties	5,567	5,671	3,677
	$22,562	$21,876	$19,177
The prior period information in the table above has been reclassified to conform with current period presentation.
Unrecognized tax benefits were $17.0 million, $16.2 million, and $15.5 million at December 31, 2020, 2019, and 2018, respectively. The changes during the current period relate to the establishment of an uncertain tax positions for accounting method changes and currency translation during the period, offset by the release due to the expiration of applicable statutes of limitation. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.
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

Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018, are $14.5 million, $13.8 million, and $14.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.
We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2015 and forward. In the U.S., we are open to examination at the federal level for tax years 2013 and forward and at state and local jurisdictions for tax years 2015 and forward. We are under examination in Austria, the Czech Republic, Denmark, Germany, Hong Kong, Hungary, Indonesia, Latvia, Switzerland, and the United Kingdom for tax years 2011 through 2017, and generally remain open to examination for other non-US jurisdictions for tax years 2015 forward.
Note 16. Segment Information
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2020
Total net revenues	$2,529,960	$1,189,974	$529,882	$4,249,816	$—	$4,249,816
Intersegment net revenues	(967)	(2,197)	(10,975)	(14,139)	—	(14,139)
Net revenues from external customers	$2,528,993	$1,187,777	$518,907	$4,235,677	$—	$4,235,677
Depreciation and amortization	$77,361	$29,712	$19,341	$126,414	$8,209	$134,623
Impairment and restructuring charges	3,164	3,682	320	7,166	3,303	10,469
Adjusted EBITDA	315,952	136,363	62,449	514,764	(68,350)	446,414
Capital expenditures	34,815	32,353	10,207	77,375	19,521	96,896
Segment assets	$1,498,778	$1,152,251	$598,411	$3,249,440	$715,245	$3,964,685
Year Ended December 31, 2019
Total net revenues	$2,535,810	$1,178,589	$585,341	$4,299,740	$—	$4,299,740
Intersegment net revenues	(1,474)	(148)	(8,357)	(9,979)	—	(9,979)
Net revenues from external customers	$2,534,336	$1,178,441	$576,984	$4,289,761	$—	$4,289,761
Depreciation and amortization	$81,905	$28,944	$17,787	$128,636	$5,333	$133,969
Impairment and restructuring charges	7,301	6,182	7,111	20,594	957	21,551
Adjusted EBITDA	267,335	116,193	74,484	458,012	(42,974)	415,038
Capital expenditures	46,799	23,611	32,619	103,029	33,163	136,192
Segment assets	$1,530,135	$974,076	$510,845	$3,015,056	$366,276	$3,381,332
Year Ended December 31, 2018
Total net revenues	$2,462,914	$1,216,204	$681,160	$4,360,278	$—	$4,360,278
Intersegment net revenues	(1,281)	(905)	(11,245)	(13,431)	—	(13,431)
Net revenues from external customers	$2,461,633	$1,215,299	$669,915	$4,346,847	$—	$4,346,847
Depreciation and amortization	$71,945	$31,132	$17,730	$120,807	$4,293	$125,100
Impairment and restructuring charges	4,933	6,111	7,170	18,214	(886)	17,328
Adjusted EBITDA	279,526	122,810	90,885	493,221	(34,003)	459,218
Capital expenditures	57,805	25,369	12,146	95,320	23,380	118,700
Segment assets	$1,355,101	$898,901	$482,493	$2,736,495	$311,030	$3,047,525

Reconciliations of net income to Adjusted EBITDA are as follows:

	Year Ended
(amounts in thousands)	2020	2019	2018
Net income	$91,586	$62,971	$141,907
Equity earnings of non-consolidated entities	—	—	(738)
Income tax expense (benefit)	25,089	57,074	(10,058)
Depreciation and amortization	134,623	133,969	125,100
Interest expense, net	74,800	71,778	70,818
Impairment and restructuring charges(1)	10,732	22,748	17,328
Gain on previously held shares of equity investment	—	—	(20,767)
(Gain) loss on sale of property and equipment	(4,153)	1,745	144
Share-based compensation expense	16,399	13,315	15,052
Non-cash foreign exchange transaction/translation loss (income)	12,904	3,438	(1,267)
Other items (2)	84,282	47,266	117,546
Costs relating to debt restructuring and debt refinancing	170	—	294
Other non-cash items (3)	(18)	734	3,859
Adjusted EBITDA	$446,414	$415,038	$459,218
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying audited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in our accompanying audited consolidated statements of operations $263, $1,197, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 20 - Impairment and Restructuring Charges in our financial statements.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the year ended December 31, 2020 (1) $67,130 in legal costs and accruals and professional expenses relating primarily to litigation, (2) $7,467 in expenses related to environmental matters, (3) $6,724 in facility closure, consolidation, and startup costs, (4) $1,235 one-time lease termination charges, and (5) $1,142 of realized losses on hedges of intercompany notes; (ii) in the year ended December 31, 2019, (1) $19,147 in facility closure, consolidation, and startup costs, (2) $14,963 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $12,860 in legal costs and professional expenses relating primarily to litigation, (4) ($3,053) of realized gains on hedges of intercompany notes, (5) $1,893 in miscellaneous costs, (6) $731 in equity compensation to employees in our Australasia region, and (7) $725 in costs related to departure of former executives; (iii) in the year ended December 31, 2018, (1) $76,500 in litigation contingency accruals, (2) $26,529 in legal costs and professional expenses relating primarily to litigation, (3) $10,324 in acquisition and integration costs, (4) ($5,396) of realized gains on hedges of intercompany notes, (5) $3,856 in costs related to the departure of former executives, (6) $2,901 in entity consolidation and reorganization costs, (7) $2,347 in miscellaneous costs, and (8) $485 in stock compensation payroll taxes.
(3)Other non-cash items include $734 and $3,740 for inventory adjustments in the years ended December 31, 2019 and December 31, 2018, respectively.
The prior period information has been reclassified to conform with current period presentation.
Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2020	2019	2018
Net revenues by location of external customer
Canada	$188,041	$187,095	$201,134
U.S.	2,322,079	2,327,186	2,228,748
South America (including Mexico)	22,323	29,637	34,422
Europe	1,212,810	1,195,207	1,239,732
Australia	485,852	544,140	634,976
Africa and other	4,572	6,496	7,835
Total	$4,235,677	$4,289,761	$4,346,847
Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment used in continuing operations is as follows for the years ended December 31,:

(amounts in thousands)	2020	2019	2018
U.S.	$469,092	$485,278	$459,506
Other	27,722	28,096	24,911
North America	496,814	513,374	484,417

Europe	203,424	181,390	181,038

Australia	118,778	115,335	113,922
Other	32,944	28,786	10,297
Australasia	151,722	144,121	124,219

Corporate (U.S.)	20,625	25,490	53,729
Total property and equipment, net	$872,585	$864,375	$843,403
Note 17. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2020 and December 31, 2019 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
In April 2018, our Board of Directors authorized the repurchase of up to $250.0 million of our Common Stock through December 2019.
On November 4, 2019, the Board of Directors authorized an increase to the remaining authorization under the share repurchase program to a total of $175.0 million with no expiration date. As of December 31, 2020, $170.0 million was remaining under the repurchase authorization.
During the year ended December 31, 2020, December 31, 2019, and December 31, 2018, we repurchased 265,589, 1,192,419, and 5,287,964 shares of our Common Stock, respectively, at an average price per share of $18.83, $16.77, and $23.64, respectively.
Note 18. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	2020	2019	2018
Weighted average outstanding shares of Common Stock basic	100,633,392	100,618,105	104,530,572
Restricted stock units, performance share units, and options to purchase Common Stock	1,048,589	846,220	1,830,085
Weighted average outstanding shares of Common Stock diluted	101,681,981	101,464,325	106,360,657

The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	2020	2019	2018
Common Stock options	1,721,921	1,657,437	1,019,930
Restricted stock units	367,461	50,113	87,720
Performance share units	249,084	9,704	84,809
Note 19. Stock Compensation
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
In connection with our IPO, the Board adopted, and our shareholders approved, the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, (the “Omnibus Equity Plan”). Under the Omnibus Equity Plan, equity awards may be made in respect of 7,500,000 shares of our Common Stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).
Share-based compensation expense included in SG&A expenses totaled $16.4 million, $13.3 million, and $15.1 million in 2020, 2019, and 2018, respectively. There were no material related tax benefits for the years ended December 31, 2020, December 31, 2019, and December 31, 2018. As of December 31, 2020, there was $24.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.
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
Key assumptions used in the valuation models were as follows for the years ended December 31:

	2020	2019	2018
Expected volatility	37.52% - 37.66%	37.90% - 40.02%	34.81% -39.68%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$9.45	$8.32	$12.98
Risk free rate	1.39% - 1.44%	1.79% - 2.50%	2.04% - 2.96%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2018	4,926,668	$14.56
Granted	838,912	32.16
Exercised	(1,548,484)	13.79
Forfeited	(884,391)	18.80
Balance as of December 31, 2018	3,332,705	$18.22
Granted	443,170	20.94
Exercised	(641,706)	10.56
Forfeited	(301,370)	26.07
Balance as of December 31, 2019	2,832,799	$19.55
Granted	407,607	24.30
Exercised	(335,553)	12.27
Forfeited	(273,022)	27.53
Balance as of December 31, 2020	2,631,831	$20.41	$16.5	5.6

Exercisable as of December 31, 2020	1,781,797	$18.47	$14.7	4.3
RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally 1 to 5 years from issuance. Once vested, the recipient will receive one share of Common Stock for each restricted stock unit. The grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method. In February 2018, we granted 314,267 RSUs to our then Chairman of the Board and interim CEO which vested daily through the first anniversary of the date of grant, subject to continuous employment. On June 30, 2018, 208,364 RSUs were forfeited at the end of his interim service.
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2018	562,368	$27.51
Granted	766,927	29.14
Vested	(124,560)	25.21
Forfeited	(530,867)	29.69
Balance as of December 31, 2018	673,868	$28.07
Granted	952,801	20.07
Vested	(232,666)	30.08
Forfeited	(154,498)	23.38
Balance as of December 31, 2019	1,239,505	$22.13
Granted	865,091	19.62
Vested	(138,245)	26.22
Forfeited	(179,554)	23.63
Balance as of December 31, 2020	1,786,797	$21.43

PSUs – In 2018, 2019, and 2020, we issued PSUs pursuant to the Omnibus Equity Plan. The PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
The number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three year performance period as compared to the TSR of the Russell 3000 index. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2018	—	$—
Granted	193,763	31.60
Forfeited	(19,093)	33.31
Balance as of December 31, 2018	174,670	$31.41
Granted	401,935	22.21
Forfeited	(65,832)	25.24
Balance as of December 31, 2019	510,773	$24.97
Granted	311,275	25.50
Forfeited	(77,585)	25.96
Balance as of December 31, 2020	744,463	$25.09

Note 20. Impairment and Restructuring Charges
During 2020, 2019, and 2018, we engaged in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure, and costs associated with plant consolidations and closures.
Asset impairment charges were recorded in addition to our restructuring costs. In the year ended December 31, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. In the year ended December 31, 2019, impairment charges were primarily related to ROU assets and property and equipment held by operations impacted by restructuring. During 2018, lease costs were recorded within other exit costs in the tales below in accordance with effective restructuring and leasing guidance during the time period.

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2020
Severance costs	$2,057	$2,503	$564	$(10)	$5,114
Other exit costs	(1)	235	(370)	(46)	(182)
Total restructuring costs	2,056	2,738	194	(56)	4,932
Impairments	1,108	944	126	3,359	5,537
Total impairment and restructuring charges	$3,164	$3,682	$320	$3,303	$10,469
Year Ended December 31, 2019
Severance costs	$3,595	$5,391	$3,542	$1,012	$13,540
Other exit costs	(220)	634	1,027	(55)	1,386
Total restructuring costs	3,375	6,025	4,569	957	14,926
Impairments	3,926	157	2,542	—	6,625
Total impairment and restructuring charges	$7,301	$6,182	$7,111	$957	$21,551
Year Ended December 31, 2018
Severance costs	$2,779	$5,877	$2,884	$226	$11,766
Other exit costs	1,460	256	4,286	(1,670)	4,332
Total restructuring costs	4,239	6,133	7,170	(1,444)	16,098
Impairments	694	(22)	—	558	1,230
Total impairment and restructuring charges	$4,933	$6,111	$7,170	$(886)	$17,328
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
December 31, 2020
Severance costs	$5,314	$5,114	$(9,096)	$1,332
Other exit costs	1,729	(182)	(1,502)	45
Total	$7,043	$4,932	$(10,598)	$1,377
December 31, 2019
Severance costs	$5,352	$13,540	$(13,578)	$5,314
Other exit costs	3,287	1,386	(2,944)	1,729
Total	$8,639	$14,926	$(16,522)	$7,043
December 31, 2018
Severance costs	$7,232	$11,766	$(13,646)	$5,352
Other exit costs	3,807	4,332	(4,852)	3,287
Total	$11,039	$16,098	$(18,498)	$8,639
Further detail regarding restructuring accruals is disclosed within Note 11- Accrued Expenses and Other Current Liabilities and Note 14 - Deferred Credits and Other Liabilities.

Note 21. Interest Expense
Interest expense is net of capitalized interest. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $1.0 million, $2.5 million, and $1.8 million in 2020, 2019, and 2018, respectively. We made interest payments of $71.7 million, $71.2 million, and $68.9 million in 2020, 2019 and 2018, respectively. Interest expense also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.
Note 22. Other Income
The table below summarizes the amounts included in other income in the accompanying consolidated statements of operations:

(amounts in thousands)	2020	2019	2018
Foreign currency losses (gains)	$11,858	$(7,361)	$(11,258)
Governmental pandemic assistance reimbursement	(7,377)	—	—
(Gain) loss on sale of business units, property, and equipment	(4,122)	(1,506)	556
Pension expense	1,646	10,738	6,975
Insurance reimbursement	(1,388)	—	—
Other items	(3,369)	(2,033)	(2,852)
Legal settlement income	—	(1,247)	(7,541)
Gain on previously held shares of an equity investment	—	—	(20,767)
Total other income	$(2,752)	$(1,409)	$(34,887)
Governmental pandemic assistance reimbursement for the year ended December 31, 2020 primarily consisted of cash received from governmental pandemic assistance programs within our North America and Europe segments as a result of COVID-19.
The gain on previously held shares of an equity investment relates to an equity method investment that was remeasured on the date we acquired the company in 2018.
The prior period information has been reclassified to conform to current period presentation.
Note 23. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $96.6 million. We have foreign currency derivative contracts, with a total notional amount of $23.7 million, to hedge the effects of translation gains and losses on intercompany loans and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $55.7 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market losses of $5.4 million in the year ended December 31, 2020, losses of $9.8 million in the year ended December 31, 2019, and gains of $7.8 million in the year ended December 31, 2018.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and will effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.

No portion of these interest rate contracts were deemed ineffective during the year ended December 31, 2020. We recorded a cumulative pre-tax mark-to-market loss of $2.3 million, offset by a cumulative tax benefit of $0.6 million in consolidated other comprehensive income during the year ended December 31, 2020. We reclassified $0.5 million previously recorded in other comprehensive income to interest expense and $0.1 million as a benefit to income tax expense, resulting in a $0.4 million decrease in net income during the year ended December 31, 2020, respectively.
As of December 31, 2020, approximately $1.0 million is expected to be reclassified to interest expense over the next 12 months.
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
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month U.S.-dollar LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, were effective as of March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the year ended December 31, 2020 and December 31, 2019.
In conjunction with the December 2017 refinancing of the Term Loan Facility, we terminated all of the interest rate swaps which had outstanding notional amounts aggregating to $914.3 million and recorded a loss on termination of $3.6 million in consolidated other comprehensive income (loss), which was being amortized as interest expense over the pre-termination life of the interest rate swaps. As of December 31, 2019, the loss on termination was fully amortized. The unamortized, pre-tax balance of this loss recorded in consolidated comprehensive income (loss) was $1.3 million at December 31, 2018. We recorded interest expense deriving from the amortization of the loss on termination of interest rate swaps of $1.3 million and $2.1 million during the year ended December 31, 2019 and 2018, respectively.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$542	$1,372
Interest rate cap contracts	Other assets	$—	$6

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$955	$—
Interest rate contracts	Deferred credits and other liabilities	$897	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8,823	$4,068
Note 24. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$380,236	$380,236	$—	$380,236	$—	$—
Derivative assets, recorded in other current assets	542	542	—	542	—	—
Pension plan assets:
Cash and short-term investments	8,157	8,157	—	8,157	—	—
U.S. Government and agency obligations	25,629	25,629	25,629	—	—	—
Corporate and foreign bonds	118,458	118,458	—	118,458	—	—
Equity securities	33,099	33,099	33,099	—	—	—
Mutual funds	78,810	78,810	—	78,810	—	—
Common and collective funds	144,171	144,171	—	—	—	144,171
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,781,351	$1,834,057	$—	$1,834,057	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	9,778	9,778	—	9,778	—	—
Derivative liabilities, recorded in deferred credits and other liabilities	897	897	—	897	—

	December 31, 2019
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$—	$—	$—	$—	$—	$—
Derivative assets, recorded in other current assets	1,372	1,372	—	1,372	—	—
Derivative assets, recorded in other assets	6	6	—	6	—	—
Pension plan assets:
Cash and short-term investments	8,787	8,787	—	8,787	—	—
U.S. Government and agency obligations	25,206	25,206	25,206	—	—	—
Corporate and foreign bonds	104,430	104,430	—	104,430	—	—
Equity securities	28,249	28,249	28,249	—	—	—
Mutual funds	70,230	70,230	—	70,230	—	—
Common and collective funds	132,600	132,600	—	—	—	132,600
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,528,146	$1,554,425	$—	$1,554,425	$—	$—
Derivative liabilities, recorded in accrued expenses and other current assets	4,068	4,068	—	4,068	—	—
(1)Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds, which are valued using the NAV provided by the administrator of the funds. Redemption of these funds is not subject to restriction.
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 23- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of December 31, 2020 or December 31, 2019.

Note 25. Commitments and Contingencies
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
Other than the matters described below, as of December 31, 2020, there are no current proceedings or litigation matters involving the Company or its property that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On March 13, 2019, the presiding judge entered an Amended Final Judgment Order in the Original Action, awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of CMI, subject to appeal. The judgment also conditionally awarded damages in the event the judgment was overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order was overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims were overturned on appeal.
On April 12, 2019, the plaintiffs filed a petition requesting an award of their fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs in connection with the Original Action. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019 (the “Pricing Action”). We also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order and going forward through the end of the parties’ current supply agreement (the “Future Pricing Action”). We opposed that request for further relief.
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit Court of Appeals (the “Fourth Circuit”) on May 29, 2020. On February 18, 2021, the Fourth Circuit issued its decision on appeal in the Original Action, affirming the Amended Final Judgment Order in part and vacating and remanding in part. The Fourth Circuit vacated the Eastern District of Virginia’s alternative $139.4 million lost-profits award, holding that award was premature because Steves has not suffered the purported injury on which its claim for future lost profits rests. The Fourth Circuit also vacated the Eastern District of Virginia’s judgment for Sam Steves, Edward Steves, and John Pierce on JELD-WEN’s trade secrets claims, which will allow JELD-WEN to continue pursuing the Texas Trade Secrets Theft Action. The Fourth Circuit affirmed the Eastern District of Virginia’s finding of antitrust injury and its award of $36.5 million in past antitrust damages, which continues to accrue post-judgment interest. It also affirmed the Eastern District of Virginia’s divestiture order, while clarifying that JELD-WEN retains the right to challenge the terms of any divestiture, including whether a sale to any particular buyer will serve the public interest, and made clear that the Eastern District of Virginia may need to revisit its divestiture order if the special master cannot locate a satisfactory buyer.
We continue to believe that Steves’ claims lack merit and Steves is not entitled to the extraordinary remedy of divestiture of CMI. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses and that the judgment in accordance with the verdict was improper for several reasons under applicable law, and we intend to pursue appellate remedies available to us. It is not possible to estimate the impact of any final divestiture order if ultimately upheld, or whether such an order would have a material adverse effect on our financial position, operating results, or cash flows.
During the pendency of the Original Action, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the Eastern District of Virginia alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction and the parties settled the issues underlying the preliminary injunction on April 30, 2020 and reserved the right to appeal the ruling in the Fourth Circuit Court of Appeals. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that ends on September 10, 2021. This settlement had no effect on the Original Action between the parties except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action will apply to the amended supply agreement during the pendency of the appeal of the Original Action, nor does this settlement have any effect on the Steves Texas Trade Secret Theft Action, which remains on appeal in the Fourth Circuit. We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities.  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. The Company believes the claims lack merit and intends to vigorously defend against the action. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020, which was denied on October 26, 2020. Discovery is ongoing, and trial in this matter is currently set for July 12, 2021.
In re Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and other similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits were consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits allege that Masonite and JELD-WEN violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The complaints sought ordinary and treble damages, declaratory relief, interest, costs, and attorneys’ fees. The Company believes the claims lack merit and vigorously defended against the actions. On September 18, 2019, the court granted in part and denied in part the defendants’ motions to dismiss the lawsuits, dismissing various state law claims and limiting plaintiffs’ damages claims to a four-year period (from 2014-2018) under the applicable statute of limitations. Together with Masonite, we filed motions to oppose class certification in both the Direct Purchaser and Indirect Purchaser Actions on May 19, 2020.
On August 31, 2020, JELD-WEN and Masonite entered into a settlement agreement to resolve the Direct Purchaser Action. In exchange for a full release of claims through the date of preliminary court approval of the settlement, each defendant originally agreed to pay $28.0 million to the named plaintiffs and the settlement class. On January 27, 2021, the parties to the Direct Purchaser Action revised the settlement agreement to modify certain terms, and each defendant agreed to pay a total of $30.8 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of preliminary approval of the revised settlement, which the court granted on February 5, 2021. In addition, on September 4, 2020, JELD-WEN and Masonite entered into a separate settlement agreement to resolve the Indirect Purchaser Action. Each defendant agreed to pay $9.75 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the execution date of the settlement agreement, and the court has granted preliminary approval of this settlement in the Indirect Purchaser Action. The Company continues to believe that the plaintiffs’ claims lack merit and has denied any liability or wrongdoing for the claims made against the Company. The settlement agreements remain subject to final court approval and other conditions. The final fairness hearing in the Direct Purchaser Action is scheduled to be in June 2021, and the final fairness hearing in the Indirect Purchaser Action is scheduled to be in July 2021.
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in federal court in the province of Ontario, which was served on us on September 29, 2020 (the “Ontario Action”). The Ontario Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Ontario Action noticed a proposed Amended Statement of Claim that replaces the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff further anticipates staying the Quebec Action while the Ontario Action proceeds, although we do not anticipate a hearing on the certification of the Ontario Action until early 2022.The Company believes both the Quebec Action and the Ontario Action lack merit and intends to vigorously defend against them.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 11 - Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $200.0 million for domestic product liability risk and exposures between $0.5 million and $200.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2020 and December 31, 2019, our accrued liability for self-insured risks was $81.0 million and $76.6 million, respectively.
Indemnifications – At December 31, 2020, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were

$122.7 million and $122.6 million at December 31, 2020 and December 31, 2019, respectively. We have revised our 2019 value to include additional insured guarantees and guarantees associated with our Australia Senior Secured Credit Facility.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.7 million at both December 31, 2020 and December 31, 2019. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $8.3 million at December 31, 2020. No long-term environmental liabilities were recorded at December 31, 2019.
Everett, Washington WADOE Action –In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment. On April 30, 2020, we provided the WADOE with a revised draft of our feasibility assessment. On June 19, 2020, we received substantive comments from the WADOE that included additional remedial alternatives and changes to the scoring of the alternatives. We worked with WADOE on its comments with respect to and the scoring of the remedial alternatives, and we submitted the draft final feasibility assessment to the WADOE in December 2020, which we considered substantially complete. The draft final feasibility assessment included remedial alternatives ranging from $8.3 million to $57.0 million. We expect to deliver a draft CAP to the WADOE in late-April 2021. The final feasibility assessment and draft final of the CAP are expected to be delivered to the WADOE in May 2021. At that time, the WADOE will release the documents to the public for a 30-day comment period. Once the public comment period has expired and any comments incorporated, the WADOE will select the remedial actions we will be required to perform, and a final CAP will be developed and delivered to the WADOE 15 days thereafter. While we have made provisions in our financial statements within the range of possible outcomes for this matter, it is unclear at this time which remedial actions we will be required to undertake or the cost thereof. As a result, the cost of the final CAP could vary materially from our provisions and have a material impact on our statement of operations and statement of cash flows.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2013, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDep and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
Employee Stock Ownership Plan – We have historically provided cash to our U.S. ESOP in order to fund required distributions to participants through the repurchase of shares of our Common Stock. Following our February 2017 IPO, the value of a share of Common Stock held through the ESOP is now based on our public share price. We do not anticipate that we will fund future distributions.
Purchase Obligations - As of December 31, 2020, we have purchase obligations of $9.9 million due in 2021 and $21.6 million due in 2022 and thereafter. These purchase obligations are primarily relating to raw materials purchase agreements and software hosting services. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Note 26. Employee Retirement and Pension Benefits
U.S. Defined Benefit Pension Plan
Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.
In 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding 4 years, rather than the stand alone method utilized during the previous 5 years, resulting in a reduction to pension benefit expenses in 2020. We use a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs.

The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2020	2019	2018
Service cost	$3,090	$4,890	$4,170
Interest cost	12,236	14,861	13,180
Expected return on plan assets	(21,860)	(18,622)	(20,769)
Amortization of net actuarial pension loss	6,852	8,919	9,314
Pension benefit expense	$318	$10,048	$5,895

Discount rate used to determine benefit costs	3.31%	4.27%	3.47%
Expected long-term rate of return on assets	6.25%	6.25%	6.25%
Compensation increase rate	N/A	N/A	N/A
In October 2019, the Society of Actuaries released the PRI-2012 Mortality Tables (update to RP-2014 mortality tables), which were adopted in 2019 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2020. We adopted the use of Scale MP-2020 as of December 31, 2020 as it represents our best estimate of future mortality improvement projection experience as of the measurement date.
We developed the discount rate based on the plan’s expected benefit payments using the Willis Towers Watson RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 2.55% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment committee. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets increased in 2020 and 2019 due primarily to investment returns and contributions in excess of our benefit payments.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2020	2019
Balance as of January 1,	$358,577	$302,763
Actual return on plan assets	47,391	69,767
Company contribution	12,619	7,760
Benefits paid	(18,538)	(16,751)
Administrative expenses paid	(3,196)	(4,962)
Balance at period end	$396,853	$358,577
The plan’s investments as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - U.S. benefit plan	2020	2019
Equity securities	8.3	7.9
Debt securities	36.3	36.1
Other	55.4	56.0
	100.0	100.0
The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2020	2019
Balance as of January 1,	$433,408	$383,936
Service cost	3,090	4,890
Interest cost	12,236	14,861
Actuarial loss	47,085	51,434
Benefits paid	(18,538)	(16,751)
Administrative expenses paid	(3,196)	(4,962)
Balance at period end	$474,085	$433,408
Discount rate	2.55%	3.31%
Compensation increase rate	N/A	N/A
As of December 31, 2020, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2021	$18,142
2022	19,052
2023	19,836
2024	20,595
2025	21,251
2026-2030	112,711
The company made cash contributions to the plan of $12.6 million and $7.8 million for the year ended December 31, 2020 and December 31, 2019, respectively. During fiscal year 2021, no cash contributions are required to be made to the plan.
The plan’s accumulated benefit obligation of $474.1 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2020	2019
Projected benefit obligation at end of period	$474,085	$433,408
Fair value of plan assets at end of period	(396,853)	(358,577)
Unfunded pension liability	$77,232	$74,831
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - U.S. benefit plan	2020	2019	2018
Net actuarial pension loss beginning of period	$87,459	$96,090	$112,632
Amortization of net actuarial loss	(6,852)	(8,919)	(9,314)
Net loss (gain) occurring during year	21,554	288	(7,228)
Net actuarial pension loss at end of period	102,161	87,459	96,090
Tax benefit	(6,860)	(3,145)	(5,344)
Net actuarial pension loss at end of period, net of tax	$95,301	$84,314	$90,746
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

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2020	2019	2018
Service cost	$2,548	$2,386	$2,070
Interest cost	908	1,398	1,417
Expected return on plan assets	(435)	(589)	(833)
Amortization of net actuarial pension loss	849	225	189
Pension benefit expense	$3,870	$3,420	$2,843

Discount rate	0.2% - 7.8%	0.6% - 8.5%	0.2% - 9.0%
Expected long-term rate of return on assets	0.0% - 4.6%	0.0% - 5.8%	0.0% - 5.3%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%	0.5% - 7.0%

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2020	2019
Balance as of January 1,	$10,924	$12,676
Actual (loss) return on plan assets	(106)	1,398
Company contribution	190	236
Benefits paid	(547)	(3,272)
Administrative expenses paid	(13)	(21)
Cumulative translation adjustment	1,023	(93)
Balance at period end	$11,471	$10,924
The investments of the non-U.S. plans as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - Non-U.S. benefit plans	2020	2019
Equity securities	50.3	45.8
Debt securities	19.8	20.7
Other	29.9	33.5
	100.0	100.0
The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made on December 31, 2020 of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2020	2019
Balance as of January 1,	$47,707	$42,803
Service cost	2,548	2,655
Interest cost	908	1,405
Actuarial loss	786	6,084
Benefits paid	(2,756)	(5,240)
Administrative expenses paid	(15)	(21)
Cumulative translation adjustment	4,693	21
Balance at period end	$53,871	$47,707

Discount rate	0.2% - 7.8%	0.6% - 8.5%
Compensation increase rate	1.0% - 7.0%	0.5% - 7.0%
As of December 31, 2020, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2021	$1,991
2022	2,114
2023	2,523
2024	2,631
2025	2,483
2026-2030	11,901
The accumulated benefit obligations of $42.5 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.1 million to the non-U.S. plans in 2021.
The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2020	2019
Projected benefit obligation at end of period	$53,871	$47,707
Fair value of plan assets at end of period	(11,471)	(10,924)
Net pension liability	$42,400	$36,783

Long-term unfunded pension liability	$37,845	$33,106
Current portion	6,234	5,605
Total unfunded pension liability	$44,079	$38,711

Total overfunded pension liability	$1,679	$1,928
The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - Non-U.S. benefit plans	2020	2019	2018
Net actuarial pension loss beginning of period	$12,237	$7,450	$7,359
Amortization of net actuarial loss	(849)	(553)	(1,442)
Net gain occurring during year	1,339	5,232	1,462
Cumulative translation adjustment	84	108	71
Net actuarial pension loss at end of period	12,811	12,237	7,450
Tax benefit	(3,043)	(2,958)	(1,911)
Net actuarial pension loss at end of period, net of tax	$9,768	$9,279	$5,539
Other Defined Contribution Plans –We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $2.2 million and $1.3 million, respectively, at December 31, 2020 and December 31, 2019. The total compensation expense for non-U.S. defined contribution plans was $21.1 million in 2020, $24.6 million in 2019, and $27.0 million in 2018.

Note 27. Supplemental Cash Flow Information

	Year Ended
(amounts in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash Operating Activities:
Operating leases	$58,235	$55,141	$—
Finance leases	193	131	—
Cash paid for amounts included in the measurement of lease liabilities	$58,428	$55,272	$—

Cash Investing Activities:
Issuances of notes receivable	$(57)	$(58)	$(77)
Cash received on notes receivable	642	469	351
Change in notes receivable	$585	$411	$274

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$5,862	$10,439	$6,961
Property, equipment and intangibles purchased for debt	18,813	40,323	32,262
Customer accounts receivable converted to notes receivable	843	565	110

Cash Financing Activities:
Proceeds from issuance of new debt	$250,000	$124,375	$38,823
Borrowings on long-term debt	100,941	358,027	464,119
Payments of long-term debt	(135,250)	(468,637)	(432,122)
Payments of debt issuance and extinguishment costs, including underwriting fees	(4,833)	(664)	(352)
Change in long-term debt	$210,858	$13,101	$70,468

Cash paid for amounts included in the measurement of finance lease liabilities	$1,721	$917	$—

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$10,785	$4,948	$2,757
Prepaid ERP costs funded through short-term debt borrowings	—	3,919	—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	—	469	7
Accounts payable converted to installment notes	914	757	12,886

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$20,443	$26,656	$46,295
Cash interest paid	71,659	71,181	68,892
We have revised prior year borrowings and payments of long-term debt to reflect gross activity relating to our ABL Facility. There is no impact to the disclosed Change in long-term debt amount for any previously reported period.

Note 28. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. (“CMD”), a subsidiary, which was part of our North America segment, for $6.5 million, resulting in a gain of $2.8 million in the second quarter of 2019. A minority shareholder of the buying group also serves on our Board of Directors. Under the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. As of December 31, 2020, the remaining balance is $1.2 million. At December 31, 2020, there is no amount due from the related party. This sale did not have a material impact on our results of operations.
Acquired lease – In conjunction with our acquisition of VPI, we assumed operating leases on two buildings with a former shareholder of VPI and current employee. The leases are at market rates and resulted in an operating lease asset of $3.6 million as of the opening balance sheet. One of the leases was modified in August 2019, which increased the value by $0.6 million. At December 31, 2020, the operating lease asset was $3.5 million.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2020	2019	2018
Selling, general and administrative	$18,359	$15,397	$15,924
Equity in earnings of subsidiaries	109,509	77,950	157,429
Other (income) expense
Interest income	—	(32)	(36)
Interest expense	—	12	45
Other	(436)	(398)	(411)
Income before taxes	91,586	62,971	141,907
Income tax expense	—	—	—
Net income	$91,586	$62,971	$141,907

Comprehensive income (loss):
Net income	$91,586	$62,971	$141,907
Other comprehensive (loss) income, net of tax
Equity in comprehensive (loss) income of subsidiaries	92,582	(6,470)	(50,312)
Total other comprehensive (loss) income, net of tax	92,582	(6,470)	(50,312)
Total comprehensive income	$184,168	$56,501	$91,595

See accompanying notes to the Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$4,216	$4,818
Other current assets	—	10
Total current assets	4,216	4,828
Property and equipment, net	2,947	3,074
Investment in subsidiaries	1,059,437	959,001
Long-term notes receivable	—	35
Total assets	$1,066,600	$966,938
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$483	$510
Current payable to subsidiaries	2,911	2,431
Accrued expenses and other current liabilities	49	430
Notes payable and current maturities of long-term debt	—	205
Total current liabilities	3,443	3,576
Total liabilities	3,443	3,576
Commitments and contingencies (Note 5)
Shareholders’ equity
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,806,068 shares outstanding as of December 31, 2020; 900,000,000 shares authorized, par value $0.01 per share, 100,668,003 shares outstanding as of December 31, 2019	1,008	1,007
Additional paid-in capital	690,687	671,772
Retained earnings	371,462	290,583
Total shareholders’ equity	1,063,157	963,362
Total liabilities, convertible preferred shares, and shareholders’ equity	$1,066,600	$966,938

See accompanying notes to the Condensed Financial Information

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF JELD-WEN HOLDING, INC.
Parent Company Information
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$91,586	$62,971	$141,907
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	127	128	161
Income from subsidiaries investment	(109,509)	(77,950)	(157,429)
Other items, net	(470)	436	538
Stock-based compensation	16,399	13,315	15,052
Net change in operating assets and liabilities, net of effect of acquisitions:
Receivables and payables from subsidiaries	3,891	19,564	123,366
Other assets	3	10	(5)
Accounts payable and accrued expenses	(408)	829	(859)
Net cash provided by operating activities	1,619	19,303	122,731
INVESTING ACTIVITIES
Distribution received from subsidiaries	—	2,000	1,500
Net cash provided by investing activities	—	2,000	1,500
FINANCING ACTIVITIES
Payments of long-term debt	(205)	(757)	(982)
Employee note repayments	—	—	39
Common stock issued for exercise of options	2,984	1,977	201
Common stock repurchased	(5,000)	(19,994)	(125,030)
Net cash (used in) financing activities	(2,221)	(18,774)	(125,772)
Net (decrease) increase in cash and cash equivalents	(602)	2,529	(1,541)
Cash, cash equivalents and restricted cash, beginning	4,818	2,289	3,830
Cash, cash equivalents and restricted cash, ending	$4,216	$4,818	$2,289
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
The condensed parent-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ financing arrangements (see Note 13 - Long-Term Debt to the consolidated financial statements).
Property and Equipment – Property and equipment is recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred.
Depreciation is generally provided over the following estimated useful service lives:

Buildings	15 - 45 years

Note 2. Property and Equipment, Net

(amounts in thousands)	2020	2019
Buildings	$3,632	$3,632
Total depreciable assets	3,632	3,632
Accumulated depreciation	(685)	(558)
Total property and equipment, net	$2,947	$3,074
Depreciation expense was $0.1 million in the year ended December 31, 2020, $0.1 million in the year ended December 31, 2019, and $0.2 million in the year ended December 31, 2018.
Note 3. Long-Term Debt

	2020 Year-end Effective Interest Rate	December 31, 2020	December 31, 2019
(amounts in thousands)
Installment notes for stock	—%	$—	$205
Current maturities of long-term debt		$—	$(205)

Installment Notes for Stock - We entered into installment notes for stock representing amounts due to former or retired employees for repurchases of our stock that are payable over 10 years depending on the amount with payments through 2020. As of December 31, 2020, we had no outstanding notes.

Note 4. Stock Compensation
For discussion of stock compensation expense of the Parent Company and its subsidiaries, see Note 19 - Stock Compensation, to the consolidated financial statements.
Note 5. Commitments and Contingencies
For discussion of the commitments and contingencies of the subsidiaries of the Parent Company see Note 25 - Commitments and Contingencies, to the consolidated financial statements.
Note 6. Supplemental Cash Flow

(amounts in thousands)	2020	2019	2018
Non-cash Investing Activities:
Dividend from subsidiary settled with payable to subsidiary	$3,410	$22,090	$132,295

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$—	$469	$7