Form 10-Q
period 2021-03-27
JELD-WEN Holding, Inc.
filed 2021-04-30
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 100,164,379 shares of Common Stock, par value $0.01 per share, outstanding as of April 28, 2021.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ABL Facility	Our $400 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&O	Directors and Officers
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
Registration Rights Agreement	The agreement among JELD-WEN Holdings, Inc., Onex and its affiliates, and certain of our directors, executive officers and other pre-IPO stockholders entered into on October 3, 2011, as amended and restated on January 24, 2017 in connection with our IPO, and amended further on May 12, 2017 and November 12, 2017
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Common Stock	900,000,000 shares of common stock, with a par value of $0.01 per share
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINATM, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, and VPITM . Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 27, 2021	March 28, 2020
Net revenues	$1,092,383	$979,187
Cost of sales	856,444	784,818
Gross margin	235,939	194,369
Selling, general and administrative	191,554	172,584
Impairment and restructuring charges	927	6,545
Operating income	43,458	15,240
Interest expense, net	18,455	16,604
Other income	(10,841)	(2,331)
Income before taxes	35,844	967
Income tax expense	10,359	1,197
Net income (loss)	$25,485	$(230)

Weighted average common shares outstanding:
Basic	100,494,883	100,646,850
Diluted	102,642,440	100,646,850
Net income (loss) per share
Basic	$0.25	$—
Diluted	$0.25	$—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Net income (loss)	$25,485	$(230)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $9 and $0, respectively	(40,084)	(53,639)
Interest rate hedge adjustments, net of tax expense of $347 and $0, respectively	1,025	—
Defined benefit pension plans, net of tax expense of $834 and $1,060, respectively	2,001	2,763
Total other comprehensive income (loss), net of tax	(37,058)	(50,876)
Comprehensive loss	$(11,573)	$(51,106)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 27, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$612,818	$735,820
Restricted cash	524	774
Accounts receivable, net	633,582	477,472
Inventories	531,549	512,228
Other current assets	44,820	34,359
Total current assets	1,823,293	1,760,653
Property and equipment, net	853,533	872,585
Deferred tax assets	196,896	199,194
Goodwill	625,738	639,867
Intangible assets, net	241,567	246,055
Operating lease assets, net	212,730	214,727
Other assets	29,708	31,604
Total assets	$3,983,465	$3,964,685
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$326,121	$269,891
Accrued payroll and benefits	158,276	151,742
Accrued expenses and other current liabilities	377,716	379,289
Current maturities of long-term debt	40,922	66,702
Total current liabilities	903,035	867,624
Long-term debt	1,718,508	1,701,340
Unfunded pension liability	111,215	115,077
Operating lease liability	175,951	177,491
Deferred credits and other liabilities	90,494	91,368
Deferred tax liabilities	7,110	7,321
Total liabilities	3,006,313	2,960,221
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 100,146,904 shares outstanding as of March 27, 2021; 900,000,000 shares authorized, par value $0.01 per share, 100,806,068 shares outstanding as of December 31, 2020	1,001	1,008
Additional paid-in capital	698,090	690,687
Retained earnings	373,812	371,462
Accumulated other comprehensive loss	(95,751)	(58,693)
Total shareholders’ equity	977,152	1,004,464
Total liabilities and shareholders’ equity	$3,983,465	$3,964,685

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	March 27, 2021		March 28, 2020
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,806,068	$1,008	100,668,003	$1,007
Shares issued for exercise/vesting of share-based compensation awards	177,283	2	94,471	1
Shares repurchased	(809,884)	(8)	(265,589)	(3)
Shares surrendered for tax obligations for employee share-based transactions	(26,563)	(1)	(9,400)	—
Balance at period end	100,146,904	$1,001	100,487,485	$1,005
Additional paid-in capital
Balance at beginning of period		$691,360		$672,445
Shares issued for exercise/vesting of share-based compensation awards		1,263		—
Shares surrendered for tax obligations for employee share-based transactions		(715)		(237)
Amortization of share-based compensation		6,855		3,733
Balance at period end		698,763		675,941
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$698,090		$675,268
Retained earnings
Balance at beginning of period		$371,462		$290,583
Shares repurchased		(23,135)		(4,997)
Adoption of new accounting standard ASU 2016-13		—		(5,710)
Net income (loss)		25,485		(230)
Balance at period end		$373,812		$279,646
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(58,693)		$(151,275)
Foreign currency adjustments		(40,084)		(53,639)
Unrealized gain on interest rate hedges		1,025		—
Net actuarial pension gain		2,001		2,763
Balance at period end		$(95,751)		$(202,151)

Total shareholders’ equity at period end		$977,152		$753,768

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income (loss)	$25,485	$(230)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	34,210	33,446
Deferred income taxes	366	604
Gain on sale of business units, property and equipment	(946)	(2,073)
Adjustment to carrying value of assets	255	4,254
Amortization of deferred financing costs	707	492
Stock-based compensation	6,855	3,733
Contributions to U.S. pension plan	—	(1,619)
Amortization of U.S. pension expense	2,325	2,225
Other items, net	(5,740)	13,382
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(162,947)	(95,477)
Inventories	(25,369)	(32,686)
Other assets	(10,860)	(17,840)
Accounts payable and accrued expenses	75,738	20,389
Change in short term and long-term tax liabilities	(4,960)	(5,175)
Net cash used in operating activities	(64,881)	(76,575)
INVESTING ACTIVITIES
Purchases of property and equipment	(17,894)	(22,635)
Proceeds from sale of business units, property and equipment	2,489	7,775
Purchase of intangible assets	(3,118)	(7,521)
Cash received for notes receivable	177	15
Net cash used in investing activities	(18,346)	(22,366)
FINANCING ACTIVITIES
Change in long-term debt	(8,642)	94,995
Common stock issued for exercise of options	1,265	1
Common stock repurchased	(23,143)	(5,000)
Payments to tax authorities for employee share-based compensation	—	(706)
Net cash provided by (used in) financing activities	(30,520)	89,290
Effect of foreign currency exchange rates on cash	(9,505)	(5,616)
Net increase (decrease) in cash and cash equivalents	(123,252)	(15,267)
Cash, cash equivalents and restricted cash, beginning	736,594	229,876
Cash, cash equivalents and restricted cash, ending	$613,342	$214,609
For further information see Note 21 - Supplemental Cash Flow.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Company and Summary of Significant Accounting Policies
Nature of Business – JELD-WEN Holding, Inc., along with its subsidiaries, is a vertically integrated global manufacturer and distributor of windows, doors, and other building products that derives substantially all of its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JELD-WEN,” “we,” “us,” “our,” or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 27, 2021 and for the three months ended March 27, 2021 and March 28, 2020, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 27, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – As of December 31, 2020, Onex owned approximately 33% of the outstanding shares of our Common Stock. On March 1, 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of 8,000,000 shares of our Common Stock in an underwritten public offering (the “Secondary Offering”), and as provided under the terms of the Registration Rights Agreement, we were responsible for all related fees and expenses except for the underwriters’ discounts and commissions, which were paid by Onex. The Secondary Offering was completed on March 3, 2021. After the Secondary Offering, Onex held approximately 25% of our outstanding shares of Common Stock. In addition, in connection with the Secondary Offering, the Company purchased from the underwriter 800,000 of the aggregate 8,000,000 shares of our Common Stock that were the subject of the Secondary Offering at a price per share of $28.61, which is the price at which the underwriter purchased the shares from Onex in the Secondary Offering.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assist companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was the CARES Act in the U.S., which included a provision that allows employers to defer the remittance of the employer portion of the social security tax. The deferred employment tax must be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. For the year ended December 31, 2020, the Company deferred $20.9 million of the employer portion of social security tax. As of March 27, 2021 and December 31, 2020, $10.4 million is included in accrued payroll and benefits and the remaining is included in deferred credits and other liabilities and in the consolidated balance sheet. For our Europe and Australasia regions, the deferrals totaled approximately $5.6 million and $1.7 million, respectively, at March 27, 2021 and $11.5 million and $1.8 million, respectively at December 31, 2020. The impact of the CARES Act and similar legislation in prospective periods may differ from our estimates as of March 27, 2021 due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in respect to these measures. The CARES Act and similar legislation in other jurisdictions are highly detailed and we will continue to assess the impact that various provisions will have on our business.
Recently Adopted Accounting Standards – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, including, but not limited to, accounting relating to intraperiod tax allocations, deferred tax liabilities related to outside basis differences, and year to date losses in interim periods. This guidance is effective for fiscal years beginning after December 15, 2020. We adopted this standard in the first quarter of 2021 and the adoption did not have an impact on our unaudited consolidated financial statements as of the date of adoption.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate return. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. Refer to Note 17 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
At March 27, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $12.8 million and $12.9 million, respectively.

Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	March 27, 2021	December 31, 2020
Raw materials	$388,227	$382,698
Work in process	37,397	35,712
Finished goods	105,925	93,818
Total inventories	$531,549	$512,228
Note 4. Property and Equipment, Net

(amounts in thousands)	March 27, 2021	December 31, 2020
Property and equipment	$2,206,541	$2,222,008
Accumulated depreciation	(1,353,008)	(1,349,423)
Total property and equipment, net	$853,533	$872,585
We recorded impairment charges of $0.3 million and $0.9 million for the three months ended March 27, 2021 and March 28, 2020, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Cost of sales	$22,536	$21,741
Selling, general and administrative	2,396	2,629
Total depreciation expense	$24,932	$24,370
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2020	$247,650	$303,397	$88,820	$639,867
Currency translation	78	(13,129)	(1,078)	(14,129)
Balance as of March 27, 2021	$247,728	$290,268	$87,742	$625,738
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 27, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$151,680	$(69,117)	$82,563
Software	111,036	(28,520)	82,516
Trademarks and trade names	59,881	(10,336)	49,545
Patents, licenses and rights	48,247	(21,304)	26,943
Total amortizable intangibles	$370,844	$(129,277)	$241,567

	December 31, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$155,006	$(68,186)	$86,820
Software	106,697	(26,801)	79,896
Trademarks and trade names	60,699	(9,821)	50,878
Patents, licenses and rights	48,759	(20,298)	28,461
Total amortizable intangibles	$371,161	$(125,106)	$246,055
Through March 27, 2021, we have capitalized software costs of $80.5 million related to the application development stage of our global ERP system implementation, including $4.1 million during the three months ended March 27, 2021. In March 2020, we impaired $3.4 million of capitalized software within impairment and restructuring charges in the accompanying unaudited consolidated statements of operations due to delays in implementation of certain ERP modules and the uncertainty of its future. In the third quarter 2020, we reduced the estimated useful life of our initial ERP instance from 15 years to 10 years to align with our current plans for our future global ERP system. In the fourth quarter 2020, we placed in service and began amortizing our current global ERP instance over its estimated useful life of 10 years. As of March 27, 2021, we have placed $69.0 million in service and are amortizing the cost of our global ERP system over its estimated useful life.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Amortization expense	$8,047	$6,603

Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 27, 2021	December 31, 2020
Legal claims provision	$113,625	$108,629
Accrued sales and advertising rebates	67,190	87,030
Current portion of operating lease liability	45,095	44,319
Non-income related taxes	33,918	31,436
Current portion of warranty liability (Note 8)	21,771	21,766
Accrued freight	18,911	18,967
Accrued interest payable	17,907	3,681
Accrued expenses	15,784	15,751
Deferred revenue	15,039	13,453
Current portion of accrued claim costs relating to self-insurance programs	12,649	11,882
Current portion of derivative liability (Note 17)	7,413	9,778
Accrued income taxes payable	6,977	11,224
Current portion of restructuring accrual (Note 15)	1,437	1,373
Total accrued expenses and other current liabilities	$377,716	$379,289
The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 19 - Commitments and Contingencies.
The accrued sales and advertising rebates, accrued interest payable, accrued freight, and non-income related taxes can fluctuate significantly period-over-period due to timing of payments.

Note 8. Warranty Liability
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	March 27, 2021	March 28, 2020
Balance as of January 1	$52,296	$49,716
Current period charges	6,252	4,668
Experience adjustments	2,135	1,902
Payments	(7,449)	(6,476)
Currency translation	(102)	(756)
Balance at period end	53,132	49,054
Current portion	(21,771)	(20,397)
Long-term portion	$31,361	$28,657
The most significant component of our warranty liability is in the North America segment, which totaled $46.6 million at March 27, 2021, after discounting future estimated cash flows at rates between 0.53% and 4.75%. Without discounting, the liability would have been higher by approximately $2.6 million.
Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	March 27, 2021	March 27, 2021	December 31, 2020
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.06% - 2.11%	588,358	588,881
Finance leases and other financing arrangements	1.25% - 5.95%	106,081	113,174
Mortgage notes	1.65%	27,681	29,296
Total Debt		1,772,120	1,781,351
Unamortized debt issuance costs and original issue discounts		(12,690)	(13,309)
Current maturities of long-term debt		(40,922)	(66,702)
Long-term debt		$1,718,508	$1,701,340
Summaries of our significant changes to outstanding debt agreements as of March 27, 2021 are as follows:
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
Term Loans
U.S. Facility - In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility, which resulted in a principal balance of $440.0 million. These re-priced term loans were offered at par and bear interest at the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This amendment also modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility.
In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150.0 million of our term loans. The caps became effective March 29, 2019 and expire December 31, 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment requires that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date. There were no other changes to key terms and the facility maintains its original maturity date in December 2024. At March 27, 2021, the outstanding principal balance, net of original issue discount, was $549.5 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 17-Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bears interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, includes a line fee of 1.25% on the commitment amount, and matures in February 2023. This facility had an outstanding principal balance of AUD 50.0 million ($38.0 million) as of March 27, 2021.
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
Revolving Credit Facilities
ABL Facility - In December 2019, we amended the ABL facility, a $400 million asset-based loan revolving credit facility maturing in December 2022, which did not have a financial impact. This facility bears interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and share repurchases, as well as customary events of defaults and remedies.
In March 2020, we drew $100.0 million under our ABL Facility as a precautionary measure to ensure funding of our seasonal working capital cash requirements given the significant impact of the COVID-19 pandemic on global financial markets and economies. In May 2020, we utilized a portion of the proceeds received from our issuance of the $250.0 million of Senior Secured Notes to repay the outstanding balance on our ABL Facility. In the fourth quarter of 2020, we began to include the accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our availability, which expanded our borrowing base. As of March 27, 2021, we had no outstanding borrowings, $39.1 million in letters of credit and $340.4 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less. In May 2020, we amended this facility to relax certain financial covenants and provide for a supplemental AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%, and maturing on June 30, 2021. The facility may be used only if and when the AUD 35.0 million interchangeable facility is fully utilized. As of March 27, 2021, we had AUD 30.0 million ($22.8 million) available under this facility. In addition, the AUD 35.0 million interchangeable facility was renewed with relaxed financial maintenance covenants to at least June 30, 2021 and its line fee increased to 0.70%, compared to a line fee of 0.50% under the previous amendment. The non-term loan portion of the Australia Senior Secured Credit Facility no longer has a set maturity date but is instead subject to an annual review. As of March 27, 2021, we had AUD 22.0 million ($16.7 million) available under this facility.

At March 27, 2021, we had combined borrowing availability of $379.9 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. At March 27, 2021, we had DKK 174.7 million ($27.7 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. At March 27, 2021, we had $106.1 million outstanding in this category, with maturities ranging from 2021 to 2028.
As of March 27, 2021, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 10. Income Taxes

The Company previously completed its accounting for the income tax effects of the Tax Act. We have considered ongoing developments released through the date hereof and determined that they have no material impact on our tax accounts for the three months ended March 27, 2021. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.
The effective income tax rate for continuing operations was 28.9% for the three months ended March 27, 2021 compared to 123.8% for the three months ended March 28, 2020. In accordance with ASC 740-270, we recorded tax expense of $10.4 million from operations in the three months ended March 27, 2021 compared to a tax expense of $1.2 million in the three months ended March 28, 2020, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately. The estimated annual effective tax rate for the current year may be materially impacted by changes in management’s judgment regarding the realizability of deferred tax assets, including the ongoing financial and operational impacts on our business arising from COVID-19. To the extent that actual results and/or events differ from our predicted results, our estimated annual effective tax rate may be affected.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended March 27, 2021 was $0.1 million compared to $0.8 million of tax expense for the three months ended March 28, 2020, respectively. The discrete amounts for the three months ended March 27, 2021 were comprised primarily of a tax expense of $0.3 million attributable to current period interest expense on uncertain tax positions, partially offset by a tax benefit of $0.2 million attributable to a windfall tax deduction on share-based compensation. The discrete amounts for the three months ended March 28, 2020 were similarly attributable to current period interest expense on uncertain tax positions.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $16.4 million and $17.0 million as of March 27, 2021 and December 31, 2020, respectively.
There are no changes to the Company’s indefinite reinvestment assertion on unremitted earnings, as outlined at December 31, 2020. However, with the continued uncertainty in the global economy due to the COVID-19 pandemic and impact on the Company’s business operations and liquidity, the Company may consider changes to this position in future periods as the Company’s outlook or operational needs change.

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
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 27, 2021
Total net revenues	$639,735	$321,388	$135,968	$1,097,091	$—	$1,097,091
Intersegment net revenues	(120)	(873)	(3,715)	(4,708)	—	(4,708)
Net revenues from external customers	$639,615	$320,515	$132,253	$1,092,383	$—	$1,092,383
Impairment and restructuring charges	13	895	40	948	(21)	927
Adjusted EBITDA	79,793	28,794	13,199	121,786	(23,875)	97,911
Three Months Ended March 28, 2020
Total net revenues	$587,048	$281,807	$112,972	$981,827	$—	$981,827
Intersegment net revenues	(312)	(314)	(2,014)	(2,640)	—	(2,640)
Net revenues from external customers	$586,736	$281,493	$110,958	$979,187	$—	$979,187
Impairment and restructuring charges	943	2,001	264	3,208	3,337	6,545
Adjusted EBITDA	48,990	23,326	8,725	81,041	(6,533)	74,508
Reconciliations of net income (loss) to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Net income (loss)	$25,485	$(230)
Income tax expense	10,359	1,197
Depreciation and amortization	34,210	33,446
Interest expense, net	18,455	16,604
Impairment and restructuring charges(1)	927	6,695
Gain on sale of property and equipment	(876)	(2,073)
Share-based compensation expense	6,855	3,733
Non-cash foreign exchange transaction/translation income	(11,496)	(1,189)
Other items (2)	13,992	16,325
Adjusted EBITDA	$97,911	$74,508
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in our accompanying unaudited consolidated statements of operations were $150 for the three months ended March 28, 2020. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 15 - Impairment and Restructuring Charges in our financial statements.

(2)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended March 27, 2021 (1) $13,755 in legal costs and professional expenses relating primarily to litigation; (ii) in the three months ended March 28, 2020 (1) $11,706 in legal costs and professional expenses relating primarily to litigation, (2) $3,110 in facility closure, consolidation, and startup costs, and (3) $1,235 in one-time lease termination charges.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 27, 2021 and December 31, 2020 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On November 4, 2019, our Board of Directors increased the authorization under our existing share repurchase program to a total of $175.0 million with no expiration date. As of March 27, 2021, $146.9 million was remaining under the repurchase program.
During the three months ended March 27, 2021 and March 28, 2020, we repurchased 809,884 and 265,589 shares of our Common Stock, respectively, at an average price per share of $28.58 and $18.83, respectively.
Note 13. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended
	March 27, 2021	March 28, 2020
Weighted average outstanding shares of Common Stock basic	100,494,883	100,646,850
Restricted stock units, performance share units, and options to purchase Common Stock	2,147,557	—
Weighted average outstanding shares of Common Stock diluted	102,642,440	100,646,850
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
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 27, 2021	March 28, 2020
Common Stock options	1,024,415	2,170,131
Restricted stock units	222,174	670,493
Performance share units	63,601	206,263

Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	March 27, 2021		March 28, 2020
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	309,902	$29.01	400,994	$24.54
Options canceled	12,426	$23.66	41,489	$25.15
Options exercised	89,062	$14.10	95,438	$11.89

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	582,919	$29.01	701,727	$18.67
PSUs granted	165,749	$30.70	305,100	$25.50
Stock-based compensation expense was $6.9 million and $3.7 million for the three months ended March 27, 2021 and March 28, 2020, respectively. As of March 27, 2021, we had $43.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.87 years.
Note 15. Impairment and Restructuring Charges
We engage in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure, and costs associated with plant consolidations and closures.
In the three months ended March 28, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use.
The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 27, 2021
Severance costs	$13	$640	$32	$—	$685
Other exit costs	—	—	8	(21)	(13)
Total restructuring costs	13	640	40	(21)	672
Impairments	—	255	—	—	255
Total impairment and restructuring charges	$13	$895	$40	$(21)	$927
Three Months Ended March 28, 2020
Severance costs	$944	$911	$47	$(10)	$1,892
Other exit costs	(1)	195	217	(12)	399
Total restructuring costs	943	1,106	264	(22)	2,291
Impairments	—	895	—	3,359	4,254
Total impairment and restructuring charges	$943	$2,001	$264	$3,337	$6,545

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	Beginning Accrual Balance	Additions Charged to Expense	Payments or Utilization	Ending Accrual Balance
Three Months Ended March 27, 2021
Severance costs	$1,332	$685	$(621)	$1,396
Other exit costs	45	(13)	13	45
Total	$1,377	$672	$(608)	$1,441
Three Months Ended March 28, 2020
Severance costs	$5,314	$1,892	$(3,450)	$3,756
Other exit costs	1,729	399	(156)	1,972
Total	$7,043	$2,291	$(3,606)	$5,728
Note 16. Other Income
The table below summarizes the amounts included in other income in the accompanying consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Foreign currency gains	$(9,233)	$(2,250)
Gain on sale of business units, property, and equipment	(946)	(2,073)
Governmental pandemic assistance reimbursement	(265)	—
Pension (income) expense	(36)	2,787
Other items	(361)	(795)
Total other income	$(10,841)	$(2,331)
Note 17. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $106.8 million. We have foreign currency derivative contracts, with a total notional amount of $23.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $113.7 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $3.8 million and $15.8 million in the three months ended March 27, 2021 and March 28, 2020, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% paid against one-month USD LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and effectively fixes the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three months ended March 27, 2021. During the three months ended March 27, 2021, we recorded a cumulative pre-tax mark-to-market gain of $1.1 million in consolidated other comprehensive income, and we reclassified $0.2 million previously recorded in other comprehensive income to interest expense.
As of March 27, 2021, approximately $1.0 million is expected to be reclassified to interest expense over the next 12 months.
The derivative agreements each contain a provision whereby we could be declared in default on our derivative obligations if we either default or, in certain cases, are capable of being declared in default of any of our indebtedness greater than specified thresholds. These agreements also contain a provision where we could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker.
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month USD LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, became effective in March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three months ended March 27, 2021 and March 28, 2020.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 27, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$415	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,107	$542

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	March 27, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$895	$955
Interest rate contracts	Deferred credits and other liabilities	$—	$897
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$6,518	$8,823
Note 18. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	March 27, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$330,957	$330,957	$—	$330,957	$—
Derivative assets, recorded in other current assets	2,107	2,107	—	2,107	—
Derivative assets, recorded in other assets	415	415	—	415	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,772,120	$1,804,496	$—	$1,804,496	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	7,413	7,413	—	7,413	—
Derivative liabilities, recorded in deferred credits and other liabilities	—	—	—	—	—

	December 31, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$380,236	$380,236	$—	$380,236	$—
Derivative assets, recorded in other current assets	542	542	—	542	—
Derivative assets, recorded in other assets	—	—	—	—	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,781,351	$1,834,057	$—	$1,834,057	$—
Derivative liabilities, recorded in accrued expenses and other current assets	9,778	9,778	—	9,778	—
Derivative liabilities, recorded in deferred credits and other liabilities	897	897	—	897	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 17- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of March 27, 2021 or December 31, 2020.
Note 19. Commitments and Contingencies
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of March 27, 2021 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons, Inc. vs JELD-WEN, Inc. – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves and Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (the “Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.
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
During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas (the “Steves Texas Trade Secret Theft Action”). These claims were stayed pending appeal.
On March 13, 2019, the presiding judge entered an Amended Final Judgment Order in the Original Action, awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granting divestiture of certain assets acquired in the CMI acquisition, subject to appeal. The judgment also conditionally awarded damages in the event the judgment was overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order was overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims were overturned on appeal.
On April 12, 2019, Steves filed a petition requesting an award of its fees and a bill of costs seeking $28.4 million in attorneys’ fees and $1.7 million in costs in connection with the Original Action. That petition remains pending and subject to further appeal. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019 (the “Pricing Action”). We also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order and going forward through the end of the parties’ current supply agreement (the “Future Pricing Action”). We opposed that request for further relief.
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit Court of Appeals (the “Fourth Circuit”) on May 29, 2020. On February 18, 2021, the Fourth Circuit issued its decision on appeal in the Original Action, affirming the Amended Final Judgment Order in part and vacating and remanding in part. The Fourth Circuit vacated the Eastern District of Virginia’s alternative $139.4 million lost-profits award, holding that award was premature because Steves has not suffered the purported injury on which its claim for future lost profits rests. The Fourth Circuit also vacated the Eastern District of Virginia’s judgment for Sam Steves, Edward Steves, and John Pierce on JELD-WEN’s trade secrets claims. The Fourth Circuit affirmed the Eastern District of Virginia’s finding of antitrust injury and its award of $36.5 million in past antitrust damages, which continues to accrue post-judgment interest. It also affirmed the Eastern District of Virginia’s divestiture order, while clarifying that JELD-WEN retains the right to challenge the terms of any divestiture, including whether a sale to any particular buyer will serve the public interest, and made clear that the Eastern District of Virginia may need to revisit its divestiture order if the special master cannot locate a satisfactory buyer. JELD-WEN then filed a motion for a rehearing en banc with the Fourth Circuit that was denied on March 22, 2021. The Eastern District of Virginia now has jurisdiction to begin working on the divestiture process, and a special master who has been appointed by the presiding judge will oversee this process.
We continue to believe that Steves’ claims lack merit and Steves is not entitled to the extraordinary remedy of divestiture of certain assets acquired in the CMI acquisition. We believe that multiple pretrial and trial rulings were erroneous and improperly limited the Company’s defenses and that the judgment in accordance with the verdict was improper for several reasons under applicable law, and we intend to explore all options, including all further appellate remedies available to us. It is not possible to estimate the impact of any final divestiture order if ultimately upheld, or whether such an order would have a material adverse effect on our financial position, operating results, or cash flows.
During the pendency of the Original Action, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the Eastern District of Virginia alleging that we breached the long-term supply agreement between the parties, among other claims, including by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction, and the parties settled the issues underlying the preliminary injunction on April 30, 2020 and reserved the right to appeal the ruling in the Fourth Circuit. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that ends on September 10, 2021. This settlement had no effect on the Original Action between the parties except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action will apply to the amended supply agreement during the pendency of the appeal of the Original Action. Under the Amended Final Judgment Order, if the Original Action remains on appeal as of September 10, 2021, the Company’s supply agreement with Steves will be extended for one year beyond the conclusion of the appeal. The settlement also does not have any effect on the Steves Texas Trade Secret Theft Action, which remains on appeal in the Fourth Circuit with briefing to begin in May 2021.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities (“Cambridge”).  The lawsuit seeks compensatory damages, equitable relief and an award of attorneys’ fees and costs. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020, which was denied on October 26, 2020. On January 19, 2021, the plaintiffs filed a motion for class certification, which we opposed on February 2, 2021. The court granted the plaintiffs’ motion for class certification on March 29, 2021. On April 12, 2021, we filed a petition to seek the Fourth Circuit’s permission to appeal this class certification opinion.
On April 20, 2021, the parties reached an agreement in principle to resolve this securities class action. The agreement contemplates a full release of claims through the date of preliminary court approval of the settlement in exchange for a payment of $39.5 million funded by the Company’s D&O carriers. On April 21, 2021, the parties jointly informed the court of their agreement, and the court stayed all deadlines in the case. The deadline for the parties’ stipulation of dismissal of the action and the plaintiffs’ motion for preliminary approval of the settlement agreement is set for June 4, 2021. As part of the settlement agreement, on April 22, 2021, we withdrew our petition to the Fourth Circuit for its permission to appeal the district court’s class certification opinion. The Company continues to believe that the plaintiffs’ claims lack merit and has denied any liability or wrongdoing for the claims made against the Company. The settlement agreement remains subject to court approval and other conditions.
On February 2, 2021, Jason Aldridge, on behalf of himself and others similarly situated, filed a putative class action lawsuit in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company, alleging that the individual defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as violations of Section 14(a) and 20(a) of the Exchange Act, unjust enrichment, and waste of corporate assets (“Aldridge”). The lawsuit seeks compensatory damages, equitable relief, and an award of attorneys’ fees and costs. The parties sought a stay of the Aldridge action. On April 19, 2021, the court denied the parties’ motion to stay and, instead, ordered the plaintiff to file an amended complaint that complied with court rules or the matter would be dismissed. The Company believes the claims in Aldridge lacks merit and intends to vigorously defend against the action.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in federal court in the province of Ontario, which was served on us on September 29, 2020 (the “Ontario Action”). The Ontario Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Ontario Action noticed a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff further anticipates staying the Quebec Action while the Ontario Action proceeds, although we do not anticipate a hearing on the certification of the Ontario Action until the middle of 2022. The Company believes both the Quebec Action and the Ontario Action lack merit and intends to vigorously defend against them.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 7 - Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $3.0 million and $200.0 million for domestic product liability risk and exposures between $0.5 million and $200.0 million for auto, general liability, personal injury and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 27, 2021 and December 31, 2020, our accrued liability for self-insured risks was $82.6 million and $81.0 million, respectively.
Indemnifications – At March 27, 2021, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $121.4 million and $122.7 million at March 27, 2021 and December 31, 2020, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses in the accompanying consolidated balance sheets and totaled $0.6 million at March 27, 2021 and $0.7 million at December 31, 2020. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $8.3 million at March 27, 2021 and December 31, 2020.
Everett, Washington WADOE Action –In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a Corrective Action Plan (“CAP”), arising from the feasibility assessment, and in December 2020, we submitted to the WADOE a draft feasibility assessment which we considered substantially complete containing remedial alternatives ranging from $8.3 million to $57.0 million. In January 2021, we provided the WADOE with a revised draft of our feasibility assessment and received comments from the WADOE in February 2021. In April 2021, we responded to the WADOE’s comments and submitted our revised draft of our feasibility assessment to the WADOE. We expect any comments on the revised draft within sixty days. The WADOE informed us of their plan for public comments on this matter, and we now expect to deliver a draft CAP to the WADOE in August 2021. The final feasibility assessment and draft final of the CAP are expected to be delivered to the WADOE in October 2021. At that time, the WADOE will release the documents to the public for a 30-day comment period. Once the public comment period has expired and any comments incorporated, the WADOE will select the remedial actions we will be required to perform, and a final CAP will be developed and delivered to the WADOE 15 days thereafter. While we have made provisions in our financial statements within the range of possible outcomes for this matter, it is unclear at this time which remedial actions we will be required to undertake or the cost thereof. As a result, the cost of the final CAP could vary materially from our provisions and have a material impact on our statement of operations and statement of cash flows.
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

Note 20. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension benefit (income) expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$750	$1,250
Interest cost	2,225	3,725
Expected return on plan assets	(5,575)	(4,650)
Amortization of net actuarial pension loss	2,325	2,225
Pension benefit (income) expense	$(275)	$2,550

We have no required contributions for the U.S defined benefit pension plan (“the Plan”) in 2021 and we did not make any voluntary contributions during the three months ended March 27, 2021. During the three months ended March 28, 2020, we made required contributions to the Plan of $1.6 million.
During the three months ended June 27, 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding 4 years, rather than the standard method utilized during the previous 5 years, resulting in a reduction to pension benefit expenses in the three month period ending March 27, 2021 compared to March 28, 2020.

Note 21. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Cash Operating Activities:
Operating leases	$15,513	$14,337
Finance leases	50	47
Cash paid for amounts included in the measurement of lease liabilities	$15,563	$14,384

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$5,991	$3,012
Property, equipment and intangibles purchased for debt	1,359	4,010

Cash Financing Activities:
Borrowings on long-term debt	$258	$100,075
Payments of long-term debt	(8,900)	(5,080)
Change in long-term debt	$(8,642)	$94,995

Cash paid for amounts included in the measurement of finance lease liabilities	$533	$328

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$716	$—
Accounts payable converted to installment notes	69	914

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$14,889	$5,767
Cash interest paid	3,638	1,837
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

Overview and Background
We are a leading global provider of windows, doors, wall systems, and building products. We design, produce, and distribute an extensive range of interior and exterior doors, wood, vinyl, and aluminum windows, and related products for use in the new construction, R&R of residential homes, and, to a lesser extent, non-residential buildings.
We operate manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 11 - Segment Information of our financial statements included elsewhere in this 10-Q.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of countries in which we operate. We made, and continue to make, changes to our operations to ensure proper measures are in place for the health and safety of our employees and to satisfy the needs of our customers. We continue to experience increased demand for our products in both residential and remodel channels due to the low residential housing supply, low interest rates, and consumers’ focus on their homes. As a result of the increased demand for our products, we have and may continue to see increased inflation in our supply chain, including raw materials and freight charges, as well as the availability of labor due to the pandemic.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We define core revenue as revenue excluding the impact of foreign exchange and acquisitions completed in the last twelve months.
Comparison of the Three Months Ended March 27, 2021 to the Three Months Ended March 28, 2020

	Three Months Ended
	March 27, 2021		March 28, 2020
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,092,383	100.0%	$979,187	100.0%
Cost of sales	856,444	78.4%	784,818	80.1%
Gross margin	235,939	21.6%	194,369	19.9%
Selling, general and administrative	191,554	17.5%	172,584	17.6%
Impairment and restructuring charges	927	0.1%	6,545	0.7%
Operating income	43,458	4.0%	15,240	1.6%
Interest expense, net	18,455	1.7%	16,604	1.7%
Other income	(10,841)	(1.0)%	(2,331)	(0.2)%
Income before taxes	35,844	3.3%	967	0.1%
Income tax expense	10,359	0.9%	1,197	0.1%
Net income (loss)	$25,485	2.3%	$(230)	—%
Consolidated Results
Net Revenues – Net revenues increased $113.2 million, or 11.6%, to $1,092.4 million in the three months ended March 27, 2021 from $979.2 million in the three months ended March 28, 2020. The increase was due to an improvement in core revenues of 6%, consisting of a 4% benefit from pricing and favorable volume/mix of 2%, as well as a 5% positive impact from foreign exchange.

Gross Margin – Gross margin increased $41.6 million, or 21.4%, to $235.9 million in the three months ended March 27, 2021 from $194.4 million in the three months ended March 28, 2020. Gross margin as a percentage of net revenues was 21.6% in the three months ended March 27, 2021 and 19.9% in the three months ended March 28, 2020. The increase in gross margin percentage was due to improved pricing, lower material usage, and improved labor efficiency, partially offset by increased freight charges and the effect of inflation on labor compensation.
SG&A Expense – SG&A expense increased $19.0 million, or 11.0%, to $191.6 million for the three months ended March 27, 2021 from $172.6 million in the three months ended March 28, 2020. SG&A expense as a percentage of net revenues decreased to 17.5% for the three months ended March 27, 2021 from 17.6% for the three months ended March 28, 2020. The increase in SG&A expense was primarily due to increased legal expenses, primarily relating to litigation, and increased salary and benefit charges, primarily relating to non-cash compensation and variable compensation charges, partially offset by reductions in spending relating to sales, marketing, and travel, as a result of cost saving measures implemented in response to COVID-19.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $5.6 million, or 85.8%, to $0.9 million in the three months ended March 27, 2021 from $6.5 million in the three months ended March 28, 2020. The decrease in impairment and restructuring charges was primarily due to reduced restructuring efforts across all segments during the first quarter of 2021 as compared to the first quarter of 2020 and the non-recurrence of impairment charges in 2020 related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use.
Interest Expense, Net – Interest expense, net increased $1.9 million, or 11.1%, to $18.5 million in the three months ended March 27, 2021 from $16.6 million in the three months ended March 28, 2020. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by lower interest rates applicable to variable rate debt.
Other Income – Other income increased $8.5 million, or 365.1%, to $10.8 million in the three months ended March 27, 2021 from $2.3 million in the three months ended March 28, 2020. Other income in the three months ended March 27, 2021 consisted primarily of foreign currency gains of $9.2 million and a gain on sale of property and equipment of $0.9 million. Other income in the three months ended March 28, 2020 primarily consisted of foreign currency gains of $2.3 million and a gain on sale of property and equipment of $2.1 million, partially offset by pension expense of $2.8 million.
    Income Taxes – Income tax expense increased $9.2 million, or 765.4%, to $10.4 million in the three months ended March 27, 2021 from $1.2 million in the three months ended March 28, 2020. The effective tax rate in the three months ended March 27, 2021 was 28.9% compared to 123.8% in the three months ended March 28, 2020. The effective tax rate for the three months ended March 27, 2021 and March 28, 2020 was impacted by the GILTI provisions of the Tax Act. The increase in tax expense of $9.2 million in the current period was primarily driven by an increase in income before taxes of $34.9 million, partially offset by a decrease in discrete tax impacts in the current period, compared to the three months ended March 28, 2020.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 11 - Segment Information to our consolidated financial statements included in this 10-Q.
Comparison of the Three Months Ended March 27, 2021 to the Three Months Ended March 28, 2020

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Net revenues from external customers			% Variance
North America	$639,615	$586,736	9.0%
Europe	320,515	281,493	13.9%
Australasia	132,253	110,958	19.2%
Total Consolidated	$1,092,383	$979,187	11.6%
Percentage of total consolidated net revenues
North America	58.6%	59.9%
Europe	29.3%	28.8%
Australasia	12.1%	11.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$79,793	$48,990	62.9%
Europe	28,794	23,326	23.4%
Australasia	13,199	8,725	51.3%
Corporate and unallocated costs	(23,875)	(6,533)	265.5%
Total Consolidated	$97,911	$74,508	31.4%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	8.3%
Europe	9.0%	8.3%
Australasia	10.0%	7.9%
Total Consolidated	9.0%	7.6%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 - Segment Information in our unaudited interim consolidated financial statements.
North America
Net revenues in North America increased $52.9 million, or 9.0%, to $639.6 million in the three months ended March 27, 2021 from $586.7 million in the three months ended March 28, 2020. The increase was due to an increase in core revenues of 9%, consisting of a 6% benefit from pricing and favorable volume/mix of 3%.
Adjusted EBITDA in North America increased $30.8 million, or 62.9%, to $79.8 million in the three months ended March 27, 2021 from $49.0 million in the three months ended March 28, 2020. The increase was primarily due to improved pricing, lower material usage, and improved labor efficiency, partially offset by the effect of inflation on labor compensation and freight charges.

Europe
Net revenues in Europe increased $39.0 million, or 13.9%, to $320.5 million in the three months ended March 27, 2021 from $281.5 million in the three months ended March 28, 2020. The increase was due to a 10% positive impact from foreign exchange and an increase in core revenues of 4%, consisting of favorable volume/mix of 2% and a 2% benefit from pricing.
Adjusted EBITDA in Europe increased $5.5 million, or 23.4%, to $28.8 million in the three months ended March 27, 2021 from $23.3 million in the three months ended March 28, 2020. The increase was primarily due to pricing benefits, the impact from foreign exchange, and lower material usage, partially offset by the effect of inflation on labor compensation.
Australasia
Net revenues in Australasia increased $21.3 million, or 19.2%, to $132.3 million in the three months ended March 27, 2021 from $111.0 million in the three months ended March 28, 2020. The increase was due to a 17% positive impact from foreign exchange and an increase in core revenues of 2%, consisting of favorable volume/mix of 2%.
Adjusted EBITDA in Australasia increased $4.5 million, or 51.3%, to $13.2 million in the three months ended March 27, 2021 from $8.7 million in the three months ended March 28, 2020. The increase was primarily due to improved volume/mix, improved labor efficiency, and the impact from foreign exchange.
Corporate and unallocated costs
Adjusted EBITDA in our corporate and unallocated costs grouping decreased $17.3 million, or 265.5%, to ($23.9) million in the three months ended March 27, 2021 from ($6.5) million in the three months ended March 28, 2020. The decrease in Adjusted EBITDA was primarily due to increased expenses relating to variable compensation, increases in unallocated costs of certain information technology projects and self insurance programs, and the impact of foreign exchange hedges.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of March 27, 2021, we had total liquidity (a non-GAAP measure) of $992.7 million, consisting of $612.8 million in unrestricted cash, $340.4 million available for borrowing under the ABL Facility, and AUD 52.0 million ($39.5 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $1,121.5 million as of December 31, 2020. The decrease in total liquidity was primarily due to the lower cash levels resulting from cash used in operating, investing, and financing activities.
As of March 27, 2021, our cash balances, including $0.5 million of restricted cash, consisted of $330.4 million in the U.S. and $282.9 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and borrowings under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
    We may, from time to time, refinance, reprice, extend, retire or otherwise modify our outstanding debt to lower our interest payments, reduce our debt, or otherwise improve our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, repriced, extended, retired, or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $0.4 million for the three months ended March 27, 2021. A 1.0% increase in interest rates would have increased our interest expense by $1.7 million for the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In the fourth quarter of 2020, we began to include the accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our borrowing base on our U.S. ABL Facility, which increased our availability.
In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity.
As of March 27, 2021, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 - Long-Term Debt in our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 27, 2021	March 28, 2020
Cash provided by (used in):
Operating activities	$(64,881)	$(76,575)
Investing activities	(18,346)	(22,366)
Financing activities	(30,520)	89,290
Effect of changes in exchange rates on cash and cash equivalents	(9,505)	(5,616)
Net change in cash and cash equivalents	$(123,252)	$(15,267)
Cash Flow from Operations
Net cash used in operating activities decreased $11.7 million to $64.9 million in the three months ended March 27, 2021 from $76.6 million in the three months ended March 28, 2020. The decrease in cash used in operating activities was due primarily to working capital and increased earnings, offset by impacts from foreign exchange.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $4.0 million to $18.3 million in the three months ended March 27, 2021 from $22.4 million in the three months ended March 28, 2020 primarily due to a reduction in capital expenditures, partially offset by a reduction in proceeds from the sale of property and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities was $30.5 million in the three months ended March 27, 2021 and consisted primarily of repurchases of our Common Stock of $23.1 million and net debt repayments of $8.6 million.
Net cash provided by financing activities was $89.3 million in the three months ended March 28, 2020 and consisted primarily of net borrowings of $95.0 million, partially offset by repurchases of our Common Stock of $5.0 million.

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
Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements presented in our 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 10-K. Our significant and critical accounting policies have not changed significantly since our 10-K was filed.
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
The Australia Senior Secured Credit Facility also contains restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 9 - Long-Term Debt in our consolidated financial statements.
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of March 27, 2021 was $694.5 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
    Information relating to this item is included within Note 19- Commitments and Contingencies of our financial statements included elsewhere in this 10-Q.

Item 1A - Risk Factors

    There have been no updates to the risk factors previously disclosed in “Part I, Item 1A-Risk Factors” in our 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of Common Stock during the first quarter of 2021 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
January 1, 2021 - January 23, 2021	—	$—	—	$170,000
January 24, 2021 - February 20, 2021	—	$—	—	$170,000
February 21, 2021 - March 27, 2021	809,884	$28.58	809,884	$146,857
Total	809,884	$28.58	809,884

1 Average price paid per share includes costs associated with the repurchases.

2 In April 2018, the Board of Directors authorized a $250 million share repurchase program and on November 4, 2019, the Board of Directors authorized an increase to the remaining authorization to a total of $175.0 million with no expiration.
Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.
10.2*+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.
10.3*+	Form Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.4*+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
+	Indicates management contract or compensatory plan

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: April 30, 2021