Form 10-Q
period 2021-09-25
JELD-WEN Holding, Inc.
filed 2021-11-01
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 91,623,918 shares of Common Stock, par value $0.01 per share, outstanding as of October 28, 2021.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&O	Directors and Officers
DKK	Danish Krone
ERP	Enterprise Resource Planning
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential liability party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
Registration Rights Agreement	The agreement among JELD-WEN Holdings, Inc., Onex and its affiliates, and certain of our directors, executive officers and other pre-IPO stockholders entered into on October 3, 2011, as amended and restated on January 24, 2017 in connection with our IPO, and amended further on May 12, 2017 and November 12, 2017
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, and VPITM . Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Alupan® and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenues	$1,146,585	$1,112,866	$3,484,783	$3,084,399
Cost of sales	918,513	867,972	2,728,855	2,426,465
Gross margin	228,072	244,894	755,928	657,934
Selling, general and administrative	173,774	181,963	554,019	520,874
Impairment and restructuring charges	576	1,319	2,648	10,130
Operating income	53,722	61,612	199,261	126,930
Interest expense, net	19,377	18,784	56,692	54,464
Other (income) expense	(3,251)	1,379	(13,940)	(3,450)
Income before taxes	37,596	41,449	156,509	75,916
Income tax (benefit) expense	(2,946)	15,969	29,772	27,569
Net income	$40,542	$25,480	$126,737	$48,347

Weighted average common shares outstanding:
Basic	95,783,839	100,609,593	98,562,479	100,587,734
Diluted	97,823,658	101,778,952	100,631,125	101,440,963
Net income per share
Basic	$0.42	$0.25	$1.29	$0.48
Diluted	$0.41	$0.25	$1.26	$0.48

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$40,542	$25,480	$126,737	$48,347
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of ($2,000), $0, ($1,987), and $0, respectively	(26,895)	32,879	(54,600)	29,136
Interest rate hedge adjustments, net of tax expense (benefit) of $22, ($88), $508, and ($518), respectively	64	(249)	1,502	(1,505)
Defined benefit pension plans, net of tax expense of $550, $730, $2,033, and $2,423, respectively	2,003	688	5,528	3,535
Total other comprehensive (loss) income, net of tax	(24,828)	33,318	(47,570)	31,166
Comprehensive income	$15,714	$58,798	$79,167	$79,513

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 25, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$443,851	$735,820
Restricted cash	1,074	774
Accounts receivable, net	590,769	477,472
Inventories	601,941	512,228
Other current assets	58,089	34,359
Total current assets	1,695,724	1,760,653
Property and equipment, net	834,688	872,585
Deferred tax assets	200,753	199,194
Goodwill	621,504	639,867
Intangible assets, net	232,858	246,055
Operating lease assets, net	211,283	214,727
Other assets	29,737	31,604
Total assets	$3,826,547	$3,964,685
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$354,131	$269,891
Accrued payroll and benefits	172,673	151,742
Accrued expenses and other current liabilities	365,848	379,289
Current maturities of long-term debt	45,519	66,702
Total current liabilities	938,171	867,624
Long-term debt	1,670,040	1,701,340
Unfunded pension liability	107,060	115,077
Operating lease liability	175,373	177,491
Deferred credits and other liabilities	97,800	91,368
Deferred tax liabilities	7,679	7,321
Total liabilities	2,996,123	2,960,221
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 91,621,565 shares outstanding as of September 25, 2021; 900,000,000 shares authorized, par value $0.01 per share, 100,806,068 shares outstanding as of December 31, 2020	916	1,008
Additional paid-in capital	715,463	690,687
Retained earnings	220,308	371,462
Accumulated other comprehensive loss	(106,263)	(58,693)
Total shareholders’ equity	830,424	1,004,464
Total liabilities and shareholders’ equity	$3,826,547	$3,964,685

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 25, 2021		September 26, 2020
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	99,131,782	$991	100,553,258	$1,005
Shares issued for exercise/vesting of share-based compensation awards	251,952	2	109,125	2
Shares repurchased	(7,762,169)	(77)	—	—
Balance at period end	91,621,565	$916	100,662,383	$1,007
Additional paid-in capital
Balance at beginning of period		$706,787		$680,954
Shares issued for exercise/vesting of share-based compensation awards		3,021		1,141
Amortization of share-based compensation		6,328		2,767
Balance at period end		716,136		684,862
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$715,463		$684,189
Retained earnings
Balance at beginning of period		$400,783		$302,743
Shares repurchased		(221,017)		—
Net income		40,542		25,480
Balance at period end		$220,308		$328,223
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(81,435)		$(153,427)
Foreign currency adjustments		(26,895)		32,879
Unrealized gain (loss) on interest rate hedges		64		(249)
Net actuarial pension gain		2,003		688
Balance at period end		$(106,263)		$(120,109)

Total shareholders’ equity at period end		$830,424		$893,310

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 25, 2021		September 26, 2020
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,806,068	$1,008	100,668,003	$1,007
Shares issued for exercise/vesting of share-based compensation awards	612,760	6	284,265	4
Shares repurchased	(9,749,810)	(97)	(265,589)	(3)
Shares surrendered for tax obligations for employee share-based transactions	(47,453)	(1)	(24,296)	(1)
Balance at period end	91,621,565	$916	100,662,383	$1,007
Additional paid-in capital
Balance at beginning of period		$691,360		$672,445
Shares issued for exercise/vesting of share-based compensation awards		5,344		1,218
Shares surrendered for tax obligations for employee share-based transactions		(1,277)		(464)
Amortization of share-based compensation		20,709		11,663
Balance at period end		716,136		684,862
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$715,463		$684,189
Retained earnings
Balance at beginning of period		$371,462		$290,583
Shares repurchased		(277,891)		(4,997)
Adoption of new accounting standard ASU No. 2016-13		—		(5,710)
Net income		126,737		48,347
Balance at period end		$220,308		$328,223
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(58,693)		$(151,275)
Foreign currency adjustments		(54,600)		29,136
Unrealized gain (loss) on interest rate hedges		1,502		(1,505)
Net actuarial pension gain		5,528		3,535
Balance at period end		$(106,263)		$(120,109)

Total shareholders’ equity at period end		$830,424		$893,310

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
OPERATING ACTIVITIES
Net income	$126,737	$48,347
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	103,336	99,755
Deferred income taxes	(2,701)	(1,844)
Loss (gain) on sale or disposal of business units, property, and equipment	923	(2,697)
Adjustment to carrying value of assets	1,916	5,675
Amortization of deferred financing costs	2,296	1,890
Loss on extinguishment of debt	1,001	—
Stock-based compensation	20,709	11,662
Contributions to U.S. pension plan	—	(4,399)
Amortization of U.S. pension expense	6,975	5,175
Other items, net	(4,335)	20,034
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(123,860)	(97,179)
Inventories	(98,790)	(2,045)
Other assets	(14,683)	(3,668)
Accounts payable and accrued expenses	114,109	114,748
Change in short term and long-term tax liabilities	1,651	15,127
Net cash provided by operating activities	135,284	210,581
INVESTING ACTIVITIES
Purchases of property and equipment	(59,155)	(50,628)
Proceeds from sale of business units, property and equipment	3,141	9,248
Purchase of intangible assets	(14,576)	(16,268)
Cash received for notes receivable	2,132	538
Net cash used in investing activities	(68,458)	(57,110)
FINANCING ACTIVITIES
Change in long-term debt	(72,243)	221,642
Common stock issued for exercise of options	5,350	1,222
Common stock repurchased	(277,988)	(5,000)
Payments to tax authorities for employee share-based compensation	(1,278)	(756)
Net cash (used in) provided by financing activities	(346,159)	217,108
Effect of foreign currency exchange rates on cash	(12,336)	6,156
Net (decrease) increase in cash and cash equivalents	(291,669)	376,735
Cash, cash equivalents and restricted cash, beginning	736,594	229,876
Cash, cash equivalents and restricted cash, ending	$444,925	$606,611
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 25, 2021 and for the three and nine months ended September 25, 2021 and September 26, 2020, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 25, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Ownership – As of December 31, 2020, Onex owned approximately 33% of the outstanding shares of our Common Stock. On March 1, 2021, May 10, 2021, and August 16, 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of 8,000,000, 10,000,000, 14,883,094 shares of our Common Stock, respectively, in underwritten public offerings (the “Secondary Offerings”), and as provided under the terms of the Registration Rights Agreement, we were responsible for all related fees and expenses except for the underwriters’ discounts and commissions, which were paid by Onex. The Secondary Offerings were completed on March 3, 2021, May 13, 2021, and August 18, 2021. After the Secondary Offerings, Onex held approximately 25%, 15%, and 0% of our outstanding shares of Common Stock, respectively. In addition, in connection with the Secondary Offerings, the Company purchased from the underwriter 800,000, 1,000,000, and 7,017,543 of the aggregate shares of our Common Stock that were the subject of the Secondary Offerings at a price per share of $28.61, $28.80, and $28.50, respectively, which is the price at which the underwriter purchased the shares from Onex in the Secondary Offerings.
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

COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assist companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was the CARES Act in the U.S., which included a provision that allows employers to defer the remittance of the employer portion of the social security tax. The deferred employment tax must be paid over two years, with half of the amount required to be paid by December 31, 2021 and the other half by December 31, 2022. For the year ended December 31, 2020, the Company deferred $20.9 million of the employer portion of social security tax. As of September 25, 2021 and December 31, 2020, $10.4 million is included in accrued payroll and benefits and the remaining is included in deferred credits and other liabilities and in the consolidated balance sheet. For our Europe and Australasia regions, the deferrals totaled approximately $3.7 million and $1.0 million, respectively, at September 25, 2021 and $11.5 million and $1.8 million, respectively at December 31, 2020. The impact of the CARES Act and similar legislation in prospective periods may differ from our estimates as of September 25, 2021 due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in respect to these measures. The CARES Act and similar legislation in other jurisdictions are highly detailed and we will continue to assess the impact that various provisions will have on our business.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate return. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. We currently do not expect this guidance to have a significant impact on our consolidated financial statements. Refer to Note 17 – Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
At September 25, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $13.1 million and $12.9 million, respectively.

Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 25, 2021	December 31, 2020
Raw materials	$442,772	$382,698
Work in process	41,564	35,712
Finished goods	117,605	93,818
Total inventories	$601,941	$512,228
Note 4. Property and Equipment, Net

(amounts in thousands)	September 25, 2021	December 31, 2020
Property and equipment	$2,225,587	$2,222,008
Accumulated depreciation	(1,390,899)	(1,349,423)
Total property and equipment, net	$834,688	$872,585
We recorded impairment charges of $0.7 million and $1.8 million for the three and nine months ended September 25, 2021, respectively. We recorded impairment charges of $0.6 million and $2.1 million for the three and nine months ended September 26, 2020, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of sales	$22,777	$22,242	$69,020	$65,767
Selling, general and administrative	2,150	2,586	6,944	7,254
Total depreciation expense	$24,927	$24,828	$75,964	$73,021
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2020	$247,650	$303,397	$88,820	$639,867
Currency translation	37	(13,858)	(4,542)	(18,363)
Balance as of September 25, 2021	$247,687	$289,539	$84,278	$621,504

Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 25, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$150,750	$(74,522)	$76,228
Software	119,197	(33,664)	85,533
Trademarks and trade names	58,854	(11,508)	47,346
Patents, licenses and rights	46,595	(22,844)	23,751
Total amortizable intangibles	$375,396	$(142,538)	$232,858

	December 31, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$155,006	$(68,186)	$86,820
Software	106,697	(26,801)	79,896
Trademarks and trade names	60,699	(9,821)	50,878
Patents, licenses and rights	48,759	(20,298)	28,461
Total amortizable intangibles	$371,161	$(125,106)	$246,055
Through September 25, 2021, we have capitalized software costs of $88.7 million related to the application development stage of our global ERP system implementation, including $12.7 million during the nine months ended September 25, 2021. In March 2020, we impaired $3.4 million of capitalized software within impairment and restructuring charges in the accompanying unaudited consolidated statements of operations due to delays in implementation of certain ERP modules and the uncertainty of its future. In the third quarter of 2020, we reduced the estimated useful life of our initial ERP instance from 15 years to 10 years to align with our current plans for our future global ERP system. In the fourth quarter of 2020, we placed in service and began amortizing our current global ERP instance over its estimated useful life of 10 years. As of September 25, 2021, we have placed $79.8 million in service and are amortizing the cost of our global ERP system over its estimated useful life.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Amortization expense	$8,373	$7,098	$24,727	$20,345

Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 25, 2021	December 31, 2020
Accrued sales and advertising rebates	$91,181	$87,030
Legal claims provision	68,453	108,629
Current portion of operating lease liability	44,865	44,319
Non-income related taxes	35,782	31,436
Accrued expenses	28,720	15,751
Current portion of warranty liability (Note 8)	22,545	21,766
Accrued freight	20,692	18,967
Accrued interest payable	17,411	3,681
Deferred revenue	13,715	13,453
Current portion of accrued claim costs relating to self-insurance programs	11,964	11,882
Accrued income taxes payable	7,041	11,224
Current portion of derivative liability (Note 17)	3,077	9,778
Current portion of restructuring accrual (Note 15)	402	1,373
Total accrued expenses and other current liabilities	$365,848	$379,289
The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 19 – Commitments and Contingencies.
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	September 25, 2021	September 26, 2020
Balance as of January 1	$52,296	$49,716
Current period charges	21,143	16,793
Experience adjustments	3,306	1,831
Payments	(23,327)	(17,162)
Currency translation	(203)	(145)
Balance at period end	53,215	51,033
Current portion	(22,545)	(20,763)
Long-term portion	$30,670	$30,270
The most significant component of our warranty liability is in the North America segment, which totaled $46.5 million at September 25, 2021, after discounting future estimated cash flows at rates between 0.53% and 4.75%. Without discounting, the liability would have been higher by approximately $2.2 million.

Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 25, 2021	September 25, 2021	December 31, 2020
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 2.33%	550,400	588,881
Finance leases and other financing arrangements	1.15% - 5.95%	103,890	113,174
Mortgage notes	1.65%	26,759	29,296
Total Debt		1,731,049	1,781,351
Unamortized debt issuance costs and original issue discounts		(15,490)	(13,309)
Current maturities of long-term debt		(45,519)	(66,702)
Long-term debt		$1,670,040	$1,701,340
Summaries of our significant changes to outstanding debt agreements as of September 25, 2021 are as follows:
Senior Secured Notes and Senior Notes
In May 2020, we issued $250.0 million of Senior Secured Notes bearing interest at 6.25% and maturing in May 2025 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance, including an underwriting fee of 1.25%. Interest is payable semiannually, in arrears, each May and November through maturity, which began November 2020.
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Term Loans
U.S. Facility - In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility, which resulted in a principal balance of $440.0 million. These re-priced term loans were offered at par and bore interest at the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by our corporate credit ratings. This amendment also modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility.
In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150.0 million of our term loans. The caps became effective March 2019 and expire December 2021.
In September 2019, we amended the Term Loan Facility to provide for an incremental aggregate principal amount of $125.0 million and used the proceeds primarily to repay $115.0 million of outstanding borrowings under the ABL Facility. The proceeds were net of the original issue discount of 0.5%, or $0.6 million, as well as $0.6 million in fees and expenses associated with the debt issuance. This amendment required that approximately $1.4 million of the aggregate principal amount be repaid quarterly until the maturity date.
In July 2021, we amended the Term Loan Facility to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but are subject to a 1.00% premium during the first six months. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of September 25, 2021, the outstanding principal balance, net of original issue discount, was $548.6 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 17 – Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility, bore interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, and included a line fee of 1.25% on the commitment amount and was set to mature in February 2023. During the second quarter of 2021, we repaid the outstanding principal balance of AUD 50.0 million ($38.4 million) and terminated the term loan commitment. There are no additional borrowings permitted under this facility.
Both the term loan and non-term loan portions of the Australia Senior Secured Credit Facility are or were secured by guarantees of JWA and its subsidiaries, fixed and floating charges on the assets of JWA group, and mortgages on certain real properties owned by the JWA group. The combined agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits acquisitions without the bank’s consent.
Revolving Credit Facilities
ABL Facility - In December 2019, we amended the ABL facility, at the time a $400.0 million asset-based loan revolving credit facility which would have matured in December 2022, which did not have a financial impact. This facility previously bore interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and share repurchases, as well as customary events of default and remedies.
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
In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount that could be allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR plus a margin of 1.25% to 1.50% depending on excess availability. As of September 25, 2021, we had no outstanding borrowings, $36.5 million in letters of credit and $372.2 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of 12 months or less. The interchangeable facility no longer has a set maturity date but is instead subject to an annual review. In May 2020, we amended the Australia Senior Secured Credit Facility to relax certain financial covenants and renew the non-term loan portion of the facility subject to an annual review, the next of which will occur in June 2022. The amended non-term loan portion of the facility bore line fees of 0.70%, compared to a line fee of 0.50% under the previous amendment. As of September 25, 2021, we had AUD 23.0 million ($16.7 million) available under this facility.
The amendment also provided for a supplemental AUD 30.0 million floating rate revolving loan facility to be used for loans bearing interest at BBSY plus a margin of 1.10%, and a line fee of 0.90%. The supplemental facility matured on June 30, 2021 and was not renewed.
At September 25, 2021, we had combined borrowing availability of $388.9 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. As of September 25, 2021, we had DKK 169.5 million ($26.8 million) outstanding under these notes.

Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of September 25, 2021, we had $103.9 million outstanding in this category, with maturities ranging from 2021 to 2028.
As of September 25, 2021, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 10. Income Taxes

The Company previously completed its accounting for the income tax effects of the Tax Act. We have considered ongoing developments released through the date hereof and determined that they have no material impact on our tax accounts for the nine months ended September 25, 2021. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.
The effective income tax rate for continuing operations was (7.8)% and 19.0% for the three and nine months ended September 25, 2021, respectively, compared to 38.5% and 36.3% for the three and nine months ended September 26, 2020, respectively. In accordance with ASC 740-270, we recorded a tax benefit of $2.9 million and tax expense of $29.8 million from operations in the three and nine months ended September 25, 2021, respectively, compared to a tax expense of $16.0 million and $27.6 million in the three and nine months ended September 26, 2020, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit for discrete items included in the tax provision for continuing operations for the three months ended September 25, 2021 was $9.3 million, compared to $0.8 million for the three months ended September 26, 2020. The discrete amounts for the three months ended September 25, 2021 were comprised primarily of $12.3 million of tax benefit attributed to certain return-to-provision adjustments primarily related to the impact of GILTI, $2.0 million of tax benefit attributable to research and development tax credits, partially offset by $4.4 million tax expense attributable to removing our assertion on certain undistributed foreign earnings, which is further discussed below, and $0.4 million tax expense attributable to current period interest expense on uncertain tax positions. The discrete amounts for the three months ended September 26, 2020 were comprised primarily of tax benefit of $0.5 million attributed to certain return-to-provision adjustments primarily in the U.S. and $0.6 million attributed to the deferred tax impact of tax rate increases, partially offset by tax expense of $0.3 million attributable to interest expense on uncertain tax positions.
The tax benefit related to discrete items included in the tax provision for continuing operations for the nine months ended September 25, 2021 was $10.9 million, compared to $2.9 million for the nine months ended September 26, 2020. The discrete tax benefits for the nine months ended September 25, 2021 were comprised primarily of $12.2 million of tax benefit attributed to certain return-to-provision adjustments primarily related to the impact of GILTI, $2.0 million of tax benefit attributable to research and development tax credits, $1.8 million of tax benefit related to future changes to the UK tax rate, a tax benefit of $0.4 million attributable to a windfall tax deduction on share-based compensation, partially offset by $4.4 million tax expense attributable to removing our assertion on certain undistributed foreign earnings, which is further discussed below, and $1.0 million tax expense attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the nine months ended September 26, 2020 were comprised primarily of $3.9 million of tax benefit attributed to the expiration of the statute of limitations on certain years in Estonia, $0.5 million attributed to certain return-to-provision adjustments primarily in the U.S., and $0.3 million for the deferred tax impact of tax rate changes, partially offset by $1.4 million attributable to interest expense on uncertain tax positions and $0.4 million attributable to the shortfall recognized from exercises and forfeitures from share-based compensation awards.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $25.0 million and $17.0 million as of September 25, 2021 and December 31, 2020, respectively. The increase is primarily related to an increase in management’s assessment of a potential liability as a result of ongoing tax audit discussions in Europe as well as uncertainty on historical years’ research and development tax credits. In addition, during the year, the Company recorded a deferred tax asset to reflect certain benefits that should result from agreements currently in place between members of the E.U.

The Company continually evaluates its global cash needs and has historically asserted that most of its unremitted foreign earnings are permanently reinvested and did not record deferred taxes on such amounts. During the third quarter of 2021, the Company determined that it could no longer make this assertion as cash from foreign subsidiaries may be remitted in the foreseeable future. As a result, the Company removed its indefinite reinvestment assertion on a majority of unremitted earnings and certain other aspects of outside basis differences in its foreign subsidiaries and has recorded the deferred tax impacts in the period to account for potential withholdings and income taxes. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. For the portion of our outside basis in foreign subsidiaries that we maintain an indefinite reinvestment assertion, we hold a combined book-over tax basis difference of $247.4 million as of September 25, 2021 and $449.4 million as of December 31, 2020. We estimate potential withholding and income taxes of $11.5 million on the portion of our outside basis difference in foreign subsidiaries for which we continue to make an indefinite reinvestment assertion, compared to $22.0 million as of December 31, 2020. The Company continues to evaluate its cash needs and may update its assertion in future periods.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 25, 2021
Total net revenues	$676,937	$324,169	$151,382	$1,152,488	$—	$1,152,488
Intersegment net revenues	(144)	(1,615)	(4,144)	(5,903)	—	(5,903)
Net revenues from external customers	$676,793	$322,554	$147,238	$1,146,585	$—	$1,146,585
Impairment and restructuring charges	114	314	169	597	(21)	576
Adjusted EBITDA	76,889	23,780	17,565	118,234	(19,362)	98,872
Three Months Ended September 26, 2020
Total net revenues	$662,917	$311,218	$142,004	$1,116,139	$—	$1,116,139
Intersegment net revenues	(227)	(245)	(2,801)	(3,273)	—	(3,273)
Net revenues from external customers	$662,690	$310,973	$139,203	$1,112,866	$—	$1,112,866
Impairment and restructuring charges	1,020	506	(174)	1,352	(33)	1,319
Adjusted EBITDA	92,411	39,970	18,494	150,875	(20,125)	130,750

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 25, 2021
Total net revenues	$2,057,081	$995,451	$447,379	$3,499,911	$—	$3,499,911
Intersegment net revenues	(545)	(2,635)	(11,948)	(15,128)	—	(15,128)
Net revenues from external customers	$2,056,536	$992,816	$435,431	$3,484,783	$—	$3,484,783
Impairment and restructuring charges	1,030	1,441	253	2,724	(76)	2,648
Adjusted EBITDA	272,002	92,358	48,759	413,119	(68,094)	345,025
Nine Months Ended September 26, 2020
Total net revenues	$1,858,310	$855,198	$379,693	$3,093,201	$—	$3,093,201
Intersegment net revenues	(771)	(1,208)	(6,823)	(8,802)	—	(8,802)
Net revenues from external customers	$1,857,539	$853,990	$372,870	$3,084,399	$—	$3,084,399
Impairment and restructuring charges	3,229	2,660	923	6,812	3,318	10,130
Adjusted EBITDA	232,516	91,650	42,454	366,620	(35,644)	330,976

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$40,542	$25,480	$126,737	$48,347
Income tax (benefit) expense	(2,946)	15,969	29,772	27,569
Depreciation and amortization	33,661	33,538	103,336	99,755
Interest expense, net	19,377	18,784	56,692	54,464
Impairment and restructuring charges(1)	1,124	1,355	3,466	10,393
Loss (gain) on sale of property and equipment	561	(287)	993	(2,697)
Share-based compensation expense	6,328	2,767	20,709	11,662
Non-cash foreign exchange transaction/translation (income) loss	(2,812)	2,963	(16,308)	10,558
Other items (2)	1,695	30,181	18,286	70,755
Costs relating to debt restructuring and debt refinancing	1,342	—	1,342	170
Adjusted EBITDA	$98,872	$130,750	$345,025	$330,976
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in our accompanying unaudited consolidated statements of operations were $548 and $36 for the three months ended September 25, 2021 and September 26, 2020, respectively, and $818 and $263 for the nine months ended September 25, 2021 and September 26, 2020, respectively. For further explanation of impairment and restructuring charges that are included in our unaudited consolidated statements of operations, see Note 15 - Impairment and Restructuring Charges in our financial statements.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended September 25, 2021 (1) $357 in legal costs and professional expenses relating primarily to litigation and (2) $1,122 in facility closure, consolidation, startup, and other related costs; (ii) in the three months ended September 26, 2020 (1) $27,760 in legal costs and professional expenses relating primarily to litigation, (2) $1,289 in facility closure, consolidation, startup, and other related costs, and (3) $1,142 of realized losses on hedges of intercompany notes; (iii) in the nine months ended September 25, 2021 (1) $15,702 in legal costs and professional expenses relating primarily to litigation and (2) $1,905 in facility closure, consolidation, startup, and other related costs; (iv) in the nine months ended September 26, 2020 (1) $62,460 in legal costs and professional expenses relating primarily to litigation, (2) $5,366 in facility closure, consolidation, startup, and other related costs, (3) $1,235 in one-time lease termination charges, and (4) $1,142 of realized losses on hedges of intercompany notes.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 25, 2021 and December 31, 2020 with a total original issuance value of $12.4 million.
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
On July 27, 2021, the Board of Directors authorized an increase to the remaining authorization to a total of $400.0 million with no expiration date. As of September 25, 2021, $178.9 million was remaining under the repurchase program.
During the three and nine months ended September 25, 2021, we repurchased 7,762,169 and 9,749,810 shares of our Common Stock, respectively, at an average price per share of $28.48 and $28.51, respectively. We did not repurchase shares during the three months ended September 26, 2020. During the nine months ended September 26, 2020, we repurchased 265,589 shares of our Common Stock at an average price per share of $18.83.

Note 13. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Weighted average outstanding shares of Common Stock basic	95,783,839	100,609,593	98,562,479	100,587,734
Restricted stock units, performance share units, and options to purchase Common Stock	2,039,819	1,169,359	2,068,646	853,229
Weighted average outstanding shares of Common Stock diluted	97,823,658	101,778,952	100,631,125	101,440,963
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Common Stock options	1,289,635	1,707,245	1,157,780	1,800,778
Restricted stock units	11,123	419,097	9,699	396,631
Performance share units	—	270,827	134,402	306,526

Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 25, 2021		September 26, 2020
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	—	$—
Options canceled	24,434	$30.30	43,179	$27.73
Options exercised	217,409	$13.89	97,150	$11.75

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	8,046	$24.85	169,288	$16.48
PSUs granted	—	$—	—	$—

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	309,902	$29.01	407,607	$24.30
Options canceled	50,036	$29.20	159,354	$26.51
Options exercised	370,982	$14.35	201,530	$11.68

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	650,655	$29.10	856,203	$19.59
PSUs granted	165,749	$30.70	311,275	$25.50
Stock-based compensation expense was $6.3 million and $20.7 million for the three and nine months ended September 25, 2021, respectively, and $2.8 million and $11.7 million for the three and nine months ended September 26, 2020, respectively. As of September 25, 2021, we had $30.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.53 years.
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

The following table summarizes the restructuring charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 25, 2021
Restructuring costs	$(30)	$(191)	$77	$(21)	$(165)
Impairments	144	505	92	—	741
Total impairment and restructuring charges	$114	$314	$169	$(21)	$576
Three Months Ended September 26, 2020
Restructuring costs	$569	$447	$(264)	$(33)	$719
Impairments	451	59	90	—	600
Total impairment and restructuring charges	$1,020	$506	$(174)	$(33)	$1,319

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 25, 2021
Restructuring costs	$(34)	$681	$161	$(76)	$732
Impairments	1,064	760	92	—	1,916
Total impairment and restructuring charges	$1,030	$1,441	$253	$(76)	$2,648
Nine Months Ended September 26, 2020
Restructuring costs	$2,021	$1,706	$769	$(41)	$4,455
Impairments	1,208	954	154	3,359	5,675
Total impairment and restructuring charges	$3,229	$2,660	$923	$3,318	$10,130
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	September 25, 2021	September 26, 2020
Balance as of January 1	$1,377	$7,043
Current period charges	732	4,455
Payments	(1,653)	(9,973)
Currency translation	(50)	136
Balance at period end	$406	$1,661

Note 16. Other (Income) Expense
The table below summarizes the amounts included in other income in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Foreign currency (gains) losses	$(3,195)	$4,316	$(12,131)	$8,390
Loss on extinguishment of debt	1,342	—	1,342	—
Governmental pandemic assistance reimbursement	(828)	(1,493)	(1,327)	(7,374)
Loss (gain) on sale or disposal of business units, property, and equipment	561	(287)	923	(2,697)
Pension (income) expense	(34)	344	(110)	975
Other items	(1,097)	(244)	(2,637)	(1,487)
Insurance Reimbursement	—	(1,257)	—	(1,257)
Total other (income) expense	$(3,251)	$1,379	$(13,940)	$(3,450)
Governmental pandemic assistance reimbursement for the three and nine months ended September 25, 2021 and September 26, 2020 primarily consisted of cash received or recognized from governmental pandemic assistance programs within our North America and Europe segments as a result of COVID-19.
Note 17. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $115.7 million. We have foreign currency derivative contracts, with a total notional amount of $8.7 million, to hedge the effects of translation gains and losses on intercompany loans and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $111.7 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other (income) expense. We recorded mark-to-market gains of $3.0 million and $8.8 million in the three and nine months ended September 25, 2021, respectively, and losses of $0.2 million and gains of $3.0 million in the three and nine months ended September 26, 2020, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% paid against one-month USD LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 25, 2021. We recorded pre-tax mark-to-market losses in other comprehensive income of $0.1 million during the three months ended September 25, 2021, pre-tax mark-to-market gains of $1.3 million during the nine months ended September 25, 2021, and pre-tax mark-to-market losses of $0.5 million and $2.2 million during the three and nine months ended September 26, 2020, respectively. We reclassified losses of $0.2 million and $0.7 million previously recorded in other comprehensive income to interest expense during the three and nine months ended September 25, 2021, respectively. We reclassified $0.2 million previously recorded in other comprehensive income to interest expense during the three and nine months ended September 26, 2020.
As of September 25, 2021, approximately $1.2 million is expected to be reclassified to interest income over the next 12 months.

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
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month USD LIBOR, each with a cap rate of 3.00%. These caps have a combined notional amount of $150.0 million, became effective in March 2019, and terminate in December 2021. We have not elected hedge accounting and have recorded insignificant mark-to-market adjustments in the three and nine months ended September 25, 2021 and September 26, 2020.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 25, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,085	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,672	$542

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	September 25, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$928	$955
Interest rate contracts	Deferred credits and other liabilities	$—	$897
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,149	$8,823
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	September 25, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$143,630	$143,630	$—	$143,630	$—
Derivative assets, recorded in other current assets	2,672	2,672	—	2,672	—
Derivative assets, recorded in other assets	1,085	1,085	—	1,085	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,731,049	$1,773,626	$—	$1,773,626	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	3,077	3,077	—	3,077	—
Derivative liabilities, recorded in deferred credits and other liabilities	—	—	—	—	—

	December 31, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$380,236	$380,236	$—	$380,236	$—
Derivative assets, recorded in other current assets	542	542	—	542	—
Derivative assets, recorded in other assets	—	—	—	—	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,781,351	$1,834,057	$—	$1,834,057	$—
Derivative liabilities, recorded in accrued expenses and other current assets	9,778	9,778	—	9,778	—
Derivative liabilities, recorded in deferred credits and other liabilities	897	897	—	897	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 17- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of September 25, 2021 or December 31, 2020.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 25, 2021 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act, and found that JWI breached the supply agreement between the parties (the “Original Action”). The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.
During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages, and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas (the “Steves Texas Trade Secret Theft Action”). On September 11, 2019, JELD-WEN filed a notice of appeal of the Eastern District of Virginia’s injunction to the Fourth Circuit Court of Appeals (the “Fourth Circuit”).
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
On April 12, 2019, Steves filed a petition requesting an award of its fees and a bill of costs, seeking $28.4 million in attorneys’ fees and $1.7 million in costs in connection with the Original Action. On November 19, 2019, the presiding judge entered an order for further relief awarding Steves an additional $7.1 million in damages for pricing differences from the date of the underlying jury verdict through May 31, 2019 (the “Pricing Action”). We also appealed that ruling. On April 14, 2020, Steves filed a motion for further supplemental relief for pricing differences from the date of the prior order and going forward through the end of the parties’ current supply agreement (the “Future Pricing Action”). We opposed that request for further relief.
JELD-WEN filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit on May 29, 2020. On February 18, 2021, the Fourth Circuit issued its decision on appeal in the Original Action, affirming the Amended Final Judgment Order in part and vacating and remanding in part. The Fourth Circuit vacated the Eastern District of Virginia’s alternative $139.4 million lost-profits award, holding that award was premature because Steves has not suffered the purported injury on which its claim for future lost profits rests. The Fourth Circuit also vacated the Eastern District of Virginia’s judgment for Sam Steves, Edward Steves, and John Pierce on JELD-WEN’s trade secrets claims. The Fourth Circuit affirmed the Eastern District of Virginia’s finding of antitrust injury and its award of $36.5 million in past antitrust damages. It also affirmed the Eastern District of Virginia’s divestiture order, while clarifying that JELD-WEN retains the right to challenge the terms of any divestiture, including whether a sale to any particular buyer will serve the public interest, and made clear that the Eastern District of Virginia may need to revisit its divestiture order if the special master who has been appointed by the presiding judge cannot locate a satisfactory buyer. JELD-WEN then filed a motion for rehearing en banc with the Fourth Circuit that was denied on March 22, 2021.
Following a thorough review, and consistent with our practice, we concluded that it is in the best interest of the Company and its stakeholders to move forward with the divestiture of the Company’s Towanda, PA operations and certain related assets. Although the Company did not seek Supreme Court review of the Fourth Circuit’s February 18, 2021 decision, the Company retains the legal right to challenge the divestiture process and the final divestiture order. It is not possible at this time to estimate the ultimate impact of any final divestiture, and there can be no guarantee that the divestiture will be consummated. The divestiture process is ongoing, and the special master is overseeing this process. Although the Company has decided to divest, we continue to believe that Steves’ claims lacked merit and that it was not entitled to the extraordinary remedy of divestiture. We continue to believe that the judgment in accordance with the verdict was improper under applicable law.
During the pendency of the Original Action, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the Eastern District of Virginia alleging that we breached the long-term supply agreement between the parties, including, among other claims, by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction, and the parties settled the issues underlying the preliminary injunction on April 30, 2020 and the Company reserved the right to appeal the ruling in the Fourth Circuit. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that, by its terms, ended on September 10, 2021. This settlement had no effect on the Original Action between the parties except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action would apply to the amended supply agreement during the pendency of the appeal of the Original Action. On April 2, 2021, JWI and Steves filed a stipulation regarding the amended supply agreement in the Original Action, stating that regardless of whether the case remains on appeal as of September 10, 2021, and absent further order of the court, the amended supply agreement would be extended until the divestiture of the Company’s Towanda, PA operations and certain related assets is complete and Steves’ new supply agreement with the company that acquires Towanda is in effect.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
On October 7, 2021, we entered into a settlement agreement with Steves to resolve the following: (i) Steves’ past and any future claims for attorneys’ fees, expenses, and costs in connection with the Original Action, except that Steves and JWI each reserved the right to seek attorneys’ fees arising out of any challenge of the divestiture process or the final divestiture order; (ii) the Steves Texas Trade Secret Theft Action and the related Fourth Circuit appeal of the Eastern District of Virginia’s injunction in the Original Action; (iii) the past damages award in the Original Action; and (iv) any and all claims and counterclaims, known or unknown, that were asserted or could have been asserted against each other from the beginning of time through the date of the settlement agreement. As a result of the settlement, the parties filed a stipulated notice of satisfaction of the past antitrust damages judgment and a stipulated notice of settlement of Steves’ claim for attorneys’ fees, expenses, and costs against JWI in the Original Action, and Steves filed a notice of withdrawal of its motion for attorneys’ fees and expenses and bill of costs in the Original Action. The Company also filed a notice of dismissal with prejudice and agreed to take no judgment in the Steves Texas Trade Secret Theft Action, and the parties filed a joint agreement for dismissal of the injunction appeal in the Fourth Circuit. We are required to pay $66.4 million under the settlement agreement by November 3, 2021, which is currently included in our accrued expenses and other current liabilities.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities (“Cambridge”). The lawsuit seeks compensatory damages, equitable relief, and an award of attorneys’ fees and costs. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020, which was denied on October 26, 2020. On January 19, 2021, the plaintiffs filed a motion for class certification, which we opposed on February 2, 2021. The court granted the plaintiffs’ motion for class certification on March 29, 2021. On April 12, 2021, we filed a petition to seek the Fourth Circuit’s permission to appeal this class certification opinion.
On April 20, 2021, the parties reached an agreement in principle to resolve this securities class action. The agreement contemplates a full release of claims through the date of preliminary court approval of the settlement in exchange for a payment of $39.5 million funded by the Company’s D&O carriers. On April 21, 2021, the parties jointly informed the court of their agreement, and the court stayed all deadlines in the case. As part of the settlement agreement, on April 22, 2021, we withdrew our petition to the Fourth Circuit for its permission to appeal the district court’s class certification opinion. On June 4, 2021, the parties filed their stipulation of dismissal of the action and the plaintiffs’ motion for preliminary approval of the settlement agreement. The Company continues to believe that the plaintiffs’ claims lack merit and has denied any liability or wrongdoing for the claims made against the Company. The settlement agreement remains subject to court approval and other conditions. On July 27, 2021, the Eastern District of Virginia preliminarily approved the settlement agreement, and the hearing for final approval is scheduled to be held on November 22, 2021.
In re JELD-WEN Holding, Inc. Derivative Litigation – On February 2, 2021, Jason Aldridge, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company, alleging that the individual defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as violations of Section 14(a) and 20(a) of the Exchange

Act, unjust enrichment, and waste of corporate assets (“Aldridge”). The lawsuit seeks compensatory damages, equitable relief, and an award of attorneys’ fees and costs. The parties sought a stay of the Aldridge action. On April 19, 2021, the court denied the parties’ motion to stay and, instead, ordered the plaintiff to file an amended complaint that complied with court rules or the matter would be dismissed. The plaintiff filed an amended complaint on May 10, 2021.
On June 21, 2021, prior to a response from the Company in the Aldridge action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex Corporation, alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as insider trading, and unjust enrichment (“Black”). The lawsuit seeks compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The plaintiffs in the Black and Aldridge actions sought to consolidate the lawsuits on July 16, 2021, which was granted by the court on the same day. On August 16, 2021, the plaintiffs designated the Black complaint as the operative complaint in the consolidated derivative action.
The Company believes the claims in the consolidated derivative action lack merit and intends to defend against the action.
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
On August 31, 2020, JELD-WEN and Masonite entered into a settlement agreement with the putative Direct Purchaser class to resolve the Direct Purchaser Action. In exchange for a full release of claims through the date of preliminary court approval of the settlement, each defendant originally agreed to pay $28.0 million to the named plaintiffs and the settlement class. On January 27, 2021, the parties to the Direct Purchaser Action revised the settlement agreement to modify certain terms, and each defendant agreed to pay a total of $30.8 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the date of preliminary approval of the revised settlement, which the court granted on February 5, 2021. In addition, on September 4, 2020, JELD-WEN and Masonite entered into a separate settlement agreement with the putative Indirect Purchaser class to resolve the Indirect Purchaser Action. Each defendant agreed to pay $9.75 million to the named plaintiffs and the settlement class in exchange for a full release of claims through the execution date of the settlement agreement, and the court granted preliminary approval of this settlement in the Indirect Purchaser Action. The final fairness hearing in the Direct Purchaser Action was held on June 2, 2021, and the court entered a final approval order and judgment on June 3, 2021. On June 17, 2021, the Company made the settlement payment to the named plaintiffs and the settlement class in the Direct Purchaser Action. The deadline to appeal the entry of the final approval order and judgment was July 7, 2021, and no party or class member filed an appeal. The final fairness hearing in the Indirect Purchaser Action was held on July 26, 2021 and the court issued a final approval order and judgment on July 27, 2021. On August 10, 2021, the Company made the settlement payment to the named plaintiffs and the settlement class in the Indirect Purchaser Action. The deadline to appeal the entry of the final approval order and judgment was August 26, 2021, and no party or class member filed an appeal. The Company continues to believe that the plaintiffs’ claims lacked merit and has denied any liability or wrongdoing for the claims made against the Company.
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action noticed a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. We do not anticipate a hearing on the certification of the Federal Court Action before the middle of 2022. The Company believes both the Quebec Action and the Federal Court Action lack merit and intends to vigorously defend against them.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 7 – Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 25, 2021 and December 31, 2020, our accrued liability for self-insured risks was $84.4 million and $81.0 million, respectively.
Indemnifications – At September 25, 2021, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $118.1 million and $122.7 million at September 25, 2021 and December 31, 2020, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at September 25, 2021 and $0.7 million at December 31, 2020. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $8.3 million at September 25, 2021 and December 31, 2020.
Everett, Washington WADOE Action –In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at our former manufacturing site in Everett, Washington. As part of this agreement, we also agreed to develop a CAP, arising from the feasibility assessment, and in December 2020, we submitted to the WADOE a draft feasibility assessment which we considered substantially complete containing remedial alternatives ranging from $8.3 million to $57.0 million. In January 2021, we provided the WADOE with a revised draft of our feasibility assessment and received comments from the WADOE in February 2021. We responded to the WADOE’s comments and submitted our revised draft of our feasibility assessment to the WADOE in April 2021. On June 3, 2021, the WADOE submitted the draft final feasibility assessment for a 30-day public comment period. On June 7, 2021, the WADOE named the Port of Everett as a PLP with respect to this matter, and the WADOE extended the public comment period until August 5, 2021 at the request of the Port of Everett. Currently, we expect to deliver a draft CAP to the WADOE in December 2021, which the WADOE has sixty days to review and provide comments. At that time, the WADOE will release the documents to the public for a 30-day comment period. Once the public comment period has expired and any comments incorporated, the WADOE will select the remedial actions we will be required to perform, and a final CAP will be developed and delivered to the WADOE 15 days thereafter. While we have made provisions in our financial statements within the range of possible outcomes for this matter, it is unclear at this time which remedial actions we will be required to undertake, the cost thereof, or the allocation of the costs to the identified PLPs. As a result, the cost of the final CAP could vary materially from our provisions and have a material impact on our statement of operations and statement of cash flows.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDEP and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
Note 20. Employee Retirement and Pension Benefits

U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees. Pension benefit (income) expense, as recorded in the accompanying unaudited consolidated statements of operations, is determined by using spot rate assumptions made on January 1 of each year as summarized below:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Components of pension benefit expense - U.S. benefit plan:
Administrative cost	$750	$775	$2,250	$2,325
Interest cost	2,225	3,050	6,675	9,150
Expected return on plan assets	(5,575)	(5,475)	(16,725)	(16,425)
Amortization of net actuarial pension loss	2,325	1,725	6,975	5,175
Pension benefit (income) expense	$(275)	$75	$(825)	$225

We have no required contributions for the U.S. defined benefit pension plan (the “Plan”) in 2021 and we have not made voluntary contributions in 2021. During the three and nine months ended September 26, 2020, we made required contributions to the Plan of $1.1 million and $2.7 million, respectively, and voluntary contributions of $1.7 million.
During the second quarter of 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding four years, rather than the standard method utilized during the previous five years, resulting in a reduction to pension benefit expenses.

Note 21. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
Cash Operating Activities:
Operating leases	$44,018	$43,115
Finance leases	161	141
Cash paid for amounts included in the measurement of lease liabilities	$44,179	$43,256

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$3,872	$2,844
Property, equipment and intangibles purchased with debt	3,836	13,571

Cash Financing Activities:
Proceeds from issuance of new debt	$548,625	$250,000
Borrowings on long-term debt	258	100,893
Payments of long-term debt	(615,735)	(124,668)
Payments of debt issuance and extinguishment costs, including underwriting fees	(5,391)	(4,583)
Change in long-term debt	$(72,243)	$221,642

Cash paid for amounts included in the measurement of finance lease liabilities	$1,630	$1,167

Non-cash Financing Activities:
Debt issuance costs deducted from long-term debt borrowings in accounts payable	$58	$250
Prepaid insurance funded through short-term debt borrowings	13,048	10,785
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	—	178
Accounts payable converted to installment notes	69	914

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$30,813	$14,197
Cash interest paid	40,996	37,457
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
    We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our annual report on Form 10-K and Item 1A – Risk Factors and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
    This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors in our annual report on Form 10-K and Item 1A – Risk Factors in this 10-Q and included elsewhere in this 10-Q.
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
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 11 – Segment Information of our financial statements included elsewhere in this 10-Q.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of countries in which we operate. We made, and continue to make, changes to our operations to ensure proper measures are in place for the health and safety of our employees and to satisfy the needs of our customers. We continue to experience intermittent closures and reduced operating capacity of certain manufacturing facilities primarily due to local and governmental mandates, most recently in our Australasia segment and portions of our North America segment. We continue to experience increased demand for our products in both residential and remodel channels due to the low residential housing supply, low interest rates, and consumers’ focus on their homes. In addition, we have and may continue to see increased inflation in our supply chain, including raw materials, labor, and freight charges, as well as labor availability issues due to the pandemic.
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
Comparison of the Three Months Ended September 25, 2021 to the Three Months Ended September 26, 2020

	Three Months Ended
	September 25, 2021		September 26, 2020
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,146,585	100.0%	$1,112,866	100.0%
Cost of sales	918,513	80.1%	867,972	78.0%
Gross margin	228,072	19.9%	244,894	22.0%
Selling, general and administrative	173,774	15.2%	181,963	16.4%
Impairment and restructuring charges	576	0.1%	1,319	0.1%
Operating income	53,722	4.7%	61,612	5.5%
Interest expense, net	19,377	1.7%	18,784	1.7%
Other (income) expense	(3,251)	(0.3)%	1,379	0.1%
Income before taxes	37,596	3.3%	41,449	3.7%
Income tax (benefit) expense	(2,946)	(0.3)%	15,969	1.4%
Net income	$40,542	3.5%	$25,480	2.3%
Consolidated Results
Net Revenues – Net revenues increased $33.7 million, or 3.0%, to $1,146.6 million in the three months ended September 25, 2021 from $1,112.9 million in the three months ended September 26, 2020. The increase was due to an improvement in core revenues of 2% and a positive impact from foreign exchange of 1%. Core revenues increased due to a 7% benefit from pricing, partially offset by unfavorable volume/mix of 5%.
Gross Margin – Gross margin decreased $16.8 million, or 6.9%, to $228.1 million in the three months ended September 25, 2021 from $244.9 million in the three months ended September 26, 2020. Gross margin as a percentage of net revenues was 19.9% in the three months ended September 25, 2021 and 22.0% in the three months ended September 26, 2020. The decrease in gross margin percentage was due to the impact of inflation on material costs, freight, and labor compensation and unfavorable volume/mix, partially offset by improved pricing.
SG&A Expense – SG&A expense decreased $8.2 million, or 4.5%, to $173.8 million in the three months ended September 25, 2021 from $182.0 million in the three months ended September 26, 2020. SG&A expense as a percentage of net revenues decreased to 15.2% in the three months ended September 25, 2021 from 16.4% in the three months ended September 26, 2020. The decrease in SG&A expense was primarily due to reduced litigation related expenses, partially offset by increased salary and benefit charges and the impact of inflation on compensation in the current period.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $0.7 million, or 56.3%, to $0.6 million in the three months ended September 25, 2021 from $1.3 million in the three months ended September 26, 2020. The decrease in impairment and restructuring charges of $0.7 million in the current period was primarily due to reduced restructuring efforts, primarily in North America.
Interest Expense, Net – Interest expense, net increased $0.6 million, or 3.2%, to $19.4 million in the three months ended September 25, 2021 from $18.8 million in the three months ended September 26, 2020. The increase was primarily due to an increase to the cost of borrowing deriving from the July 2021 amendment and extension of the Term Loan Facility as well as letter of credit fees.
Other (Income) Expense – Other (income) expense changed $4.6 million to income of $3.3 million in the three months ended September 25, 2021 from expense of $1.4 million in the three months ended September 26, 2020. Other income in the three months ended September 25, 2021 consisted primarily of foreign currency gains of $3.2 million and governmental pandemic assistance reimbursements and governmental grants of $0.8 million, partially offset by a loss on extinguishment of debt of $1.3 million and a loss on sale or disposal of property and equipment of $0.6 million. Other expenses in the three months ended September 26, 2020 consisted primarily of foreign currency losses of $4.3 million, partially offset by governmental pandemic assistance reimbursements and government grants of $1.5 million and insurance reimbursements of $1.3 million.
    Income Taxes – Income tax expense decreased $18.9 million, or 118.4%, to a benefit $2.9 million in the three months ended September 25, 2021 from an expense of $16.0 million in the three months ended September 26, 2020. The effective tax rate in the three months ended September 25, 2021 was (7.8)% compared to 38.5% in the three months ended September 26, 2020. The decrease in tax expense of $18.9 million in the current period was primarily driven by an increase in discrete tax impacts, reduced impacts from GILTI, and an increase in valuation allowance in the three months ended September 26, 2020.

Comparison of the Nine Months Ended September 25, 2021 to the Nine Months Ended September 26, 2020

	Nine Months Ended
	September 25, 2021		September 26, 2020
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,484,783	100.0%	$3,084,399	100.0%
Cost of sales	2,728,855	78.3%	2,426,465	78.7%
Gross margin	755,928	21.7%	657,934	21.3%
Selling, general and administrative	554,019	15.9%	520,874	16.9%
Impairment and restructuring charges	2,648	0.1%	10,130	0.3%
Operating income	199,261	5.7%	126,930	4.1%
Interest expense, net	56,692	1.6%	54,464	1.8%
Other income	(13,940)	(0.4)%	(3,450)	(0.1)%
Income before taxes	156,509	4.5%	75,916	2.5%
Income tax expense	29,772	0.9%	27,569	0.9%
Net income	$126,737	3.6%	$48,347	1.6%
Consolidated Results
Net Revenues – Net revenues increased $400.4 million, or 13.0%, to $3,484.8 million in the nine months ended September 25, 2021 from $3,084.4 million in the nine months ended September 26, 2020. The increase was due to an improvement in core revenues of 9% and a positive impact from foreign exchange of 4% . Core revenues increased due to a 6% benefit from pricing and favorable volume/mix of 3%.

Gross Margin – Gross margin increased $98.0 million, or 14.9%, to $755.9 million in the nine months ended September 25, 2021 from $657.9 million in the nine months ended September 26, 2020. Gross margin as a percentage of net revenues was 21.7% in the nine months ended September 25, 2021 and 21.3% in the nine months ended September 26, 2020. The increase in gross margin percentage was due to improved pricing, lower material and labor usage and sourcing savings as well as favorable volume/mix, partially offset by the impact of inflation on material costs, freight, and labor compensation in the current period.
SG&A Expense – SG&A expense increased $33.1 million, or 6.4%, to $554.0 million in the nine months ended September 25, 2021 from $520.9 million in the nine months ended September 26, 2020. The increase in SG&A expense was primarily due to the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, and the impact of inflation on compensation in the current period, partially offset by reduced litigation related expenses.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $7.5 million, or 73.9%, to $2.6 million in the nine months ended September 25, 2021 from $10.1 million in the nine months ended September 26, 2020. Charges incurred in 2021 primarily relate to ongoing restructuring projects within our Europe segment and asset impairment charges in North America. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. For more information, refer to Note 15 – Impairment and Restructuring Charges to our consolidated financial statements included in this 10-Q.
Interest Expense, Net – Interest expense, net, increased $2.2 million, or 4.1%, to $56.7 million in the nine months ended September 25, 2021 from $54.5 million in the nine months ended September 26, 2020. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by lower interest rates throughout 2021.
Other Income – Other income increased $10.5 million, or 304.1%, to $13.9 million in the nine months ended September 25, 2021 from $3.5 million in the nine months ended September 26, 2020. Other income in the nine months ended September 25, 2021 primarily consisted of foreign currency gains of $12.1 million and governmental pandemic assistance reimbursements and governmental grants relating to COVID-19 of $1.3 million, partially offset by a loss on extinguishment of debt of $1.3 million and a loss on sale or disposal of property and equipment of $0.9 million. Other income in the nine months ended September 26, 2020 primarily consisted of $7.4 million for cash received as a result of governmental pandemic assistance reimbursements relating to COVID-19, a gain on sale of property and equipment of $2.7 million, and insurance reimbursements of $1.3 million, partially offset by foreign currency losses of $8.4 million.
Income Taxes – Income tax expense increased $2.2 million, or 8.0%, to $29.8 million in the nine months ended September 25, 2021 from $27.6 million in the nine months ended September 26, 2020. The effective tax rate in the nine months ended September 25, 2021 was 19.0% compared to 36.3% in the nine months ended September 26, 2020. The increase in income tax expense in the nine months ended September 25, 2021 was primarily due to an increase in income before taxes of $80.6 million, partially offset by an increase in discrete tax impacts of $8.0 million, reduced impacts from GILTI, and an increase in valuation allowance compared to the nine months ended September 26, 2020.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 11 – Segment Information to our consolidated financial statements included in this 10-Q.
Comparison of the Three Months Ended September 25, 2021 to the Three Months Ended September 26, 2020

	Three Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
Net revenues from external customers			% Variance
North America	$676,793	$662,690	2.1%
Europe	322,554	310,973	3.7%
Australasia	147,238	139,203	5.8%
Total Consolidated	$1,146,585	$1,112,866	3.0%
Percentage of total consolidated net revenues
North America	59.1%	59.6%
Europe	28.1%	27.9%
Australasia	12.8%	12.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$76,889	$92,411	(16.8)%
Europe	23,780	39,970	(40.5)%
Australasia	17,565	18,494	(5.0)%
Corporate and unallocated costs	(19,362)	(20,125)	(3.8)%
Total Consolidated	$98,872	$130,750	(24.4)%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.4%	13.9%
Europe	7.4%	12.9%
Australasia	11.9%	13.3%
Total Consolidated	8.6%	11.7%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 – Segment Information in our unaudited interim consolidated financial statements.
North America
Net revenues in North America increased $14.1 million, or 2.1%, to $676.8 million in the three months ended September 25, 2021 from $662.7 million in the three months ended September 26, 2020. The increase was primarily due to an increase in core revenues of 2%. Core revenues increased due to a 10% benefit from pricing, partially offset by unfavorable volume/mix of 8%.
Adjusted EBITDA in North America decreased $15.5 million, or 16.8%, to $76.9 million in the three months ended September 25, 2021 from $92.4 million in the three months ended September 26, 2020. The decrease was primarily due to the effect of inflation on material costs, freight, and labor compensation and unfavorable volume/mix, partially offset by favorable pricing and lower material usage.

Europe
Net revenues in Europe increased $11.6 million, or 3.7%, to $322.6 million in the three months ended September 25, 2021 from $311.0 million in the three months ended September 26, 2020. The increase was due to an increase in core revenues of 2% and a positive impact from foreign exchange of 2%. Core revenues increased due to a 4% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Adjusted EBITDA in Europe decreased $16.2 million, or 40.5%, to $23.8 million in the three months ended September 25, 2021 from $40.0 million in the three months ended September 26, 2020. The decrease was primarily due to unfavorable volume/mix and the impact of inflation on material costs and labor compensation, partially offset by lower material usage and improved labor efficiency.
Australasia
Net revenues in Australasia increased $8.0 million, or 5.8%, to $147.2 million in the three months ended September 25, 2021 from $139.2 million in the three months ended September 26, 2020. The increase was due to an increase in core revenues of 3% and a positive impact from foreign exchange of 3%. Core revenues increased due to a 2% benefit from pricing and favorable volume/mix of 1%.
Adjusted EBITDA in Australasia decreased $0.9 million, or 5.0%, to $17.6 million in the three months ended September 25, 2021 from $18.5 million in the three months ended September 26, 2020. The decrease was primarily due to the impact of inflation on material and labor compensation, partially offset by improved volume/mix and lower material usage.
Corporate and unallocated costs
Adjusted EBITDA in our corporate and unallocated costs grouping improved $0.8 million, or 3.8%, to ($19.4) million in the three months ended September 25, 2021 from ($20.1) million in the three months ended September 26, 2020. The improvement in Adjusted EBITDA was primarily due to foreign exchange derivative gains, partially offset by increased compensation and professional fees.
Comparison of the Nine Months Ended September 25, 2021 to the Nine Months Ended September 26, 2020

	Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
Net revenues from external customers			% Variance
North America	$2,056,536	$1,857,539	10.7%
Europe	992,816	853,990	16.3%
Australasia	435,431	372,870	16.8%
Total Consolidated	$3,484,783	$3,084,399	13.0%
Percentage of total consolidated net revenues
North America	59.0%	60.2%
Europe	28.5%	27.7%
Australasia	12.5%	12.1%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$272,002	$232,516	17.0%
Europe	92,358	91,650	0.8%
Australasia	48,759	42,454	14.9%
Corporate and unallocated costs	(68,094)	(35,644)	91.0%
Total Consolidated	$345,025	$330,976	4.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	13.2%	12.5%
Europe	9.3%	10.7%
Australasia	11.2%	11.4%
Total Consolidated	9.9%	10.7%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 – Segment Information in our consolidated financial statements.

North America
Net revenues in North America increased $199.0 million, or 10.7%, to $2,056.5 million in the nine months ended September 25, 2021 from $1,857.5 million in the nine months ended September 26, 2020. The increase was primarily due to an increase in core revenues of 10%. Core revenues increased due to an 8% benefit from pricing and favorable volume/mix of 2%.
Adjusted EBITDA in North America increased $39.5 million, or 17.0%, to $272.0 million in the nine months ended September 25, 2021 from $232.5 million in the nine months ended September 26, 2020. The increase was due to favorable pricing, lower material usage, and sourcing savings, partially offset by the impact of inflation on material costs, freight, and labor compensation and the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits.
Europe
Net revenues in Europe increased $138.8 million, or 16.3%, to $992.8 million in the nine months ended September 25, 2021 from $854.0 million in the nine months ended September 26, 2020. The increase was primarily due to an increase in core revenue of 8% and a positive impact from foreign exchange of 8%. Core revenues increased due to favorable volume/mix of 5% and a 3% benefit from pricing.
Adjusted EBITDA in Europe increased $0.7 million, or 0.8%, to $92.4 million in the nine months ended September 25, 2021 from $91.7 million in the nine months ended September 26, 2020. The increase was primarily due to improved volume/mix, lower material usage, improved labor efficiency, and sourcing savings, partially offset by the impact of inflation on material costs, freight, and labor compensation in the current period, the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, and governmental pandemic assistance provided in 2020.
Australasia
Net revenues in Australasia increased $62.6 million, or 16.8%, to $435.4 million in the nine months ended September 25, 2021 from $372.9 million in the nine months ended September 26, 2020. The increase was primarily due to a positive impact from foreign exchange of 12% and an increase in core revenues of 5%. Core revenues increased due to favorable volume/mix of 4% and a 1% benefit from pricing.
Adjusted EBITDA in Australasia increased $6.3 million, or 14.9%, to $48.8 million in the nine months ended September 25, 2021 from $42.5 million in the nine months ended September 26, 2020. The increase was primarily due to improved volume/mix and lower material usage, partially offset by material inflation and the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits.
Corporate and unallocated costs
Adjusted EBITDA in our corporate and unallocated costs grouping decreased $32.5 million, or 91.0%, to ($68.1) million nine months ended September 25, 2021 from ($35.6) million in the nine months ended September 26, 2020. The decrease in Adjusted EBITDA was primarily due to the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, as well as increased health benefit costs and software related expenditures.
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
As of September 25, 2021, we had total liquidity (a non-GAAP measure) of $832.8 million, consisting of $443.9 million in unrestricted cash, $372.2 million available for borrowing under the ABL Facility, and AUD 23.0 million ($16.7 million) available for borrowing under the Australia Senior Secured Credit Facility (See Note 9 – Long-Term Debt to our consolidated financial statements for additional details regarding amendments made to the ABL Facility in July 2021), compared to total liquidity of $1,121.5 million as of December 31, 2020. The decrease in total liquidity was primarily due to cash utilized for share repurchases, higher working capital investment, capital expenditures, and repayments of long-term debt and legal settlements, partially offset by the increase in earnings.

As of September 25, 2021, our cash balances, including $1.1 million of restricted cash, consisted of $141.6 million in the U.S. and $303.4 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $0.8 million in the nine months ended September 25, 2021. A 1.0% increase in interest rates would have increased our interest expense by $5.5 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In July 2021, we refinanced our existing Term Loan Facility and ABL Facility by issuing replacement loans that aggregated to $550.0 million in principal amount under the Term Loan Facility and adding $100.0 million in potential additional revolving loan capacity to our ABL Facility. See Note 9 – Long-Term Debt to our consolidated financial statements for additional details.
In the fourth quarter of 2020, we began to include the accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our borrowing base on our U.S. ABL Facility, which increased our availability.
In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. This supplemental facility matured on June 30, 2021 and was not renewed.
As of September 25, 2021, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 – Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
Cash provided by (used in):
Operating activities	$135,284	$210,581
Investing activities	(68,458)	(57,110)
Financing activities	(346,159)	217,108
Effect of changes in exchange rates on cash and cash equivalents	(12,336)	6,156
Net change in cash and cash equivalents	$(291,669)	$376,735
Cash Flow from Operations
Net cash provided by operating activities decreased $75.3 million to $135.3 million in the nine months ended September 25, 2021 from $210.6 million in the nine months ended September 26, 2020. The decrease in cash provided by operating activities was due primarily to increased inventory levels, cash paid for legal settlements, increased cash taxes, and impacts from foreign exchange, partially offset by increased earnings.
Cash Flow from Investing Activities
Net cash used in investing activities increased $11.3 million to $68.5 million in the nine months ended September 25, 2021 from $57.1 million in the nine months ended September 26, 2020 primarily due to an increase in capital expenditures.

Cash Flow from Financing Activities
Net cash used in financing activities was $346.2 million in the nine months ended September 25, 2021 and consisted primarily of repurchases of our Common Stock of $278.0 million and net debt repayments of $72.2 million.
Net cash provided by financing activities was $217.1 million in the nine months ended September 26, 2020 and consisted primarily of net borrowings of $221.6 million, partially offset by repurchases of our Common Stock of $5.0 million.
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
Our significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements presented in our 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 10-K. Our significant and critical accounting policies have not changed significantly since our 10-K was filed.
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
The Australia Senior Secured Credit Facility also contains restrictions on dividends that limit the amount of cash that the obligors under these facilities can distribute to JWI. Obligors under the Australia Senior Secured Credit Facility may pay dividends only to the extent they do not exceed 80% of after tax net profits (with a one-year carryforward of unused amounts) and only while no default is continuing under such agreement. For further information regarding the Australia Senior Secured Credit Facility, see Note 9 – Long-Term Debt in our consolidated financial statements.
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of September 25, 2021 was $761.5 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
    Information relating to this item is included within Note 19 – Commitments and Contingencies of our financial statements included elsewhere in this 10-Q.

Item 1A - Risk Factors

    There have been no updates to the risk factors previously disclosed in “Part I, Item 1A-Risk Factors” in our 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of Common Stock during the third quarter of 2021 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
June 27, 2021 - July 24, 2021	—	$—	—	$113,105
July 25, 2021 - August 21, 2021	7,762,169	$28.48	7,762,169	$178,906
August 22, 2021 - September 25, 2021	—	$—	—	$178,906
Total	7,762,169	28.48	7,762,169

1 Average price paid per share includes costs associated with the repurchases.

2 In July 2021, the Board of Directors increased the remaining authorization to a total of $400.0 million with no expiration date.
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

Date: November 1, 2021