Form 10-K
period 2021-12-31
JELD-WEN Holding, Inc.
filed 2022-02-22
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $2.2 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 25, 2021). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 26, 2021 have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 89,928,946 shares of common stock, par value $0.01 per share, issued and outstanding as of February 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

JELD-WEN HOLDING, Inc.
– Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
A&L	A&L Windows Pty. Ltd.
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&K	D&K Home Security Pty. Ltd.
D&O	Directors and Officers
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
HTE	High Tax Exclusion
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NOL	Net operating loss
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential liability party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
ROU asset	Right-of-use asset
Registration Rights Agreement	The agreement among JELD-WEN Holdings, Inc., Onex and its affiliates, and certain of our directors, executive officers and other pre-IPO stockholders entered into on October 3, 2011, as amended and restated on January 24, 2017 in connection with our IPO, and amended further on May 12, 2017 and November 12, 2017
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Common Stock	900,000,000 shares of common stock, with a par value of $0.01 per share
Trend	Trend Windows & Doors Pty. Ltd.
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America

VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, and VPITM. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-K are forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1- Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
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
•our ERP system that we are currently implementing proving ineffective;
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
•pension plan obligations;
•our current level of indebtedness; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors.
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

Item 1 - Business.
Our Company
    We are a leading global manufacturer of high performance interior and exterior building products, offering one of the broadest selections of windows, interior and exterior doors, and wall systems. We design, produce, and distribute an extensive range of interior and exterior doors, windows, and other building products for use in the new construction and R&R of residential single and multi-family homes and, to a lesser extent, non-residential buildings.
    The JELD-WEN family of brands includes JELD-WEN worldwide; LaCantina and VPI in North America; Swedoor and DANA in Europe; and Corinthian, Stegbar and Breezway in Australasia. Our customers include wholesale distributors and retailers as well as individual contractors and consumers. Our business is highly diversified by distribution channel, geography, and construction application as illustrated below:

2021 Net Revenues $4,772 million

Channel	Geography	Construction Application(1)

(1)Percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
    As a leading global manufacturer of interior and exterior building products, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 137 manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, while improving our customer service and strengthening our market positions.
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
    In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions. As of December 31, 2020, Onex owned approximately 32.6% of our outstanding shares of Common Stock. In 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of all of their shares of our Common Stock in multiple underwritten public offerings (“Secondary Offerings”), and they fully divested their ownership in the Company in August 2021. As of December 31, 2021, Onex is no longer a shareholder of the Company and has no representation on our Board of Directors.
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
The execution of our strategy is supported and enabled by a persistent focus on the deployment of the JELD-WEN Excellence Model, or JEM, which is our global business operating system. JEM creates a culture of continuous improvement through standard work, problem solving tools, and lean thinking. We believe that JEM is the foundation to drive business transformation across all aspects of the entire global enterprise. Over the long term, we believe the implementation of these strategic drivers is largely within our control and less dependent on external factors.
Our Products
    We provide a broad portfolio of interior and exterior doors, windows, and related building products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2021, our door sales accounted for 64% of net revenues, our window sales accounted for 21% of net revenues, and our other ancillary products and services accounted for 15% of net revenues.
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
    Our operations are managed and reported in three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available, and the information regularly reviewed by the CODM.
North America
    In our North America segment, we compete primarily in the market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. We believe that our leading position in the North American market will enable us to benefit from continued growth in residential construction activity over the next several years. We expect new construction and R&R activity to continue to grow in 2022 and believe that our total market opportunity in North America will continue to include non-residential applications, other related building products, and value-added services.
Europe
    The European market for doors is highly fragmented and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. We believe that our total market opportunity in Europe also includes other European countries, other door product lines, related building products, and value-added services. We expect new construction and R&R activity to remain stable over the next several years and believe our total market opportunity in Europe includes the introduction of new product offerings.

Australasia
    In our Australasia segment, we compete primarily in the market for residential doors and windows in Australia, where we hold a leading position by net revenues. We believe that our total market opportunity in the Australasia region includes other countries in the region, as well as non-residential applications, other related building products, and value-added services. For example, we also sell a full line of shower enclosures and closet systems throughout Australia. The market for residential new construction in Australia contracted in prior years, primarily due to government-imposed rules that restricted credit availability for homebuyers, increased immigration restrictions limiting population growth due to COVID-19, and continued downward economic results further extended due to the pandemic. During 2021, Australasia experienced significant housing starts, which we expect will drive strong demands for our products through the first half of 2022.
    Financial information regarding our segments is included in Note 14 - Segment Information to our financial statements included in this Form 10-K.
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
    We generally maintain a diversified supply base for the materials used in our manufacturing operations. The primary materials used for our door business include wood, wood veneers, wood composites, steel, glass, internally produced door skins, fiberglass compound, and hardware, as well as petroleum-based products such as resin and binders. The primary materials for our window business include wood, wood components, glass, and hardware, as well as aluminum and vinyl extrusions. Wood components for our window operations are sourced primarily from our own manufacturing plants, which allow us to improve margins and take advantage of our proprietary technologies such as our AuraLast wood treatment process.
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
Sales and Marketing
    We actively market and sell our products directly to our customers around the world through our global sales force and indirectly through our marketing and branding initiatives, which includes our enhanced social media presence. Our global sales force, which is organized and managed regionally, focuses on building and maintaining relationships with key customers as well as managing customer supply needs and arranging in-store promotional initiatives. In North America, we also have a dedicated team that focuses on our large home center customers. We have recently made significant investments in tools and technologies to enhance the effectiveness of our sales force and improve ease of doing business. For example, we are deploying Salesforce.com on a global basis, which will provide us with a common global customer relationship management platform. In addition, we are investing in our online ordering tools to simplify our order entry process and we are expanding our online retail sales.
    We have structured the commission and incentive plans of our sales team to drive focus on achieving profitable growth. We have also significantly invested in our architectural sales force by adding staff and tools to increase the frequency with which our products are specified by architects and, more recently, have restructured the North America sales team focused on our traditional distribution channel, from a single team to product focused teams. We believe these investments will increase sales force effectiveness, create pull-through demand, and optimize sales force productivity.
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

Research and Development
    A core aspect of our business strategy is the investment and innovation of new products and technologies. We believe that leading the market in innovation will enhance demand for our products and allow us to sell a higher margin product mix. Our research and development efforts encompass new product development, derivative product development, as well as value-added re-engineering of components in our existing products leading to reduced costs and manufacturing efficiencies. We have also designed a new governance process that prioritizes the most impactful projects, which is expected to improve the efficiency and quality of our research and development efforts. The governance process is currently being deployed globally, such that we can leverage best practices from region to region. Additionally, a substantial driver of our acquisition activity has been increasing access to new and innovative products, including the transfer and integration of acquired technology.
    Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and share new product designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition.
Customers
    We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowe’s, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 25 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for 38% of our net revenues in the year ended December 31, 2021, and our largest customer, The Home Depot, accounted for approximately 15% of our net revenues in the year ended December 31, 2021.
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
    Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, VPI™, MiraTEC®, Extira®, LaCANTINA®, Karona®, ImpactGard®, JW®, Aurora®, MMI Door®, IWP®, True BLU®, Low-Friction Glider®, National Door®, Hydrolock®, and ABS®. Our trademarks are either registered or have long been used as a common law trademark by the Company. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect Fit™, Aneeta®, Breezway®, Kolder™, Corinthian®, and A&L® marks in Australia, and Swedoor®, Dooria®, DANA®, Mattiovi™, Alupan®, Zargag®, and Domoferm® in Europe.

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
As of December 31, 2021, we employed approximately 24,700 people. Of our total number of employees, approximately 12,600 are employed in operations included in our North America segment and corporate operations, approximately 7,600 are employed in operations included in our Europe segment, and approximately 4,500 are employed in operations included in our Australasia segment.
    In total, approximately 1,110, or 9%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 320 employees, are covered by collective bargaining agreements. In Canada, approximately 69% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
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
Diversity, Equity, and Inclusion (DE&I)
We believe that a diverse and engaged workforce is a strong competitive advantage and we strive to create an environment where individuals of all backgrounds can fully contribute and maximize their potential. Our employees are encouraged to bring their authentic selves to the workplace and work together to enrich a culture of inclusivity and belonging. Senior leadership teams review their succession plans, as well as their broader workforce demographics, on a regular cadence to ensure underrepresented groups are being offered fair consideration for open roles and internal promotions. We believe diversity and inclusion begins as we source potential talent for the Company. We recruit from historically black colleges and universities, partner with affinity groups and veterans’ organizations, and work with minority owned recruiting firms to ensure managers are presented with diverse candidate pools for their workforce needs. As part of our human capital strategy we incorporate mentoring programs, support employee resources groups, and facilitate DE&I training sessions to encourage and promote an inclusive culture.
Training and Talent Development
We strive to not only attract and retain great talent but are committed to the continued development of our workforce. We invest in formal leadership development programs that help prepare senior leaders for succession into executive roles, in regional programs to accelerate the leadership conversion of mid-level managers, and in focused efforts to upskill our front-line leaders. Retaining and developing early career talent is an additional focus. Across our teams, we welcome apprenticeship and work study arrangements that seed talent into manufacturing and team lead roles. In North America specifically, we offer a summer internship program and a multi-year, cross-functional rotational program to identify, attract, and accelerate the growth of an internal pipeline of future managers. In our regions, we seek out, seed, and utilize financial grants and social educational investment requirements to reinvest in the ongoing learning and development needs of our diverse global workforce.
Internal job opportunities are posted for employees to review and our internal mobility philosophy encourages employees to apply for roles after they have passed twelve months on a job. Our human capital management system allows employees to document their skills, prior work experiences, and desired future areas of growth. As part of the annual performance management process, managers and employees meet to review individual development plans and discuss actions for ongoing growth and development. The company continues to invest in its employees through new global learning platforms, content libraries, and additional formal and informal training programs.

Employee Engagement
We manage and measure our organizational health with a view to gaining insight into our employees’ experiences, levels of workplace satisfaction, and feelings of engagement within the Company. We measure employee engagement and manager effectiveness annually through our global engagement survey and strive to increase our engagement scores year over year. To assist in this formal effort, managers are given direct access to their engagement results, share these results with their teams, and create measurable action plans. The Senior Leadership Team demonstrates their commitment to engagement through transparent communications in town halls and leadership team meetings; they also carry engagement goals on their individual annual goal plans. Engagement is also managed and measured at the local level. Each region, as well as the local facilities, host engagement events that align to the Company values of Investing in People, while also positively impacting the communities in which we work and live.
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
    The nature of our operations, which involve the handling, storage, use, and disposal of hazardous wastes, exposes us to the risk of liability and claims associated with contamination at our current and former facilities or sites where we have disposed of or arranged for the disposal of waste, or with the impact of our products on human health and safety and the environment. Laws and regulations with respect to the investigation and remediation of contaminated sites can impose joint and several liability for releases or threatened releases of hazardous materials upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. We have been subject to claims, including having been named as a potentially responsible party, in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state and foreign laws, regulations, and statutes, and may be named a potentially responsible party in other similar proceedings in the future. Unforeseen expenditures or liabilities may arise in connection with such matters.
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
In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we expect to deliver to the WADOE a draft CAP consistent with its preferred alternatives, and the WADOE has 60 days to review and provide comments followed by a comment incorporation period for the draft CAP. At that time, the WADOE will complete an additional review within 60 days and release the documents for tribal consultation and comment. A 30-day public comment period will follow, and once the public comment period has expired and any comments incorporated, the WADOE will finalize the remedial actions we will be required to perform. The final CAP will be developed and delivered to the WADOE 15 days thereafter. The final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of February 18, 2022. There are no family relationships among the following executive officers.
Roya Behnia, Executive Vice President, General Counsel and Chief Compliance Officer. Ms. Behnia, age 55, joined the Company in June 2020. She leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Previously Ms. Behnia served as Senior Vice President, General Counsel for Pall Corporation and Rewards Network, Inc. She also held senior legal counsel roles at SPX Corporation and Brunswick Corporation. Prior to these corporate positions, Ms. Behnia was a partner at Kirkland & Ellis in Chicago, IL. She earned an undergraduate degree from Harvard University and a law degree from the University of Chicago Law School.
Daniel J. Castillo, Executive Vice President and President, North America. Mr. Castillo, age 53, joined the Company in February 2018 as Senior Vice President, North America - Doors. He was appointed to his current role as Executive Vice President and President, North America in May 2020. Prior to joining the Company, Mr. Castillo served as President of Cree Lighting from November 2016 until December 2017. Mr. Castillo also served as Senior Vice President for Eaton Corporation’s Oil, Gas, and Petrochemical business. Between 2001 and 2015, Mr. Castillo held positions of increasing responsibilities with Cooper Industries and Cooper Lighting spanning various departments and divisions, including three different Vice President roles and culminating in his appointment as President of the Eaton / Cooper B-Line business. Mr. Castillo holds a B.S. in Electrical Engineering from Florida International University and an M.B.A. from Columbia University’s Business School.
Timothy R. Craven, Executive Vice President, Human Resources. Mr. Craven, age 53, was appointed Vice President, Employee Relations of the Company in July 2015 and was promoted to his current role as Executive Vice President, Human Resources in February 2016. Mr. Craven is responsible for global human resources and employee relation activities. His duties include talent acquisition, training and development, wage and benefit reviews, and employee engagement. Previously, Mr. Craven was employed at Eaton Corporation (formerly Cooper Industries) where he held a number of senior-level human resources roles since 2007. Immediately prior to joining the Company, Mr. Craven served as Vice President, Human Resources at the Crouse-Hinds Division of Eaton Corporation. Earlier in his career, Mr. Craven served in a number of human resources positions of increasing responsibility at both corporate and operating locations with Xerox’s Affiliated Computer Services Business and Honeywell, Inc. Mr. Craven earned a B.S. in Human Resource Management from Western Illinois University.
David R. Guernsey, Executive Vice President and President, Europe. Mr. Guernsey, age 58, joined the Company as Senior Vice President, Europe in July 2019 and was promoted to Executive Vice President and President, Europe in May 2020. Prior to joining the Company, Mr. Guernsey served as Vice President, Finance across multiple business units of Ingersoll Rand from 2008 until 2019. Mr. Guernsey also served in various key leadership roles at Pepsi Bottling Company, including Vice President, Finance, and Director, Worldwide Performance Management from 1997 through 2008. Mr. Guernsey earned a B.S. in Finance and International Business Administration and an M.B.A from Butler University.
John R. Linker, Executive Vice President and Chief Financial Officer. Mr. Linker, age 46, joined the Company in December 2012 and has held the position of Executive Vice President and Chief Financial Officer since November 2018. Previously, he served as the Company’s Senior Vice President, Corporate Development and Investor Relations from 2015 to 2018, and as Treasurer from 2012 to 2014. Prior to joining the Company, Mr. Linker held leadership positions in corporate development and finance with United Technologies Corporation’s Aerospace Systems Division, and its predecessor, Goodrich Corporation, from 2008 to 2012. Mr. Linker began his career in investment banking for Wells Fargo and consulting for Accenture PLC. Mr. Linker holds a B.A. in Economics and International Studies from Duke University and a M.B.A. from The Fuqua School of Business at Duke University.
Gary S. Michel, Chair, President and Chief Executive Officer. Mr. Michel, age 59, joined the Company as President and Chief Executive Officer in June 2018 and became Chair of the Board in October 2021. Mr. Michel previously worked at Honeywell International, Inc., where he served as the President and Chief Executive Officer of the Home and Building Technologies strategic business group since October 2017. Prior to that, he spent 32 years at Ingersoll Rand, most recently as Senior Vice President and President of its residential heating, ventilation and air conditioning business and as a member of Ingersoll Rand’s enterprise leadership team from 2011 to 2017 and co-chair of its sustainability efforts. He began his career there in 1985 as an application engineer and held various product, sales and business management roles before moving into a series of leadership positions across various geographic and market segments. Mr. Michel holds a B.S. in Mechanical Engineering from Virginia Tech and an M.B.A. from the University of Phoenix.

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
•We operate in a highly competitive business environment. Failure to compete effectively could cause us to lose market share and any decrease in demand for our products could force us to reduce the prices we charge for our products. This competition could have a material adverse effect on our business, financial condition, and results of operations.
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
•Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations due to inflation and other factors, and we may be unable to pass along to our customers the effects of any price increases.
•Our business may be affected by delays or interruptions in the delivery of raw materials, finished goods, and certain component parts. A supply shortage or delivery chain interruption could have a material adverse effect on our business, financial condition, and results of operations.
•Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers could have a material adverse effect on our business, financial condition, and results of operations.
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
Beginning in mid-2006 and continuing through late 2011, the U.S. residential and non-residential construction industry experienced one of the most severe downturns of the last 40 years followed by moderate recovery that had a substantial negative effect on sales across our end markets. While cyclicity in our new residential and non-residential construction end markets is moderated to a certain extent by R&R activity, much R&R spending is discretionary and can be deferred or postponed entirely when economic conditions are poor. We have experienced sales declines in all of our end markets during recent economic downturns.
Although conditions in the U.S. have remained favorable in recent years, there can be no assurance that this improvement will be sustained in the near or long-term. Uncertain economic and political conditions may make it difficult for us and our customers or suppliers to accurately forecast and plan future business activities. For example, changes to U.S. leadership roles may result in changes to policies related to global trade and tariffs which have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. Potentially increasing costs of steel and aluminum may impact customer spending as well as our raw materials costs.
Global economic impacts as a result of the COVID-19 pandemic continue to evolve as variants, such as delta and omicron, spread throughout the world. Prior to the outbreak of COVID-19, Australia and certain European countries had entered housing and economic recessions, which were prolonged as a result of COVID-19. Negative business, financial market, and economic conditions globally within the industries or regions we compete in may materially and adversely affect demand for or costs to produce our products. This could have a material adverse effect on our business, financial condition, and results of operations.
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

    The COVID-19 crisis has had and is expected to continue to have several significant effects on our employees, operations, supply chain, distribution system, customer demand, the housing market, and general market and economic conditions. The effects we have experienced included the following:
•varying demand for our products as a result of a slowdown in the U.S. and global economies;
•increased storage costs as a result of larger volume of raw materials purchased to mitigate supply chain disruptions;
•labor shortages, absenteeism, and increased labor costs as a result of stay-at-home directives, including quarantining, and costs to attract and retain employees;
•transportation disruptions, including reduced availability of inbound and outbound freight, port closures, and increased border controls or closures resulting in supply chain delays and increased freight and duty costs;
•uncertain expense management in light of continued efforts to protect our employees;
•complete or partial closures or other operational issues at one or more of our manufacturing or distribution facilities resulting from government action; and
•difficulty sourcing materials necessary to fulfill production requirements or higher prices to fulfill our requirements as a result of suppliers experiencing closures or reductions in their capacity utilization levels.
    These effects began in the latter weeks of March 2020 and have continued, to varying extents, as vaccinations and new variants have been introduced globally. We have experienced intermittent closures as mandated by local governments and may continue to see similar closures. Initiatives, including travel restrictions and quarantines, have and may continue to impact a significant percentage of our workforce and the workforce of our suppliers or transportation providers as they are unable to work as a result of the viral outbreak. If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs due to reduced productivity and lost revenue. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements or be required to pay a higher price to fulfill our requirements.
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
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. While interest rates in many of the regions where we market and sell our products have generally decreased during the last three years, these rates are expected to increase in future periods by key central banks, such as the U.S. Federal Reserve and European Central Bank. If interest rates were to increase and, consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
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
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 38% of our net revenues in the year ended December 31, 2021, and our largest customer, The Home Depot, accounted for approximately 15% of our net revenues in the year ended December 31, 2021. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve or maintain profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Failure to compete effectively could cause us to lose market share and any decrease in demand for our products could force us to reduce the prices we charge for our products. This competition could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, some of our competitors, regardless of their size or resources, may choose to compete in the marketplace by adopting more aggressive sales policies, including price cuts, or by devoting greater resources to the development, promotion, and sale of their products. This could result in our loss of customers and/or market share to these competitors, which may cause us to reduce the prices at which we sell our products to remain competitive.
As a result of competitive bidding processes, we may have to provide pricing concessions to our significant customers in order for us to keep their business. Reduced pricing would result in lower product margins on sales to those customers. There is no guarantee that a reduction in prices would be offset by sufficient gains in market share and sales volume to those customers.
The loss of, or a reduction in orders from, any significant customers, or decreases in the prices of our products due to lower demand, could have a material adverse effect on our business, financial condition, and results of operations.
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
We continually review our manufacturing operations to address market changes and to implement efficiencies presented by acquisitions. Effects of periodic manufacturing integrations, realignments, and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings and operating efficiency until the expected results are achieved. Such programs may include the consolidation, integration, and upgrading of facilities, functions, systems, and procedures. Such programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure that we will achieve all of our cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our operations could experience disruption, and our business, financial condition, and results of operations could be materially and adversely affected.
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
We have operations in North America, Europe, Australia, and Asia. In the year ended December 31, 2021, our North America segment accounted for approximately 60% of net revenues, our Europe segment accounted for approximately 28% of net revenues, and our Australasia segment accounted for approximately 12% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
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
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2021, 46% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. Because of the mismatch between revenues and expenses, we are exposed to significant currency exchange rate risk and we may not be successful in achieving balances in currencies throughout our operations. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness. Exchange rates had a positive impact of 3% on our consolidated net revenues in the year ended December 31, 2021 as compared to a minimal impact of less than 1% in the year ended December 31, 2020. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
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
•the integration of the personnel, operations, technologies, and products of the acquired business, and establishment of internal controls, including the implementation of our ERP system, into the acquired company’s operations;
•our failure to achieve projected synergies or cost savings;
•our inability to establish uniform standards, controls, procedures, and policies;
•any requirement that we make divestitures of operations or properties in connection with any acquisitions;
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
Risks Relating to Labor and Supply Chain
Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations due to inflation and other factors, and we may be unable to pass along to our customers the effects of any price increases.
We use wood, glass, vinyl and other plastics, fiberglass and other composites, aluminum, steel and other metals, as well as hardware, resins, adhesives, and other components to manufacture our products. Prices and availability of our materials fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. During 2021, as a result of the impacts of COVID-19 on the supply chain, we have experienced and will likely continue to experience price increases in nearly all raw materials. We expect raw material prices to remain elevated throughout 2022 due to inflation and continued global supply chain issues.
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
We have short-term supply contracts with certain of our largest suppliers that limit our exposure to short term fluctuations in prices and availability of our materials, but we are susceptible to longer-term fluctuations in prices. We generally do not, but may in the future, hedge against commodity price fluctuations. Significant increases in the prices of raw materials for finished goods, including as a result of significant or protracted material shortages due to pandemic or otherwise, may be difficult to pass through to customers and may negatively impact our profitability and net revenues. We may attempt to modify products that use certain raw materials, but these changes may not be successful.
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
We have experienced impacts to our supply chain as a result of COVID-19, which have resulted in delays receiving materials, manufacturing downtime, increased backlogs, and delayed out-bound freight. While we primarily source raw materials within the region, we rely on internationally sourced goods in order to manage our supply chain constraints. Due to ocean freight capacity issues, we have experienced increased prices per shipping container and additional shipping related fees.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2021, we had over 24,700 employees worldwide, including approximately 12,300 employees in the U.S. and Canada. Approximately 1,110, or 9%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2021 for our U.S. pension plan were approximately $445.3 million and $26.3 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2021, our foreign defined benefit plans had unfunded pension liabilities of approximately $40.7 million and overfunded pension assets of approximately $2.1 million.
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
We are implementing new systems, including a new ERP system, as part of our ongoing technology and process improvements. If these new systems prove ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our customers.
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
We rely on the accuracy, capacity, and security of digital technologies, including information systems, infrastructure, and cloud applications, some of which are managed or hosted by third party service providers, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the interest, including via devices and applications connected to the internet, and through email attachments and persons with access to these information systems could result in vulnerabilities and loss of and/or unauthorized access to confidential information. If our IT systems or those managed or hosted by third party service providers are breached, or cease to function as anticipated, we could suffer interruptions or inefficiencies in our operations or misappropriation of proprietary or confidential information, including personal information.
We have experienced and may in the future face attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data or our third partying service providers’, it could cause harm to our reputation or brand and could potentially cause production downtimes, operational delays, and other detrimental impacts on our operations. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products.
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
Both Houses of the United States Congress have considered adopting legislation to reduce emissions of GHGs. The November 2021 bipartisan infrastructure bill does not impose GHG emission reductions, but it provides measures of protection against climate change disasters, including investments in clean energy. Given the high degree of uncertainty about the ultimate parameters of any such regulatory or global initiatives, and the degree to which the U.S. will participate in initiatives at the federal or global level, we cannot predict at this time the ultimate impact of such initiatives on our operations or financial results.
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
In June 2016, the U.K. electorate voted in a referendum to voluntarily depart from the E.U., known as “Brexit”. Following the formation of a majority Conservative government in December 2019, the U.K. approved the withdrawal agreement and left the E.U. on January 31, 2020. On December 31, 2020, the U.K. passed legislation giving effect to a trade and cooperation agreement, with the E.U. and became effective May 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the E.U., including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. The final outcome of Brexit negotiations could impair the ability of our operations in the E.U. to transact business in the future in the U.K., as well as the ability of our U.K. operations to transact business in the future in the E.U.
Volatility associated with Brexit could continue to adversely affect European and worldwide economic conditions and may contribute to greater instability in the global financial markets. Among other things, Brexit could reduce consumer spending in the U.K. and the E.U., which could result in decreased demand for our products within these regions. Similarly, housing sales and home values in the U.K. and in the E.U. could be negatively impacted and Brexit could also influence foreign currency exchange rates. For the year ended December 31, 2021, we derived 4% of our net revenues from the U.K. where our Europe headquarters is located. As a result, the ultimate effects of Brexit could inhibit the growth of our business and have a material adverse effect on our business, financial condition, and results of operations.
Changes in legislation, regulation, and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.
We cannot predict the impact that may result from changes in the federal or administrative landscape under the Biden Administration and U.S. Congress officials. While it is not possible to predict whether and when any such changes will occur, changes at the local, state, and federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to: infrastructure renewal programs, changes to immigration policy, modifications to international trade policy, including renegotiation of or withdrawal from trade agreements, the imposition of tariffs or trade restrictions, and changes to financial legislation and public company reporting requirements.
During 2021, U.S. lawmakers have proposed substantial changes to U.S. fiscal and tax policies, which introduce a variety of tax reforms that significantly impact U.S. taxation of multi-national corporations. These include, among others, increases in the U.S. corporate tax rate, additional limitation on the deductibility of interest, and changes to the international tax system, including country-

by-country restriction on foreign tax credits. If such legislation is enacted, it may have a material adverse impact to our tax rate, and in turn, our profitability.
Changes in accounting standards, new interpretations of existing standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, pensions, self-insurance, tax matters, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported results.
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
    Financial information regarding our indebtedness is included in Note 11 - Long-Term Debt to our financial statements included in this 10-K.
Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and could have other material consequences, including:
•limiting our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
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
Our Common Stock has only been listed for public trading since January 27, 2017. As of December 31, 2021, the price of our Common Stock since the date of our IPO, as reported by the NYSE, has ranged from an intraday high of $42.27 to an intraday low of $6.06. The trading price of our Common Stock may continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our Common Stock:
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
•trading volume of our Common Stock;
•sales of our Common Stock by us, our executive officers and directors, or our shareholders in the future; and
•general economic and market conditions and overall fluctuations in the U.S. equity markets.
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

	Manufacturing	Distribution
North America
United States	46	9
Canada	4	2
St. Kitts	—	1
Mexico	1	—
	51	12
Europe
United Kingdom	5	1
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	2	—
Denmark	3	—
Latvia	3	—
Estonia	3	—
Finland	3	—
	31	2
Australasia
Australia	33	4
Indonesia	2	—
Malaysia	2	—
	37	4
Total JELD-WEN	119	18

Item 3 - Legal Proceedings
    Information relating to this item is included within Note 24 - Commitments and Contingencies of our financial statements included elsewhere in this 10-K.

Item 4 - Mine Safety Disclosures.

    Not applicable.

PART II
Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 17, 2022, there were approximately 1,362 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from January 27, 2017, the date our Common Shares became listed on the NYSE, through December 31, 2021, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our Common Stock and each index on January 27, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the S&P 500 Index,
S & P 1500 Building Products Index

$300
$250
$200
$150
$100
$50
$0
01/27/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
JELD-WEN
S&P 500
S&P 1500 Building Products Index

*$100 invested on 1/27/17 in stock or 12/31/16 in index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/27/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
JELD-WEN Holding, Inc.	$100.00	$150.73	$54.40	$89.62	$97.09	$100.92
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 1500 Building Products Index	$100.00	$110.00	$86.71	$123.14	$173.84	$260.59

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
Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of Common Stock during the fourth quarter of 2021 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
September 26, 2021 - October 23, 2021	—	$—	—	$178,906
October 24, 2021 - November 20, 2021	690,000	$26.79	690,000	$160,421
November 21, 2021 - December 31, 2021	1,124,199	$25.19	1,124,199	$132,105
Total	1,814,199	$25.80	1,814,199

1 Average price paid per share includes costs associated with the repurchases.

2 In July 2021, the Board of Directors increased the remaining authorization to a total of $400.0 million with no expiration date.
Item 6 - [Reserved]
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
This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this 10-K and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
•Company Overview. This section provides a general description of our Company and reportable segments, business and industry trends, our key business strategies and background information on other matters discussed in this MD&A.
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
Company Overview
We are a leading global provider of windows, doors, wall systems, and other building products. We design, produce, and distribute an extensive range of interior and exterior doors, wood, vinyl, and aluminum windows, and related products for use in the new construction, R&R of residential homes, and, to a lesser extent, non-residential buildings.
We operate manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 14 - Segment Information of our financial statements included elsewhere in this 10-K.
Acquisitions and Divestitures
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”). As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). Assuming customary closing conditions are met and subject to court approval, we believe the divestiture will occur within the next twelve months and qualifies for held for sale accounting and we have reclassified certain assets and liabilities to assets held for sale in the accompanying financial statements. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.
For additional information on the Steves litigation and divestiture, see Note 24 - Commitments and Contingencies of our financial statements included elsewhere in this 10-K.
In March 2019, we acquired VPI Quality Windows, Inc., a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects. VPI, headquartered in Spokane, Washington, with operations in Spokane, Washington and Statesville, North Carolina, is part of our North America segment and was acquired for $57.8 million in cash, net of cash acquired.

Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include core net revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions made within the prior twelve months, and the impact of foreign exchange. Core net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact from foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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
•investing in branding and marketing strategies, including marketing campaigns in both print and social media, as well as our investments in training centers and mobile training facilities; and
•implementing channel initiatives to enhance our relationships with key channel partners and customers, including optimizing growth through rebate programs in North America.
Product Pricing and Volume/Mix
The price and mix of products that we sell are important drivers of our net revenues and net income. Under the heading “Results of Operations,” references to (i) “pricing” refer to the impact of price increases or decreases, as applicable, for particular products between periods based on demand and (ii) “volume/mix” refer to the combined impact of both the number of products we sell in a particular period and the types of products sold, in each case, on net revenues. While we operate in competitive markets, the demand for our innovative products allows us to exercise pricing discipline, which is an important element of our strategy to achieve profitable growth through improved margins. Our strategy also includes incentivizing our channel partners to sell our higher margin products, and we believe a renewed focus on innovation and the development of new technologies will increase our sales volumes and the overall profitability of our product mix.

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
We continue to implement our strategic initiatives under JEM to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, which include plant closures and consolidations, headcount reductions, and other various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
Raw Material Costs
    Commodities such as vinyl extrusions, glass, aluminum, wood, steel, plastics, fiberglass, and other composites are major components in the production of our products. Changes in the underlying prices of these commodities have a direct impact on the cost of goods sold. While we attempt to pass on a substantial portion of such cost increases to our customers, we may not be successful in doing so. In addition, our results of operations for individual quarters may be negatively impacted by a delay between the time of raw material cost increases and a corresponding price increase. Conversely, our results of operations for individual quarters may be positively impacted by a delay between the time of a raw material price decrease and a corresponding competitive pricing decrease.
Freight Costs
    We incur substantial freight and duty costs to third party logistics providers and port authorities to transport raw materials and work-in-process inventory to our manufacturing facilities and to deliver finished goods to our customers. Changes in freight and duty rates as well as the availability of freight services can have a significant impact on our cost of goods sold. Freight and duty costs have risen significantly due to a number of factors that have affected the supply and demand of trucking and port services, including increased regulation, such as data logging of miles, increases in general economic activity, labor shortages, and an aging workforce. We attempt to mitigate some of these cost increases through various internal initiatives and to pass a substantial portion of these increases to our customers; however, we may not realize the intended results within the intended timeframe.
Working Capital and Seasonality
Working capital, which is defined as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by seasonality of sales of our products and of customer payment patterns. The peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, generally corresponds with the second and third calendar quarters, and therefore our sales volume is usually higher during those quarters. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, our peak season, and working capital decreases starting in the third quarter as inventory levels and accounts receivable decline. Inventories fluctuate as we manage availability in our supply chain due to COVID-19 impacts and for some raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders. Our working capital balances have been impacted by inflation in the current year due to rising costs in raw materials impacting both inventory and accounts payable as well as higher accounts receivable usages as a result of price realization across our product portfolio.
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. The exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflected, on average, the U.S. dollar weakened against the Australian dollar, Canadian dollar, and Euro by 9%, 7% and 4%, respectively. See Item 1A- Risk Factors- Risks Relating to Our Business and Industry, Item 1A- Risk Factors- Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.
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
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include glass, wood, wood components, doors, door facings, door parts, hardware, vinyl extrusions, steel, fiberglass, packaging materials, adhesives, resins and other chemicals, core material, and aluminum extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. We have and may continue to experience inflation in our material costs, including increased costs for inbound freight, due to supply chain challenges as a result of COVID-19. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. See Item 7A- Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk.
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
We expect our research and development expenses to increase in absolute dollars as we continue to make significant investments in developing new products and enhancing existing products as part of our growth strategy.
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and marketing promotions of our products and services and related personnel expenses, as well as sales incentives, trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, display expenses, and related amortization. Sales and marketing expenses are generally variable expenses. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively promote our products and services.
General and Administrative. General and administrative expenses consist of personnel expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, any allocated overhead, information technology, amortization of intangible assets acquired, and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars to support future growth and the related infrastructure of our business.
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
Interest Expense, Net
Interest expense, net, relates primarily to interest payments on our credit facilities and debt securities, as well as commitment fees and amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the applicable facility using the effective interest method. For additional details, see Note 11 - Long-Term Debt in our financial statements for the year ended December 31, 2021 included elsewhere in this 10-K.
Other Income, Net
Other income, net, includes profit and losses related to various miscellaneous non-operating expenses primarily relating to pension benefit income and expenses, governmental pandemic assistance reimbursements relating to COVID-19, legal settlement income, insurance reimbursements, loss on extinguishment of debt, gains and losses on sale of business units, property, and equipment, and certain foreign currency related gains and losses, including from our hedging activities used to mitigate foreign exchange impacts.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2021, our U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,560.6 million in the aggregate and $96.4 million of such NOL carryforwards do not expire. For additional details, see Note 13 - Income Taxes in our financial statements for the year ended December 31, 2021 included elsewhere in this 10-K.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. In the following weeks, global restrictions, including stay at home and similar orders, were implemented in a significant number of countries in which we operate. We made, and continue to make, changes to our operations to ensure proper measures are in place for the health and safety of our employees and to satisfy the needs of our customers. We continue to experience intermittent closures and reduced operating capacity of certain manufacturing facilities, primarily due to local and governmental mandates.
During 2021, we continued to experience increased demand for our products in both residential and remodel channels due to the low residential housing supply, low interest rates, and consumers’ focus on their homes. In addition, we have and may continue to experience challenges throughout our operations relating to COVID-19, including increased inflation in our supply chain, as well as in raw materials, labor, and freight charges. We have experienced delays of inbound and outbound deliveries and labor availability issues due to quarantines, site access, and employee absences.
The scope and nature of impacts from COVID-19, most of which are beyond our control, continue to evolve, and the outcome is uncertain. The ultimate effects of the COVID-19 pandemic on us and the end markets we service, is highly uncertain and will depend on future developments. Such effects could exist for an extended period even after the pandemic ends.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below. We define core revenues as revenue excluding the impact of foreign exchange and acquisitions completed in the last twelve months.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	December 31, 2021		December 31, 2020
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,771,719	100.0%	$4,235,677	100.0%
Cost of sales	3,796,452	79.6%	3,333,770	78.7%
Gross margin	975,267	20.4%	901,907	21.3%
Selling, general and administrative	704,892	14.8%	702,715	16.6%
Impairment and restructuring charges	2,950	0.1%	10,469	0.2%
Operating income	267,425	5.6%	188,723	4.5%
Interest expense, net	77,566	1.6%	74,800	1.8%
Other income	(14,503)	(0.3)%	(2,752)	(0.1)%
Income before taxes	204,362	4.3%	116,675	2.8%
Income tax expense	35,540	0.7%	25,089	0.6%
Net income	$168,822	3.5%	$91,586	2.2%
Consolidated Results
Net Revenues – Net revenues increased $536.0 million, or 12.7%, to $4,771.7 million in the year ended December 31, 2021 from $4,235.7 million in the year ended December 31, 2020. The increase was due to an improvement in core revenues of 10% and a positive impact from foreign exchange of 3%. Core revenues increased due to a 7% benefit from pricing and favorable volume/mix of 3%.

Gross Margin – Gross margin increased $73.4 million, or 8.1%, to $975.3 million in the year ended December 31, 2021 from $901.9 million in the year ended December 31, 2020. Gross margin as a percentage of net revenues was 20.4% in the year ended December 31, 2021 and 21.3% in the year ended December 31, 2020. The decrease in gross margin percentage was primarily due to the impact of inflation on material costs, freight, and labor compensation in the current period, partially offset by improved pricing, positive manufacturing variances, and favorable volume/mix.
SG&A Expense – SG&A expense increased $2.2 million, or 0.3%, to $704.9 million in the year ended December 31, 2021 from $702.7 million in the year ended December 31, 2020. The increase in SG&A expense was primarily due to the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, and the impact of inflation on compensation in the current period, partially offset by reduced variable compensation and litigation related expenses.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $7.5 million, or 71.8%, to $3.0 million in the year ended December 31, 2021 from $10.5 million in the year ended December 31, 2020. Charges incurred in 2021 primarily relate to ongoing restructuring projects within our Europe segment and asset impairment charges in North America. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. For more information, refer to Note 19 - Impairment and Restructuring Charges to our consolidated financial statements included in this 10-K.
Interest Expense, Net – Interest expense, net, increased $2.8 million, or 3.7%, to $77.6 million in the year ended December 31, 2021 from $74.8 million in the year ended December 31, 2020. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by lower interest rates throughout 2021.
Other Income – Other income increased $11.8 million, or 427.0%, to $14.5 million in the year ended December 31, 2021 from $2.8 million in the year ended December 31, 2020. Other income in the year ended December 31, 2021 primarily consisted of foreign currency gains of $9.9 million and reimbursements from governmental pandemic assistance relating to COVID-19 and insurance and of $3.2 million, partially offset by a loss on sale or disposal of property and equipment of $2.0 million and a loss on extinguishment of debt of $1.3 million. Other income in the year ended December 31, 2020 primarily consisted of foreign currency losses of $11.9 million and pension expense of $1.6 million, offset by reimbursements from governmental pandemic assistance relating to COVID-19 of $7.4 million, a gain on sale of property and equipment of $4.1 million, and insurance reimbursements of $1.4 million.
Income Taxes – Income tax expense increased $10.5 million, or 41.7%, to $35.5 million in the year ended December 31, 2021 from $25.1 million in the year ended December 31, 2020. The effective tax rate in the year ended December 31, 2021 was 17.4% compared to 21.5% in the year ended December 31, 2020. The increase in income tax expense in the year ended December 31, 2021 was primarily due to an increase in income before taxes of $87.7 million, partially offset by a tax benefit from tax credits and GILTI HTE as well as a partial release of U.S. state valuation allowances. For more information, refer to Note 13 – Income Taxes to our consolidated financial statements included in this 10-K.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	December 31, 2020		December 31, 2019
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,235,677	100.0%	$4,289,761	100.0%
Cost of sales	3,333,770	78.7%	3,417,222	79.7%
Gross margin	901,907	21.3%	872,539	20.3%
Selling, general and administrative	702,715	16.6%	660,574	15.4%
Impairment and restructuring charges	10,469	0.2%	21,551	0.5%
Operating income	188,723	4.5%	190,414	4.4%
Interest expense, net	74,800	1.8%	71,778	1.7%
Other income	(2,752)	(0.1)%	(1,409)	—%
Income before taxes	116,675	2.8%	120,045	2.8%
Income tax expense	25,089	0.6%	57,074	1.3%
Net income	$91,586	2.2%	$62,971	1.5%
Consolidated Results
Net Revenues – Net revenues decreased $54.1 million, or 1.3%, to $4,235.7 million in the year ended December 31, 2020 from $4,289.8 million in the year ended December 31, 2019. The decrease was driven by a decline in core revenue of 2% consisting of a 5% decline in volume/mix, partially offset by a 3% pricing benefit.
Gross Margin – Gross margin increased $29.4 million, or 3.4%, to $901.9 million in the year ended December 31, 2020 from $872.5 million in the year ended December 31, 2019. Gross margin as a percentage of net revenues was 21.3% in the year ended December 31, 2020 and 20.3% in the year ended December 31, 2019. Gross margins increased due to positive manufacturing variances and improved pricing, partially offset by unfavorable volume/mix and the effect of inflation on labor compensation.
SG&A Expense – SG&A expense increased $42.1 million, or 6.4%, to $702.7 million in the year ended December 31, 2020 from $660.6 million in the year ended December 31, 2019. The increase in SG&A expense was primarily due to increased legal expenses, primarily relating to litigation and environmental accruals and fees, and estimated variable compensation, partially offset by reductions in spending relating to sales, marketing, and travel as a result of cost saving measures implemented in response to COVID-19, and the non-recurrence of acquisition costs recorded in 2019.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $11.1 million, or 51.4%, to $10.5 million in the year ended December 31, 2020 from $21.6 million in the year ended December 31, 2019. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. Charges incurred in 2019 primarily related to plant consolidations in our North America and Australasia segments resulting in impairments of ROU assets and property and equipment as well as severance costs across all segments and corporate. For more information, refer to Note 19 - Impairment and Restructuring Charges to our consolidated financial statements included in this 10-K.
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
Other Income – Other income increased $1.3 million, or 95.3%, to $2.8 million in the year ended December 31, 2020 from $1.4 million in the year ended December 31, 2019. The other income in the year ended December 31, 2020 primarily consisted of foreign currency losses of $11.9 million and pension expense of $1.6 million, offset by reimbursements from governmental pandemic assistance relating to COVID-19 of $7.4 million, a gain on sale or disposal of property and equipment of $4.1 million, and an insurance reimbursement of $1.4 million. Other income in the year ended December 31, 2019 was primarily due to foreign currency gains of $7.4 million, a gain on the sale or disposal of business units, property and equipment of $1.5 million, and legal settlement income of $1.2 million, partially offset by pension expense of $10.7 million.
Income Taxes – Income tax expense decreased $32.0 million, or 56.0%, to $25.1 million in the year ended December 31, 2020 from $57.1 million in the year ended December 31, 2019. The effective tax rate in the year ended December 31, 2020 was 21.5% compared to 47.5% in the year ended December 31, 2019. The decrease in income tax expense in 2020 was primarily due to a tax benefit recorded in 2020 as a result of the HTE election and related planning, which resulted in a decrease in the U.S. valuation allowance, partially offset by tax expense related to a reduction in U.S. foreign tax credit carryforwards and additional state tax expense related expenses. For more information, refer to Note 13 - Income Taxes to our consolidated financial statements included in this 10-K.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We have determined that we have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing. For additional information on segment Adjusted EBITDA, see Note 14 - Segment Information to our consolidated financial statements included in this 10-K.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	Year Ended
(amounts in thousands)	December 31, 2021	December 31, 2020
Net revenues from external customers			% Variance
North America	$2,829,240	$2,528,993	11.9%
Europe	1,352,450	1,187,777	13.9%
Australasia	590,029	518,907	13.7%
Total Consolidated	$4,771,719	$4,235,677	12.7%
Percentage of total consolidated net revenues
North America	59.3%	59.7%
Europe	28.3%	28.0%
Australasia	12.4%	12.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$352,881	$315,952	11.7%
Europe	127,292	136,363	(6.7)%
Australasia	71,448	62,449	14.4%
Corporate and unallocated costs	(86,542)	(68,350)	26.6%
Total Consolidated	$465,079	$446,414	4.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	12.5%
Europe	9.4%	11.5%
Australasia	12.1%	12.0%
Total Consolidated	9.7%	10.5%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our consolidated financial statements.
North America
Net revenues in North America increased $300.2 million, or 11.9%, to $2,829.2 million in the year ended December 31, 2021 from $2,529.0 million in the year ended December 31, 2020. The increase was primarily due to an increase in core revenues of 12%. Core revenues increased due to an 10% benefit from pricing and favorable volume/mix of 2%.
Adjusted EBITDA in North America increased $36.9 million, or 11.7%, to $352.9 million in the year ended December 31, 2021 from $316.0 million in the year ended December 31, 2020. The increase was due to favorable pricing, volume growth, and positive manufacturing variances, partially offset by the impact of inflation on material costs, freight, and labor compensation.

Europe
Net revenues in Europe increased $164.7 million, or 13.9%, to $1,352.5 million in the year ended December 31, 2021 from $1,187.8 million in the year ended December 31, 2020. The increase was primarily due to an increase in core revenue of 9% and a positive impact from foreign exchange of 5%. Core revenues increased due a 5% benefit from pricing and favorable volume/mix of 4%.
Adjusted EBITDA in Europe decreased $9.1 million, or 6.7%, to $127.3 million in the year ended December 31, 2021 from $136.4 million in the year ended December 31, 2020. The decrease was primarily due to the impact of inflation on material costs, freight, and labor compensation in the current period, partially offset by favorable pricing and positive manufacturing variances.
Australasia
Net revenues in Australasia increased $71.1 million, or 13.7%, to $590.0 million in the year ended December 31, 2021 from $518.9 million in the year ended December 31, 2020. The increase was primarily due to a positive impact from foreign exchange of 9% and an increase in core revenues of 5%. Core revenues increased due to favorable volume/mix of 3% and a 2% benefit from pricing.
Adjusted EBITDA in Australasia increased $9.0 million, or 14.4%, to $71.4 million in the year ended December 31, 2021 from $62.4 million in the year ended December 31, 2020. The increase was primarily due to improved volume/mix and positive manufacturing variances, partially offset by the impact of inflation on material costs.
Corporate and unallocated costs
Corporate and unallocated costs increased in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, and the impact of inflation as well as increased health benefit costs and software related expenditures, partially offset by reduced variable compensation expenses resulting in a decrease to Adjusted EBITDA of $18.2 million, or 26.6%.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Year Ended
(dollars in thousands)	December 31, 2020	December 31, 2019
Net revenues from external customers			% Variance
North America	$2,528,993	$2,534,336	(0.2)%
Europe	1,187,777	1,178,441	0.8%
Australasia	518,907	576,984	(10.1)%
Total Consolidated	$4,235,677	$4,289,761	(1.3)%
Percentage of total consolidated net revenues
North America	59.7%	59.1%
Europe	28.0%	27.5%
Australasia	12.3%	13.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$315,952	$267,335	18.2%
Europe	136,363	116,193	17.4%
Australasia	62,449	74,484	(16.2)%
Corporate and Unallocated costs	(68,350)	(42,974)	59.0%
Total Consolidated	$446,414	$415,038	7.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	10.5%
Europe	11.5%	9.9%
Australasia	12.0%	12.9%
Total Consolidated	10.5%	9.7%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our consolidated financial statements.
North America
Net revenues in North America decreased $5.3 million, or 0.2%, to $2,529.0 million in the year ended December 31, 2020 from $2,534.3 million in the year ended December 31, 2019. The decrease was primarily due to a decline in core revenues of 1% offset by a 1% increase attributable to the contribution from the acquisition of VPI. Core revenues decreased due to unfavorable volume/mix of 6%, partially offset by a 5% benefit from pricing.
Adjusted EBITDA in North America increased $48.6 million, or 18.2%, to $316.0 million in the year ended December 31, 2020 from $267.3 million in the year ended December 31, 2019. The increase was due to favorable pricing, positive manufacturing variances, reduced marketing and travel expenses, and contributions from our VPI acquisition, partially offset by unfavorable revenue mix and the effect of inflation on labor compensation.
Europe
Net revenues in Europe increased $9.3 million, or 0.8%, to $1,187.8 million in the year ended December 31, 2020 from $1,178.4 million in the year ended December 31, 2019. The increase was primarily due to a favorable impact from foreign exchange of 2%, partially offset by a decline in core revenue of 1%. Core revenues decreased due to unfavorable volume/mix of 2%, partially offset by a 1% benefit from pricing.
Adjusted EBITDA in Europe increased $20.2 million, or 17.4%, to $136.4 million in the year ended December 31, 2020 from $116.2 million in the year ended December 31, 2019. The increase was primarily due to positive manufacturing variances and favorable pricing, partially offset by unfavorable revenue mix and the effect of inflation on labor compensation.
Australasia
Net revenues in Australasia decreased $58.1 million, or 10.1%, to $518.9 million in the year ended December 31, 2020 from $577.0 million in the year ended December 31, 2019. The decrease was primarily due to a reduction in core revenues of 9% and unfavorable impacts from foreign exchange of 1%. Core revenues decreased due to unfavorable volume/mix of 8% and reduced pricing of 1%.

Adjusted EBITDA in Australasia decreased $12.0 million, or 16.2%, to $62.4 million in the year ended December 31, 2020 from $74.5 million in the year ended December 31, 2019. The decrease was primarily due to lower volumes from market headwinds and adverse pricing, partially offset by positive manufacturing variances and reductions in spending relating to sales, marketing, travel, and salaries as a result of cost saving measures implemented in response to COVID-19.
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
As of December 31, 2021, we had total liquidity (a non-GAAP measure) of $837.8 million, consisting of $395.6 million in unrestricted cash, $425.8 million available for borrowing under the ABL Facility, and AUD 22.6 million ($16.4 million) available for borrowing under the Australia Senior Secured Credit Facility (See Note 11 – Long-Term Debt to our consolidated financial statements for additional details regarding amendments made to the ABL Facility in July 2021), compared to total liquidity of $1,121.5 million as of December 31, 2020. The decrease in total liquidity was primarily due to cash utilized for share repurchases, higher working capital investment, capital expenditures, and repayments of long-term debt and legal settlements, partially offset by the increase in earnings.
As of December 31, 2021, our cash balances, including $1.3 million of restricted cash, consisted of $46.3 million in the U.S. and $350.6 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $1.2 million in the year ended December 31, 2021. A 1.0% increase in interest rates would have increased our interest expense by $7.5 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, we have significant contractual obligations and commitments as of December 31, 2021 relating to the following:
•Long-term debt and interest obligations – As of December 31, 2021 our outstanding debt balance was $1,720.9 million. See Note 11 - Long-Term Debt to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2021, taking into account scheduled maturities and amortization payments. As of December 31, 2021, we estimate interest payments of $70.3 million due in 2022 and $270.2 million due in 2023 and thereafter.
•Finance and operating lease obligations – As of December 31, 2021, our remaining contractual commitments for finance and operating leases was $250.2 million. See Note 7 - Leases to our consolidated financial statements for additional details regarding the timing of expected future payments

•Purchase obligations – As of December 31, 2021, we have purchase obligations of $20.8 million due in 2022 and $27.6 million due in 2023 and thereafter. These purchase obligations are primarily relating to software hosting services and capital expenditures. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Borrowings and Refinancings
In December 2021, we amended our Australia Senior Secured Credit Facility resulting in reduced borrowing fees and reinstated maintenance financial covenant ratios to pre-pandemic thresholds.
In July 2021, we refinanced our existing Term Loan Facility and ABL Facility by issuing replacement loans that aggregated to $550.0 million in principal amount under the Term Loan Facility and added $100.0 million in potential additional revolving loan capacity to our ABL Facility.
In the fourth quarter of 2020, we began to include the eligible accounts receivable and inventory balances of certain recently acquired U.S. businesses in determining our borrowing base on our U.S. ABL Facility, which increased our availability.
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
As of December 31, 2021, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 11 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended
(amounts in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash provided by (used in):
Operating activities	$175,666	$355,655	$302,709
Investing activities	(92,361)	(82,003)	(184,948)
Financing activities	(401,209)	207,909	(6,411)
Effect of changes in exchange rates on cash and cash equivalents	(21,800)	25,157	903
Net change in cash and cash equivalents	$(339,704)	$506,718	$112,253
Cash Flow from Operations
Net cash provided by operating activities decreased $180.0 million to $175.7 million in the year ended December 31, 2021 from $355.7 million in the year ended December 31, 2020. The decrease in cash provided by operating activities was due primarily to increased inventory costs, increased accounts receivable, cash paid for legal settlements, and increased cash taxes, partially offset by increased earnings.
Net cash provided by operating activities increased $52.9 million to $355.7 million in the year ended December 31, 2020 from $302.7 million in the year ended December 31, 2019. The increase in cash provided by operating activities was due primarily to increases in accruals for the deferral of payroll taxes, including $20.9 million as a result of the CARES Act, which will be paid equally in 2022 and 2023, legal and environmental matters, and estimated variable compensation.

Cash Flow from Investing Activities
Net cash used in investing activities increased $10.4 million to $92.4 million in the year ended December 31, 2021 from $82.0 million in the year ended December 31, 2020 primarily due to a decrease in cash received from the sale of property, plant and equipment.
Net cash used in investing activities decreased $102.9 million to $82.0 million in the year ended December 31, 2020 from $184.9 million in the year ended December 31, 2019 primarily due to a decrease in cash used for acquisitions and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $401.2 million in the year ended December 31, 2021 and consisted primarily of repurchases of our Common Stock of $323.7 million and net debt repayments of $86.1 million.
Net cash provided by financing activities was $207.9 million in the year ended December 31, 2020 and consisted primarily of net borrowings of $210.9 million, partially offset by repurchases of our Common Stock of $5.0 million.
Net cash used in financing activities was $6.4 million in the year ended December 31, 2019 and was comprised primarily of repurchases of our Common Stock of $20.0 million, partially offset by increased borrowings of $13.1 million.
Holding Company Status
We are a holding company that conducts all of our operations through subsidiaries, and we rely on dividends or advances from our subsidiaries to fund the holding company. The majority of our operating income is derived from JWI, our main operating subsidiary. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our Credit Facilities, Senior Notes, and Senior Secured Notes.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of December 31, 2021 was $777.0 million.

Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 1 - Description of Company and Summary of Significant Accounting Policies in our consolidated financial statements. Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Acquisitions
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the fair value of the acquired assets exceeds the purchase price the difference is recorded as a bargain purchase in other (income) expense. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the comparative consolidated financial statements in the period in which the adjustment amount will be determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions.
Recoverability of Long-Lived and Intangible Assets
Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such asset groups may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment.
We group assets to test for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets.
When evaluating long-lived assets and definite lived intangible assets for potential impairment, if a triggering event is identified, we perform an impairment test by reviewing the expected undiscounted cash flows generated from the anticipated use and eventual disposition of the asset group compared to the carrying value of the asset group. If the expected undiscounted cash flows are less than the carrying value of the asset group, then an impairment charge is required to reduce the carrying value of the asset group to fair value. If we recognize an impairment loss, the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows. For a depreciable long-lived assets, the new cost basis will be depreciated over the remaining useful life of that asset. For an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset. Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets.
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
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue and terminal growth rates, EBITDA margins, and cost of capital. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
As of December 31, 2021, the fair value of our North America, Europe, and Australasia reporting units would have to decline by approximately 32%, 37%, and 12%, respectively, to be considered for potential impairment. Keeping all other assumptions consistent, an increase in the discount rate of 1% would result in the fair value of a reporting unit over its carrying value of 26%, 31%, and 4% for the North America, Europe, and Australasia reporting units, respectively.
A material change in the fair value or carrying value of our Australasia reporting unit would put the reporting unit at risk of goodwill impairment. For example, our ability to increase revenue and improve EBITDA margins are key assumptions in our projections of revenue, earnings and cash flows. If our actual experience in future years falls significantly below our current projections, the fair value of the reporting unit could be negatively impacted. Similarly, an increase in interest rates would lower our discounted cash flows and negatively impact the fair value of the reporting unit. We believe our projections and assumptions are reasonable, but it is possible they could change, impacting our fair value estimate, or the carrying value could change.
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
    We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2021 and December 31, 2020. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
Contingent Liabilities
Contingent liabilities require significant judgment in estimating potential losses for legal and environmental claims. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.
Share-based Compensation Plan
We have share-based compensation plans that provide for compensation to employees through various grants of share-based instruments. We apply the fair value method of accounting using the Black-Scholes option-pricing model to determine the compensation expense for stock options. The compensation expense for RSUs awarded is based on the fair value of the RSU at the date of grant. Compensation expense is recorded in the consolidated statements of operations and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, estimated risk-free rate, and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.
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
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three year performance targets on return on invested capital (“ROIC”) and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 2.88% at December 31, 2021 from 2.55% at December 31, 2020. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2021 by approximately $14.9 million and would decrease estimated fiscal year 2022 pension income by approximately $1.7 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2021 by approximately $14.2 million and would increase estimated fiscal year 2022 pension income by approximately $0.7 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2022 net periodic pension expense by approximately $4.1 million.
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
Exchange Rate Risk
    We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts, with a total notional amount of $91.6 million as of December 31, 2021, in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We use foreign currency derivative contracts, with a total notional amount of $376.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. We also use foreign currency derivative contracts, with a total notional amount of $107.0 million, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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
    The U.K.’s Financial Conduct Authority has announced the intent to phase out the use of LIBOR. In November 30, 2020, the ICE Benchmark Administration Limited (IBA) announced a consultation on its intention to cease the publication of the one-week and two-month USD LIBOR tenors immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors immediately following the LIBOR publication on June 30, 2023. As a result, we may incur incremental interest expense depending on the new standard determined. We have elected certain optional expedients provided by ASC Topic 848 Reference Rate Reform in order to mitigate the risk of dedesignation of our hedged interest rate swaps, which could result in an increase in interest expense. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. Although our ABL Facility agreement and Term Loan Facility agreement contain provisions intended to address the anticipated unavailability of LIBOR, we may need to amend these and other contracts to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
    We have not historically used derivatives or similar instruments to hedge commodity price fluctuations, but may in the future. We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
    The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
    The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8- Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information
None.
Item 9C - Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. The other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be held on April 28, 2022, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
Item 11 - Executive Compensation
    The information required by this item is incorporated by reference to the Proxy Statement.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
    The following table sets forth information with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,692,677(2)	$23.31	2,578,718(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,692,677	$23.31	2,578,718

(1)Excludes RSUs and PSUs, which have no exercise price.

(2)Consists of shares underlying 2,162,022 stock options, 1,826,392 RSUs, and 704,263 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

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

PART IV
Item 15 - Exhibits and Financial Statement Schedules
1. Financial Statements
The financial statements are set forth under Item 8- Financial Statements and Supplementary Data of this Form 10-K.
2. Financial Statement Schedules
All financial statements and schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this 10-K and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 13, 2020
3.2	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.2	May 13, 2020
4.1	Description of Securities.	10-K	001-38000	4.1	February 23, 2021
4.2	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including for of Note).	8-K	001-38000	4.1	December 14, 2017
4.3	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.4	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.5	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	10-K	001-38000	4.9	February 23, 2021
4.6	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes).	8-K	001-38000	4.1	May 5, 2020
4.7	First Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., subsidiaries of JELD-WEN, Inc., and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.1	November 3, 2020
4.8	Second Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and WilmingtonTrust, National Association, as Trustee and Notes Collateral Agent.	10-K	001-38000	4.12	February 23, 2021
4.9	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent.	8-K	001-38000	4.2	May 5, 2020
4.10	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.11	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD_WEN, Inc., the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent.	10-Q	001-38000	10.2	August 2, 2021
10.8	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.9	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.10	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.11	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.12	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.13	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.14	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	10-Q	001-38000	10.3	August 2, 2021
10.15+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.16+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.17+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.18*+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.
10.19+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-Q	001-38000	10.2	April 30, 2021
10.20*+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.21*+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.22*+	JELD-WEN Holding, Inc. 2022 Management Incentive Plan.
10.23+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.24+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and each of Roya Behnia, Daniel J. Castillo, Timothy R. Craven, John R. Linker, and Gary S. Michel.	10-Q	001-38000	10.1	August 5, 2020
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16 - Form 10-K Summary
    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ John Linker
John Linker
Chief Financial Officer

Date: February 22, 2022

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

Signature	Title	Date

/s/ Gary S. Michel	Chair, President, Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Gary S. Michel
/s/ John Linker	Chief Financial Officer (Principal Financial Officer)	February 22, 2022
John Linker
/s/ Scott Vining	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
Scott Vining
/s/ Roderick C. Wendt	Vice Chair	February 22, 2022
Roderick C. Wendt
/s/ William Banholzer	Director	February 22, 2022
William Banholzer
/s/ Tracey I. Joubert	Director	February 22, 2022
Tracy I. Joubert
/s/ Cynthia Marshall	Director	February 22, 2022
Cynthia Marshall
/s/ David Nord	Director	February 22, 2022
David Nord
/s/ Suzanne Stefany	Director	February 22, 2022
Suzanne Stefany

Signature	Title	Date
/s/ Bruce Taten	Director	February 22, 2022
Bruce Taten
/s/ Steven E. Wynne	Director	February 22, 2022
Steven E. Wynne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $545.2 million as of December 31, 2021. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Fair value of the reporting units is determined by management using a discounted cash flow model. Management’s cash flow projections included significant judgments and assumptions relating to expected revenue and terminal growth rates, EBITDA margins, and the cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected revenue and terminal growth rates, EBITDA margins, and the cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to expected revenue and terminal growth rates, EBITDA margins, and the cost of capital. Evaluating management’s assumptions related to expected revenue and terminal growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the cost of capital assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 22, 2022

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2021	2020	2019
Net revenues	$4,771,719	$4,235,677	$4,289,761
Cost of sales	3,796,452	3,333,770	3,417,222
Gross margin	975,267	901,907	872,539
Selling, general and administrative	704,892	702,715	660,574
Impairment and restructuring charges	2,950	10,469	21,551
Operating income	267,425	188,723	190,414
Interest expense, net	77,566	74,800	71,778
Other income	(14,503)	(2,752)	(1,409)
Income before taxes	204,362	116,675	120,045
Income tax expense	35,540	25,089	57,074
Net income	$168,822	$91,586	$62,971

Weighted average common shares outstanding:
Basic	96,563,155	100,633,392	100,618,105
Diluted	98,371,142	101,681,981	101,464,325
Net income per share
Basic	$1.75	$0.91	$0.63
Diluted	$1.72	$0.90	$0.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019
Net income	$168,822	$91,586	$62,971
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of ($4,096), $0, and $0, respectively	(77,904)	105,442	(15,335)
Interest rate hedge adjustments, net of tax expense (benefit) of $1,302, ($468), and ($4,831), respectively	3,850	(1,384)	6,173
Defined benefit pension plans, net of tax expense (benefit) of $13,226, ($3,800), and $1,152, respectively	39,001	(11,476)	2,692
Total other comprehensive (loss) income, net of tax	(35,053)	92,582	(6,470)
Comprehensive income	$133,769	$184,168	$56,501
The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$395,596	$735,820
Restricted cash	1,294	774
Accounts receivable, net	552,041	477,472
Inventories	615,971	512,228
Other current assets	55,531	34,359
Assets held for sale	119,424	—
Total current assets	1,739,857	1,760,653
Property and equipment, net	798,804	872,585
Deferred tax assets	204,232	199,194
Goodwill	545,213	639,867
Intangible assets, net	222,181	246,055
Operating lease assets, net	201,781	214,727
Other assets	26,603	31,604
Total assets	$3,738,671	$3,964,685
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$418,774	$269,891
Accrued payroll and benefits	135,989	151,742
Accrued expenses and other current liabilities	289,676	379,289
Current maturities of long-term debt	38,561	66,702
Liabilities held for sale	5,868	—
Total current liabilities	888,868	867,624
Long-term debt	1,667,696	1,701,340
Unfunded pension liability	61,438	115,077
Operating lease liability	166,318	177,491
Deferred credits and other liabilities	102,879	91,368
Deferred tax liabilities	9,254	7,321
Total liabilities	2,896,453	2,960,221
Commitments and contingencies (Note 24)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 90,193,550 shares outstanding as of December 31, 2021; 900,000,000 shares authorized, par value $0.01 per share, 100,806,068 shares outstanding as of December 31, 2020	902	1,008
Additional paid-in capital	719,451	690,687
Retained earnings	215,611	371,462
Accumulated other comprehensive loss	(93,746)	(58,693)
Total shareholders’ equity	842,218	1,004,464
Total liabilities and shareholders’ equity	$3,738,671	$3,964,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2021		December 31, 2020		December 31, 2019
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	100,806,068	$1,008	100,668,003	$1,007	101,310,862	$1,013
Shares issued for exercise/vesting of share-based compensation awards	1,011,439	10	427,950	5	645,957	7
Shares repurchased	(11,564,009)	(115)	(265,589)	(3)	(1,192,419)	(12)
Shares surrendered for tax obligations for employee share-based transactions	(59,948)	(1)	(24,296)	(1)	(96,397)	(1)
Balance at period end	90,193,550	$902	100,806,068	$1,008	100,668,003	$1,007
Additional paid-in capital
Balance at beginning of period		$691,360		$672,445		$659,241
Shares issued for exercise/vesting of share-based compensation awards		10,174		2,979		1,970
Shares surrendered for tax obligations for employee share-based transactions		(1,619)		(463)		(1,956)
Amortization of share-based compensation		20,209		16,399		13,190
Balance at period end		720,124		691,360		672,445
Employee stock notes
Balance at beginning of period		(673)		(673)		(648)
Net issuances, payments and accrued interest on notes		—		—		(25)
Balance at period end		(673)		(673)		(673)
Balance at period end		$719,451		$690,687		$671,772
Retained earnings
Balance at beginning of period		$371,462		$290,583		$246,833
Shares repurchased		(324,673)		(4,997)		(19,982)
Adoption of new accounting standard ASU No. 2016-13		—		(5,710)		—
Adoption of new accounting standard ASU No. 2016-02		—		—		761
Net income		168,822		91,586		62,971
Balance at period end		$215,611		$371,462		$290,583
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(58,693)		$(151,275)		$(144,805)
Foreign currency adjustments		(77,904)		105,442		(15,335)
Unrealized gain (loss) on interest rate hedges		3,850		(1,384)		6,173
Net actuarial pension gain (loss)		39,001		(11,476)		2,692
Balance at period end		$(93,746)		$(58,693)		$(151,275)

Total shareholders’ equity at period end		$842,218		$1,004,464		$812,087

The accompanying notes are an integral part of these Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$168,822	$91,586	$62,971
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	137,247	134,623	133,969
Deferred income taxes	(14,973)	(9,063)	21,838
Loss (gain) on sale or disposal of business units, property, and equipment	1,979	(4,122)	(1,377)
Adjustment to carrying value of assets	2,076	5,537	6,625
Amortization of deferred financing costs	3,175	2,679	1,971
Loss on extinguishment of debt	1,001	—	—
Stock-based compensation	20,209	16,399	13,315
Contributions to U.S. pension plan	—	(12,619)	(7,760)
Amortization of U.S. pension expense	9,092	6,852	8,919
Other items, net	3,804	21,125	(3,320)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(91,920)	10,819	8,426
Inventories	(134,482)	9,849	4,190
Other assets	(14,575)	5,520	6,938
Accounts payable and accrued expenses	70,184	62,880	37,611
Change in short term and long-term tax liabilities	14,027	13,590	8,393
Net cash provided by operating activities	175,666	355,655	302,709
INVESTING ACTIVITIES
Purchases of property and equipment	(83,603)	(77,692)	(101,506)
Proceeds from sale of business units, property and equipment	3,166	14,308	8,632
Purchase of intangible assets	(16,090)	(19,204)	(34,686)
Purchases of businesses, net of cash acquired	—	—	(57,799)
Cash received for notes receivable	4,166	585	411
Net cash used in investing activities	(92,361)	(82,003)	(184,948)
FINANCING ACTIVITIES
Change in long-term debt	(86,051)	210,858	13,101
Common stock issued for exercise of options	10,184	2,984	1,977
Common stock repurchased	(323,722)	(5,000)	(19,994)
Payments to tax authorities for employee share-based compensation	(1,620)	(933)	(1,495)
Net cash (used in) provided by financing activities	(401,209)	207,909	(6,411)
Effect of foreign currency exchange rates on cash	(21,800)	25,157	903
Net (decrease) increase in cash and cash equivalents	(339,704)	506,718	112,253
Cash, cash equivalents and restricted cash, beginning	736,594	229,876	117,623
Cash, cash equivalents and restricted cash, ending	$396,890	$736,594	$229,876
For further information see Note 26 - Supplemental Cash Flow.

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Company and Summary of Significant Accounting Policies
Nature of Business – JELD-WEN Holding, Inc., along with its subsidiaries, is a vertically integrated global manufacturer and distributor of windows, doors, and other building products that derives substantially all its revenues from the sale of its door and window products. Unless otherwise specified or the context otherwise requires, all references in these notes to “JELD-WEN,” “we,” “us,” “our,” or the “Company” are to JELD-WEN Holding, Inc. and its subsidiaries.
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
Ownership – As of December 31, 2020, Onex owned approximately 33% of the outstanding shares of our Common Stock. On March 1, 2021, May 10, 2021, and August 16, 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of 8,000,000, 10,000,000, 14,883,094 shares of our Common Stock, respectively, in underwritten public offerings (the “Secondary Offerings”), and as provided under the terms of the Registration Rights Agreement, we were responsible for all related fees and expenses except for the underwriters’ discounts and commissions, which were paid by Onex. The Secondary Offerings were completed on March 3, 2021, May 13, 2021, and August 18, 2021, and the Company purchased from the underwriter 800,000, 1,000,000, and 7,017,543 of the aggregate shares of our Common Stock that were the subject of the Secondary Offerings at a price per share of $28.61, $28.80, and $28.50, respectively, which is the price at which the underwriter purchased the shares from Onex in the Secondary Offerings. After the Secondary Offerings, Onex held approximately 25%, 15%, and 0% of our outstanding shares of Common Stock, respectively.
Share Repurchases – On November 4, 2019, our Board of Directors increased the authorization under our existing share repurchase program to a total of $175.0 million with no expiration date. On July 27, 2021, the Board of Directors increased the remaining authorization to a total of $400.0 million with no expiration date. As of December 31, 2021, $132.1 million was remaining under the repurchase program. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we repurchased 11,564,009, 265,589, and 1,192,419 shares of our Common Stock, respectively, for aggregate consideration paid of $323.7 million, $5.0 million, and $20.0 million, respectively.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assisted companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was from the CARES Act in the U.S., which included a provision that allows employers to defer the remittance of the employer portion of the social security tax relating to 2020. The deferred employment payment must be paid over two years. Original payment due dates were in 2021 and 2022, however updated guidance provided by the Internal Revenue Service in December 2021 allowed for these payments to be made during 2022 and 2023. The Company deferred $20.9 million of the employer portion of social security tax in 2020, of which $10.4 million is included in accrued payroll and benefits and the remaining is included in deferred credits and other liabilities in the consolidated balance sheet as of December 31, 2021 and December 31, 2020. For our Europe and Australasia regions, the deferrals totaled approximately $1.4 million and $0.7 million, respectively, at December 31, 2021 and $11.5 million and $1.8 million, respectively at December 31, 2020. The impact of the CARES Act and similar legislation in prospective periods may differ from our estimates as of December 31, 2021 due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in respect to these measures. The CARES Act and similar legislation in other jurisdictions are highly detailed and we will continue to assess the impact that various provisions will have on our business.
Segment Reporting – Our reportable segments are organized and managed principally by geographic region: North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our CODM for operating and administrative activities, the discrete financial information regularly reviewed by the CODM, and information presented to the Board of Directors and investors. No segments have been aggregated for our presentation.
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
In March 2019, we acquired VPI Quality Windows, Inc. (“VPI”) for cash consideration of $57.8 million. VPI is a leading manufacturer of vinyl windows, specializing in customized solutions for mid-rise multi-family, industrial, hospitality and commercial projects. VPI, headquartered in Spokane, Washington, with operations in Spokane, Washington and Statesville, North Carolina, is part of our North America segment.
Acquisition-related costs are expensed as incurred and are included in SG&A expense in our accompanying consolidated                 statements of operations. We incurred acquisition-related costs of $0.4 million during the year ended December 31, 2019. Prior to our purchase of VPI, certain employees held employment agreements including retention bonuses with service requirements extending into the post-acquisition period. As agreed with the former owners, the retention bonuses were prepaid at the acquisition date and any repayments of the retention bonuses under the terms of the employment agreements accrued to the benefit of the former owners. The cash used to pay the retention bonuses was excluded from our determination of purchase price. In 2019, we expensed the post-acquisition value of these retention bonuses as acquisition-related costs totaling $7.1 million, which is included in SG&A expense in our accompanying consolidated statements of operations for the year ended December 31, 2019.
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
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. As of December 31, 2021, two customers accounted for 30.5% of the consolidated accounts receivable balance. As of December 31, 2020, one customer accounted for 19.2% of the consolidated accounts receivable balance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on quantitative and qualitative factors associated with the credit risk of our accounts receivable, primarily historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has concluded.
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
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 1 to 3 years, and are included in SG&A expense in the accompanying consolidated statements of operations and was $3.0 million in 2021, $7.9 million in 2020, and $8.7 million in 2019.
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
Leasehold improvements are amortized over the shorter of the useful life of the improvement, the lease term, or the life of the building. Depreciation is generally provided over the following estimated useful service lives:

Land improvements	10 - 20 years
Buildings and improvements	10 - 45 years
Machinery and equipment	3 - 20 years

Intangible Assets – Definite lived intangible assets are amortized based on the pattern of economic benefit over the following estimated useful lives:

Trademarks and trade names	10 - 40 years
Software	3 - 10 years
Patents, licenses and rights	5 - 25 years
Customer relationships	5 - 20 years
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
Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal years December 31, 2021, December 31, 2020 and December 31, 2019.
We capitalize certain qualified internal use software costs during the application development stage and subsequently amortize these costs over the estimated useful life of the asset. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred.
Long-Lived Assets – Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets or asset groups may not be recoverable. If a triggering event is identified, we perform an impairment test by reviewing the expected undiscounted cash flows generated from the anticipated use and eventual disposition of the asset group compared to the carrying value of the asset group. If the expected undiscounted cash flows are less than the carrying value of the asset group, then an impairment charge is required to reduce the carrying value of the asset group to fair value. Long-lived assets currently available for sale and expected to be sold within one year are classified as assets held for sale.
Leases – We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment. We determine if an arrangement is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in operating lease assets (“ROU assets”), net, accrued expense and other current liabilities and operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt, and long-term debt in our consolidated balance sheet.
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
We have elected not to recognize an ROU asset and lease liability for leases with an initial term of twelve months or less as well as any lease covering immaterial assets. We recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payments that are dependent on usage, output, or may vary for other reasons, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly are recognized as lease expense in the period the obligation for those payments is incurred. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and nonlease components.
Certain leases include renewal and/or termination options, with renewal terms that can extend the lease term from 1 to 20 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. These options are included in the lease term used to determine ROU assets and corresponding liabilities when we are reasonably certain we will exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
We estimated the fair value of our reporting units using a discounted cash flow model (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue and terminal growth rates, EBITDA margins, and cost of capital. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
We have completed the required annual testing of goodwill for impairment for all reporting units and have determined that goodwill was not impaired in any year presented.
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
Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2021, December 31, 2020 and December 31, 2019, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. At the inception of a fair value or cash flow hedge, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 23 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
Revenue Recognition – Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. The transfer of control to the customer occurs at a point in time, usually upon satisfaction of the shipping terms within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect concurrent with revenue-producing activities (e.g., sales tax, value-added tax, and other taxes) are excluded from revenue.
Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 10 - Warranty Liability). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $31.4 million in 2021, $31.7 million in 2020, and $40.0 million in 2019.
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

We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2021 or December 31, 2020.
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
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S., which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. See Note 25 - Employee Retirement and Pension Benefits.
Recently Adopted Accounting Standards – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, including, but not limited to, accounting relating to intraperiod tax allocations, deferred tax liabilities related to outside basis differences, and year to date losses in interim periods. This guidance is effective for fiscal years beginning after December 15, 2020. We adopted this standard in the first quarter of 2021 and the adoption did not have an impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate return. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. We currently do not expect this guidance to have a significant impact on our consolidated financial statements. Refer to Note 22 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
Note 2. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, primarily historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral. One window and door customer from our North America segment represents 15.0%, 15.4%, and 14.6% of net revenues in 2021, 2020, and 2019, respectively.
As of January 1, 2020, we adopted ASC 326 - Measurement of Credit Losses on Financial Instruments on a modified retrospective basis, which increased the allowance for doubtful accounts by $7.6 million on the date of adoption.
The following is a roll forward of our allowance for doubtful accounts as of December 31:

(amounts in thousands)	2021	2020	2019
Balance as of January 1,	$(12,934)	$(5,967)	$(6,227)
Charges to income (expense)	765	(649)	(961)
Write-offs	1,694	1,898	1,407
Additions related to adoption of 2016-09	—	(7,635)	—
Acquisitions	—	—	(235)
Currency translation	298	(581)	49
Balance at period end	$(10,177)	$(12,934)	$(5,967)
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	2021	2020
Raw materials	$478,566	$382,698
Work in process	36,065	35,712
Finished goods	101,340	93,818
Total inventories	$615,971	$512,228

Note 4. Property and Equipment, Net

(amounts in thousands)	2021	2020
Land improvements	$31,808	$32,312
Buildings	519,008	536,376
Machinery and equipment	1,461,884	1,508,979
Total depreciable assets	2,012,700	2,077,667
Accumulated depreciation	(1,339,057)	(1,349,423)
	673,643	728,244
Land	65,641	72,525
Construction in progress	59,520	71,816
Total property and equipment, net	$798,804	$872,585
In the fourth quarter of 2021, we reclassified $35.9 million of property, plant and equipment, net, to assets held for sale. Refer to Note 18 - Held for Sale for additional information.
We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $2.0 million, $2.0 million, and $3.7 million during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $21.9 million and an increase of $27.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Depreciation expense was recorded as follows:

(amounts in thousands)	2021	2020	2019
Cost of sales	$93,244	$88,551	$84,449
Selling, general and administrative	7,872	9,594	9,882
Total depreciation expense	$101,116	$98,145	$94,331
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2019	$247,502	$273,912	$81,086	$602,500
Currency translation	148	29,485	7,734	37,367
Balance as of December 31, 2020	$247,650	$303,397	$88,820	$639,867
Transfers to assets held for sale (Note 18)	(65,000)	—	—	(65,000)
Currency translation	(5)	(24,729)	(4,920)	(29,654)
Balance as of December 31, 2021	$182,645	$278,668	$83,900	$545,213
In accordance with current accounting guidance, we identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reportable units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We performed our annual impairment assessment as of the beginning of the December fiscal month of 2021. For the years ended December 31, 2021, 2020, and 2019, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$145,940	$(73,635)	$72,305
Software	118,114	(35,816)	82,298
Trademarks and trade names	55,806	(10,771)	45,035
Patents, licenses and rights	46,353	(23,810)	22,543
Total amortizable intangibles	$366,213	$(144,032)	$222,181

	December 31, 2020
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$155,006	$(68,186)	$86,820
Software	106,697	(26,801)	79,896
Trademarks and trade names	60,699	(9,821)	50,878
Patents, licenses and rights	48,759	(20,298)	28,461
Total amortizable intangibles	$371,161	$(125,106)	$246,055
Through December 31, 2021, we have capitalized software costs of $90.1 million related to the application development stage of our global ERP system implementation, including $14.0 million during the year ended December 31, 2021. In March 2020, we impaired $3.4 million of capitalized software within impairment and restructuring charges in the accompanying consolidated statements of operations due to delays in implementation of certain ERP modules and the uncertainty of its future. In the third quarter of 2020, we reduced the estimated useful life of our initial ERP instance from 15 years to 10 years to align with our current plans for our future global ERP system. In the fourth quarter of 2020, we placed in service and began amortizing our current global ERP instance over its estimated useful life of 10 years. As of December 31, 2021, we have placed $85.9 million in service and are amortizing the cost of our global ERP system over its estimated useful life.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $6.3 million and an increase of $9.2 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

(amounts in thousands)	2021	2020	2019
Amortization expense	$33,130	$28,541	$30,956
Estimated future amortization expense:

(amounts in thousands)
2022	$32,457
2023	30,590
2024	29,603
2025	27,514
2026	27,028
Thereafter	74,989
$222,181

Note 7. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment.
Effective January 1, 2019, we adopted ASU No. 2016-02 “Leases” using the modified retrospective approach.
Lease ROU assets and liabilities at December 31 were as follows:

(amounts in thousands)	Balance Sheet Location	2021	2020
Assets:
Operating	Operating lease assets, net	$201,781	$214,727
Finance	Property and equipment, net (1)	5,327	5,791
Total lease assets		$207,108	$220,518
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$43,880	$44,319
Finance	Current maturities of long-term debt	1,702	1,740
Noncurrent:
Operating	Operating lease liability	166,318	177,491
Finance	Long-term debt	3,671	4,086
Total lease liability		$215,571	$227,636
(1)    Finance lease assets are recorded net of accumulated depreciation of $3.4 million and $3.0 million as of December 31, 2021 and December 31, 2020, respectively.
During the years ended December 31, 2021 and December 31, 2020, we obtained $41.9 million and $55.5 million in right-of-use assets, respectively, in exchange for operating lease liabilities, primarily relating to manufacturing equipment.
During the years ended December 31, 2021 and December 31, 2020, we obtained $1.7 million and $3.3 million in right-of-use assets, respectively, in exchange for finance lease liabilities.
The components of lease expense for the years ended December 31 were as follows:

(amounts in thousands)	2021	2020	2019
Operating	$57,455	$56,066	$54,535
Short term	15,070	12,803	11,543
Variable	6,396	4,989	3,806
Low value	1,810	1,714	1,738
Finance	205	193	90
Total lease costs	$80,936	$75,765	$71,712

	2021	2020
Weighted average remaining lease terms (years):
Operating	6.2	6.6
Finance	3.4	3.8
Weighted average discount rate:
Operating	4.2%	4.2%
Finance	3.1%	3.5%

Future minimum lease payment obligations under operating and finance leases are as follows:

	December 31, 2021
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2022	$54,180	$1,879	$56,059
2023	46,689	1,765	48,454
2024	37,503	1,433	38,936
2025	29,658	374	30,032
2026	18,882	131	19,013
Thereafter	57,604	111	57,715
Total lease payments	244,516	5,693	250,209
Less: Interest	34,318	320	34,638
Present value of lease liability	$210,198	$5,373	$215,571
(1)    Operating lease payments include $1.6 million related to options to extend lease terms that are reasonably certain of being exercised.
Note 8. Accrued Payroll and Benefits

(amounts in thousands)	2021	2020
Accrued vacation	$52,776	$49,902
Accrued payroll and commissions	34,398	29,911
Accrued payroll taxes	27,127	26,218
Other accrued benefits	11,720	8,052
Accrued bonuses	6,562	28,100
Non-U.S. defined contributions and other accrued benefits	3,406	9,559
Total accrued payroll and benefits	$135,989	$151,742
Accrued payroll taxes relates to provisions included within the CARES Act for the deferral of payroll taxes. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2021	2020
Accrued sales and advertising rebates	$90,623	$87,030
Current portion of operating lease liability	43,880	44,319
Accrued expenses	30,320	15,751
Non-income related taxes	25,030	31,436
Current portion of warranty liability (Note 10)	23,523	21,766
Accrued freight	19,020	18,967
Accrued income taxes payable	16,237	11,224
Current portion of accrued claim costs relating to self-insurance programs	14,352	11,882
Deferred revenue	13,884	13,453
Current portion of derivative liability (Note 22)	5,527	9,778
Accrued interest payable	3,633	3,681
Legal claims provision	3,476	108,629
Current portion of restructuring accrual (Note 19)	171	1,373
Total accrued expenses and other current liabilities	$289,676	$379,289

The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 24 - Commitments and Contingencies.
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	2021	2020	2019
Balance as of January 1	$52,296	$49,716	$46,468
Current period charges	27,928	23,906	20,853
Liabilities assumed due to acquisition	—	—	2,104
Experience adjustments	4,105	3,213	1,890
Payments	(28,558)	(25,113)	(21,818)
Transfers to assets held for sale (Note 18)	(518)	—	—
Currency translation	(393)	574	219
Balance at period end	54,860	52,296	49,716
Current portion	(23,523)	(21,766)	(21,054)
Long-term portion	$31,337	$30,530	$28,662
The most significant component of our warranty liability is in the North America segment, which totaled $46.2 million at December 31, 2021, after discounting future estimated cash flows at rates between 0.53% and 4.75%. Without discounting, the liability would have been higher by approximately $2.4 million.

Note 11. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2021	December 31, 2021	December 31, 2020
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 2.35%	547,598	588,881
Finance leases and other financing arrangements	1.15% - 5.95%	97,874	113,174
Mortgage notes	1.65%	25,411	29,296
Total Debt		1,720,883	1,781,351
Unamortized debt issuance costs and original issue discounts		(14,626)	(13,309)
Current maturities of long-term debt		(38,561)	(66,702)
Long-term debt		$1,667,696	$1,701,340

Maturities by year, excluding unamortized debt issuance costs and original issue discounts:
2022	$38,560
2023	24,585
2024	22,924
2025	671,579
2026	18,475
Summaries of our significant changes to outstanding debt agreements as of December 31, 2021 are as follows:
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
In February 2019, we purchased interest rate caps in order to effectively fix a 3.0% per annum ceiling on the LIBOR component of an aggregate $150.0 million of our term loans. The caps became effective March 2019 and expired in December 2021.
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

In July 2021, we amended the Term Loan Facility to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but are subject to a 1.00% premium during the first six months. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of December 31, 2021, the outstanding principal balance, net of original issue discount, was $545.9 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 22 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - In June 2019, we reallocated AUD 5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bore interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, included a line fee of 1.25% on the commitment amount, and was set to mature in February 2023. During the second quarter of 2021, we repaid the outstanding principal balance of AUD 50.0 million ($38.4 million) and terminated the term loan commitment.
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
Revolving Credit Facilities
ABL Facility - In December 2019, we amended the ABL facility, at the time a $400.0 million asset-based loan revolving credit facility and would have matured in December 2022, which did not have a financial impact. This facility previously bore interest primarily at LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.75%, determined by availability. Extensions of credit are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and share repurchases, as well as customary events of default and remedies.
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
In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount that could be allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR plus a margin of 1.25% to 1.50% depending on excess availability. As of December 31, 2021, we had no outstanding borrowings, $36.7 million in letters of credit and $425.8 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of twelve months or less. The interchangeable facility no longer has a set maturity date but is instead subject to an annual review.

In May 2020, we amended the Australia Senior Secured Credit Facility to relax certain financial covenants. The amended non-term loan portion of the facility bore line fees of 0.70%, compared to line fees of 0.50% under the previous amendment. The amendment also provided for a supplemental AUD 30.0 million floating rate revolving loan facility.
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renew the facility through the next annual review, which will occur in June 2022. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of December 31, 2021, we had AUD 22.6 million ($16.4 million) available under this facility.
At December 31, 2021, we had combined borrowing availability of $442.2 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. As of December 31, 2021, we had DKK 166.9 million ($25.4 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of December 31, 2021, we had $97.9 million outstanding in this category, with maturities ranging from 2022 to 2028.
As of December 31, 2021, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 12. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2021	2020
Warranty liability (Note 10)	$31,337	$30,530
Uncertain tax positions (Note 13)	27,951	21,764
Workers' compensation claims accrual	19,165	16,856
Accrued payroll taxes	10,427	10,427
Environmental contingencies (Note 24)	11,800	8,300
Other liabilities	1,921	2,594
Deferred income	278	—
Long term derivative liability (Note 22)	—	897
Total deferred credits and other liabilities	$102,879	$91,368
Accrued payroll taxes relates to provisions included within the CARES Act for the deferral of payroll taxes. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Note 13. Income Taxes
Income before taxes, equity earnings is comprised of the following for the years ended December 31:

(amounts in thousands)	2021	2020	2019
Domestic (loss) income	$55,579	$(8,791)	$(784)
Foreign income	148,783	125,466	120,829
Total income before taxes	$204,362	$116,675	$120,045
Our foreign income is historically driven by our subsidiaries in Australia, Canada, Germany, and the U.K.

Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2021	2020	2019
Federal	$663	$3,053	$5,037
State	480	756	935
Foreign	49,370	30,343	29,264
Current taxes	50,513	34,152	35,236

Federal	3,688	(8,134)	11,771
State	(5,927)	68	6,620
Foreign	(12,734)	(997)	3,447
Deferred taxes	(14,973)	(9,063)	21,838
Total provision for income taxes	$35,540	$25,089	$57,074
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred. During 2020, the US Treasury issued final regulations governing the treatment of GILTI under IRC§ 951A. Included in these final regulations was a provision to allow taxpayers to make an annual election to exclude certain foreign income which is subject to a threshold level of tax in their respective foreign jurisdiction from US tax as GILTI (the High Tax Exclusion or “HTE election”). While this HTE election had been outlined in the proposed regulations issued in 2019, the final regulations allowed the election to be applied retroactively. By making this election as well as finalizing other related planning steps, we were able to effectively restore certain tax attributes recorded as deferred tax assets consisting primarily of U.S. NOLs originally impacted by GILTI resulting in net tax benefit of $10.8 million.
The CARES Act, among other things, increased the limitation on the deductibility of business interest to 50% of "adjusted taxable income" for taxable years beginning after December 31, 2018 and before January 1, 2021 and allows taxpayers to elect to compute the limitation on business interest expense for 2020 by using its "adjusted taxable income" from 2019.
The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2021 were the favorable effects of tax planning optimizing the HTE election completed during the year allowing us to further reduce the impact of GILTI. The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2020, were the net increases in deferred tax assets related to the retroactive HTE election. The significant components of deferred income tax expense attributed to income from continuing operations for the year ended December 31, 2019, were increases to the valuation allowances for deferred tax assets, primarily in the U.S.

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2021		2020		2019
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$42,916	21.0	$24,502	21.0	$25,209	21.0
State income tax, net of federal benefit	2,425	1.2	(444)	(0.4)	3,180	2.6
Foreign source dividends and deemed inclusions	(9,822)	(4.8)	11,170	9.6	10,797	9.0
Valuation allowance	(6,922)	(3.4)	(17,489)	(15.0)	10,144	8.4
Nondeductible expenses	3,172	1.6	1,653	1.4	1,276	1.1
Equity based compensation	(787)	(0.4)	2,185	1.9	2,526	2.1
Foreign tax rate differential	1,176	0.5	1,613	1.4	1,964	1.6
Tax rate differences and credits	(10,796)	(5.3)	26,001	22.3	(1,867)	(1.5)
Uncertain tax positions	8,711	4.3	(2,685)	(2.3)	1,604	1.3
Change in indefinite reversal assertion	5,016	2.5	—	—	—	—
Termination of hedge accounting	—	—	—	—	4,533	3.8
U.S. Tax Reform	—	—	(21,797)	(18.7)	—	—
Disposition of subsidiary	—	—	—	—	(2,384)	(2.0)
Other	451	0.2	380	0.3	92	0.1
Effective tax rate	$35,540	17.4%	$25,089	21.5%	$57,074	47.5%
During the year ended December 31, 2021, we recognized $12.2 million of U.S. tax benefits attributed to the effect of tax planning, primarily related to the impact of GILTI, a benefit of $6.7 million from the reduction to state NOL and state credits valuation allowance, and $3.6 million of tax benefit attributable to research and development tax credits, partially offset by $5.0 million tax expense attributable to removing our assertion on certain undistributed foreign earnings.
During the year ended December 31, 2020, we recognized a tax benefit of $10.8 million related the HTE election and related planning. The tax benefit consisted of a benefit of $21.8 million directly related to the HTE election, a benefit of $20.1 million from the reduction of the U.S. valuation allowance, partially offset by tax expense of $28.0 million related to a reduction in U.S. foreign tax credit carryforwards, and $3.1 million of additional state tax expense related to the adjustments above.
During the year ended December 31, 2019, we recognized tax expense of $4.5 million upon the termination of hedge accounting to relieve the disproportionate tax effect previously in accumulated other comprehensive income. We also recognized a $2.4 million tax benefit arising from the disposition of our subsidiary, Creative Media Development, Inc. (“CMD”).

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2021	2020
Net operating loss and tax credit carryforwards	$217,634	$180,203
Operating lease liabilities	55,663	58,405
Employee benefits and compensation	44,660	53,135
Accrued liabilities and other	34,532	52,057
Inventory	6,798	6,855
Allowance for doubtful accounts and notes receivable	3,856	3,887
Investments and marketable securities	—	2,392
Gross deferred tax assets	363,143	356,934
Valuation allowance	(45,476)	(51,847)
Deferred tax assets	317,667	305,087
Depreciation and amortization	(63,348)	(56,844)
Operating lease assets	(53,410)	(56,370)
Investments and marketable securities	(1,713)	—
Investment in subsidiaries	(4,218)	—
Deferred tax liabilities	(122,689)	(113,214)
Net deferred tax assets	$194,978	$191,873
Balance sheet presentation:
Long-term assets	$204,232	$199,194
Long-term liabilities	(9,254)	(7,321)
Net deferred tax assets	$194,978	$191,873
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
The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), and projected taxable income in making this assessment. To fully utilize the NOLs and tax credits carryforwards, we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.
We had a valuation allowance of $45.5 million and $51.8 million as of December 31, 2021 and December 31, 2020, respectively. The decrease was allocated to continuing operations and primarily driven by a decrease of $6.7 million for state NOL and state credits due to the impact of forecasted taxable income in the carry-forward period.
We had a valuation allowance of $51.8 million and $67.7 million as of December 31, 2020 and December 31, 2019, respectively. The decrease was allocated to continuing operations and primarily driven by a decrease of $20.1 million for U.S. foreign tax credits, partially offset by an increase of $1.1 million for state NOL and credits due to the impact of forecasted taxable income in the carry-forward period, an increase of $1.5 million for changes in current year earnings for certain other subsidiaries, and foreign exchange.

The following is the activity in our valuation allowance:

(amounts in thousands)	2021	2020	2019
Balance as of January 1,	$(51,847)	$(67,664)	$(57,571)
Valuation allowances established	—	—	(2,001)
Changes to existing valuation allowances	(2,486)	(2,622)	(8,043)
Release of valuation allowances	7,510	20,111	—
Currency translation	1,347	(1,672)	(49)
Balance at period end	$(45,476)	$(51,847)	$(67,664)
Loss Carryforwards – We generated net NOL carryforwards of $149.7 million worldwide due to taxable losses incurred during the year ended December 31, 2021. We reduced our income tax payments by utilizing NOL carryforwards of $10.6 million, $97.7 million, and $208.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. The 2020 utilization was offset by the restoration of certain NOL’s totaling approximately $203.4 million primarily as a result of the HTE election and related planning as outlined above as well as differences arising from tax return filings. At December 31, 2021, our federal, state and foreign NOL carryforwards totaled $1,560.6 million, of which $96.4 million does not expire; the remainder expires as follows:

(amounts in thousands)
2022	$8,729
2023	21,145
2024	49,657
2025	39,761
Thereafter	1,344,930
Total loss carryforwards	$1,464,222
As of December 31, 2021, our capital loss carryforwards totaled $21.1 million, which are all foreign and do not expire.
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

Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & E credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	TOTAL
2022	$—	$173	$1,061	$—	$11	$—	$1,245
2023	—	14	5,735	—	1,682	—	7,431
2024	—	147	3,514	—	99	—	3,760
2025	—	173	4,863	—	38	—	5,074
2026	—	158	3,108	—	—	—	3,266
Thereafter	68	16,181	—	7,216	65	102	23,632
	$68	$16,846	$18,281	$7,216	$1,895	$102	$44,408
Earnings of Foreign Subsidiaries – The Company continually evaluates its global cash needs and has historically asserted that most of its unremitted foreign earnings are permanently reinvested and did not record deferred taxes on such amounts. During the third quarter of 2021, the Company determined that it could no longer make this assertion as cash from foreign subsidiaries may be remitted in the foreseeable future. As a result, the Company removed its indefinite reinvestment assertion on a majority of unremitted earnings and certain other aspects of outside basis differences in its foreign subsidiaries and has recorded the deferred tax impacts in the period to account for potential withholdings and income taxes. During 2021, the Company recorded a deferred tax expense of $5.0 million related to taxes which would be owed if these earnings were remitted to the U.S. parent. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. For the portion of our outside basis in foreign subsidiaries that we maintain an indefinite reinvestment assertion, we hold a combined book-over tax basis difference of $261.9 million and $449.4 million as of December 31, 2021 and December 31, 2020, respectively. We estimate potential withholding and income taxes of $13.1 million on the portion of our outside basis difference in foreign subsidiaries for which we continue to make an indefinite reinvestment assertion as of December 31, 2021, compared to $22.0 million as of December 31, 2020. The Company continues to evaluate its cash needs and may update its assertion in future periods.
Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The balance of retained earnings of our Estonian subsidiary which, if distributed, would be subject to this this tax was $78.7 million and $74.8 million as of December 31, 2021 and December 31, 2020, respectively. The balance of retained earnings of our Latvian subsidiary which, if distributed, would be subject to this tax was $27.0 million and $24.3 million as of December 31, 2021 and December 31, 2020, respectively.
Tax Payments and Balances – We made tax payments of $38.6 million, $26.8 million, $32.1 million during the years ended December 31, 2021, 2020, and 2019, respectively, primarily for foreign liabilities. We received tax refunds of $2.1 million, $6.4 million, and $5.6 million during the years ended in December 31, 2021, 2020, and 2019, respectively. The primary jurisdictions for which refunds were received in the current year are Australia and the U.S. Total receivables for tax refunds are recorded in other current assets in the accompanying balance sheets and totaled $4.0 million and $4.1 million at December 31, 2021 and December 31, 2020, respectively. Foreign payables for taxes are recorded in accrued income taxes payable in the accompanying balance sheets and totaled $16.2 million and $11.2 million at December 31, 2021 and December 31, 2020, respectively. We do not have any non-current taxes receivable or payable as of December 31, 2021 and December 31, 2020.

Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2021	2020	2019
Balance as of January 1,	$16,995	$16,205	$15,500
Increase for tax positions taken during the prior period	10,367	1,105	1,383
Decrease for settlements with taxing authorities	—	(34)	(426)
Increase (decrease) for tax positions taken during the current period	869	—	(38)
Decrease due to statute expiration	(163)	(1,569)	—
Currency translation	(1,243)	1,288	(214)
Balance at period end - unrecognized tax benefit	26,825	16,995	16,205
Accrued interest and penalties	7,486	5,567	5,671
	$34,311	$22,562	$21,876
Unrecognized tax benefits were $26.8 million, $17.0 million, and $16.2 million at December 31, 2021, 2020, and 2019, respectively. The increase is primarily related to an increase in management’s assessment of a potential liability as a result of ongoing tax audit discussions in Europe as well as uncertainty on prior years’ research and development tax credits in the U.S. The unrecognized tax benefit recorded in the current year for Europe is partially offset by an increase in deferred tax assets expected to be recovered should these liabilities be assessed. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.
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
There were benefits of $19.3 million, $14.5 million, and $13.8 million included in the balance of unrecognized tax benefits as of December 31, 2021, 2020, and 2019, respectively, that would affect the effective tax rate if recognized. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.
We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2015 and forward. In the U.S., we are open to examination at the federal level for tax years 2013 and forward and at state and local jurisdictions for tax years 2015 and forward. We are under examination in Austria, the Czech Republic, Denmark, Germany, Hong Kong, Hungary, Indonesia, Latvia, Switzerland, Malaysia, and the United Kingdom for tax years 2011 through 2017, and generally remain open to examination for other non-US jurisdictions for tax years 2015 forward.

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
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe		Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2021
Total net revenues	$2,829,918	$1,355,111		$610,737	$4,795,766	$—	$4,795,766
Intersegment net revenues	(678)	(2,661)		(20,708)	(24,047)	—	(24,047)
Net revenues from external customers	$2,829,240	$1,352,450		$590,029	$4,771,719	$—	$4,771,719
Depreciation and amortization	$72,095	$32,855		$20,892	$125,842	$11,405	$137,247
Impairment and restructuring charges	1,200	1,453		394	3,047	(97)	2,950
Adjusted EBITDA	352,881	127,292		71,448	551,621	(86,542)	465,079
Capital expenditures	49,805	29,611		5,492	84,908	14,785	99,693
Segment assets	$1,634,937	$1,188,024		$542,793	$3,365,754	$372,917	$3,738,671
Year Ended December 31, 2020
Total net revenues	$2,529,960	$1,189,974		$529,882	$4,249,816	$—	$4,249,816
Intersegment net revenues	(967)	(2,197)		(10,975)	(14,139)	—	(14,139)
Net revenues from external customers	$2,528,993	$1,187,777		$518,907	$4,235,677	$—	$4,235,677
Depreciation and amortization	$77,361	$29,712		$19,341	$126,414	$8,209	$134,623
Impairment and restructuring charges	3,164	3,682		320	7,166	3,303	10,469
Adjusted EBITDA	315,952	136,363		62,449	514,764	(68,350)	446,414
Capital expenditures	34,815	32,353		10,207	77,375	19,521	96,896
Segment assets	$1,498,778	$1,152,251	0	$598,411	$3,249,440	$715,245	$3,964,685
Year Ended December 31, 2019
Total net revenues	$2,535,810	$1,178,589		$585,341	$4,299,740	$—	$4,299,740
Intersegment net revenues	(1,474)	(148)		(8,357)	(9,979)	—	(9,979)
Net revenues from external customers	$2,534,336	$1,178,441		$576,984	$4,289,761	$—	$4,289,761
Depreciation and amortization	$81,905	$28,944		$17,787	$128,636	$5,333	$133,969
Impairment and restructuring charges	7,301	6,182		7,111	20,594	957	21,551
Adjusted EBITDA	267,335	116,193		74,484	458,012	(42,974)	415,038
Capital expenditures	46,799	23,611		32,619	103,029	33,163	136,192
Segment assets	$1,530,135	$974,076		$510,845	$3,015,056	$366,276	$3,381,332

Reconciliations of net income to Adjusted EBITDA are as follows:

	Year Ended
(amounts in thousands)	2021	2020	2019
Net income	$168,822	$91,586	$62,971
Income tax expense	35,540	25,089	57,074
Depreciation and amortization	137,247	134,623	133,969
Interest expense, net	77,566	74,800	71,778
Impairment and restructuring charges(1)	3,848	10,732	22,748
Loss (gain) on sale of property and equipment	2,049	(4,153)	1,745
Share-based compensation expense	20,209	16,399	13,315
Non-cash foreign exchange transaction/translation (income) loss	(13,769)	12,904	3,438
Other items (2)	32,225	84,282	47,266
Costs relating to debt restructuring and debt refinancing	1,342	170	—
Other non-cash items (3)	—	(18)	734
Adjusted EBITDA	$465,079	$446,414	$415,038
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying consolidated statements of operations plus (ii) additional charges relating to inventory write-downs and/or manufacturing of our products at locations with restructuring activities are included in cost of sales in our accompanying consolidated statements of operations of operations $898, $263, and $1,197 for the years ended December 31, 2021, 2020, and 2019, respectively. For further explanation of impairment and restructuring charges that are included in our consolidated statements of operations, see Note 19 - Impairment and Restructuring Charges in our financial statements.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the year ended December 31, 2021 (1) $19,795 in legal costs and professional expenses relating primarily to litigation, (2) $4,232 in compensation and taxes associated with exercises of legacy equity awards, (3) $3,753 in expenses related to environmental matters, (4) $2,719 in facility closure, consolidation, startup, and other related costs, and (5) $1,267 in expenses related to fire damage and downtime at one of our facilities; (ii) in the year ended December 31, 2020 (1) $67,130 in legal costs and professional expenses relating primarily to litigation, (2) $7,467 in expenses related to environmental matters, (3) $6,724 in facility closure, consolidation, startup, and other related costs, (4) $1,235 in one-time lease termination charges, and (5) $1,142 of realized losses on hedges of intercompany notes; (iii) in the year ended December 31, 2019 (1) $19,147 in facility closure, consolidation, startup, and other related costs, (2) $14,963 in acquisition and integration costs including $7,077 related to purchase price structured by the former owners as retention payments for key employees of a recent acquisition, (3) $12,860 in legal costs and professional expenses relating primarily to litigation, (4) ($3,053) of realized gains on hedges of intercompany notes, (5) $1,893 in miscellaneous costs, (6) $731 in equity compensation to employees in our Australasia region, and (7) $725 in costs related to departure of former executives.
(3)    Other non-cash items include $734 for inventory adjustments in the year ended December 31, 2019.
Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2021	2020	2019
Net revenues by location of external customer
Canada	$220,962	$188,041	$187,095
U.S.	2,589,900	2,322,079	2,327,186
South America (including Mexico)	21,371	22,323	29,637
Europe	1,378,645	1,212,810	1,195,207
Australia	556,460	485,852	544,140
Africa and other	4,381	4,572	6,496
Total	$4,771,719	$4,235,677	$4,289,761

Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment is as follows for the years ended December 31,:

(amounts in thousands)	2021	2020	2019
North America:
U.S.	$425,761	$469,092	$485,278
Other	29,901	27,722	28,096
	455,662	496,814	513,374

Europe	188,100	203,424	181,390

Australasia:
Australia	106,037	118,778	115,335
Other	29,928	32,944	28,786
	135,965	151,722	144,121
Corporate:
U.S.	19,077	20,625	25,490
Total property and equipment, net	$798,804	$872,585	$864,375
Note 15. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2021 and December 31, 2020 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On November 4, 2019, our Board of Directors increased the authorization under our existing share repurchase program to a total of $175.0 million with no expiration date. On July 27, 2021, the Board of Directors increased to the remaining authorization to a total of $400.0 million with no expiration date. As of December 31, 2021, $132.1 million was remaining under the repurchase program. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we repurchased 11,564,009, 265,589, and 1,192,419 shares of our Common Stock, respectively, at an average price of $28.09, $18.83, and $16.77, respectively.

Note 16. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	2021	2020	2019
Weighted average outstanding shares of Common Stock basic	96,563,155	100,633,392	100,618,105
Restricted stock units, performance share units, and options to purchase Common Stock	1,807,987	1,048,589	846,220
Weighted average outstanding shares of Common Stock diluted	98,371,142	101,681,981	101,464,325
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	2021	2020	2019
Common Stock options	1,226,906	1,721,921	1,657,437
Restricted stock units	12,590	367,461	50,113
Performance share units	751	249,084	9,704
Note 17. Stock Compensation
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
Share-based compensation expense included in SG&A expenses totaled $20.2 million, $16.4 million, and $13.3 million in 2021, 2020, and 2019, respectively. There were no material related tax benefits for the years ended December 31, 2021, December 31, 2020, and December 31, 2019. As of December 31, 2021, there was $20.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
Stock Options – Generally, stock option awards vest ratably each year on the anniversary date over a three year period, have an exercise term of 10 years, and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.
When options are granted, we calculate the fair value of common and Class B-1 Common Stock options using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.
Key assumptions used in the valuation models were as follows for the years ended December 31:

	2021	2020	2019
Expected volatility	52.42% - 53.62%	37.52% - 37.66%	37.90% -40.02%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$14.39	$9.45	$8.32
Risk free rate	0.71% - 0.91%	1.39% - 1.44%	1.79% - 2.50%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2019	3,332,705	$18.22
Granted	443,170	20.94
Exercised	(641,706)	10.56
Forfeited	(301,370)	26.07
Balance as of December 31, 2019	2,832,799	$19.55
Granted	407,607	24.30
Exercised	(335,553)	12.27
Forfeited	(273,022)	27.53
Balance as of December 31, 2020	2,631,831	$20.41
Granted	309,902	29.01
Exercised	(699,756)	14.48
Forfeited	(79,955)	27.22
Balance as of December 31, 2021	2,162,022	$23.31	$10.1	6.0

Exercisable as of December 31, 2021	1,526,732	$22.23	$9.0	5.0
RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally from issuance. Beginning 2021, RSUs granted vest ratably each year on the anniversary date generally over a three year period rather than at the end of the three year period. Once vested, the recipient will receive one share of Common Stock for each restricted stock unit. The grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method.
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2019	673,868	$28.07
Granted	952,801	20.07
Vested	(232,666)	30.08
Forfeited	(154,498)	23.38
Balance as of December 31, 2019	1,239,505	$22.13
Granted	865,091	19.62
Vested	(138,245)	26.22
Forfeited	(179,554)	23.63
Balance as of December 31, 2020	1,786,797	$21.43
Granted	652,579	29.09
Vested	(311,683)	22.65
Forfeited	(301,301)	24.99
Balance as of December 31, 2021	1,826,392	$23.37
PSUs – PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three year performance targets on return on invested capital (“ROIC”) and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2019	174,670	$31.41
Granted	401,935	22.21
Forfeited	(65,832)	25.24
Balance as of December 31, 2019	510,773	$24.97
Granted	311,275	25.50
Forfeited	(77,585)	25.96
Balance as of December 31, 2020	744,463	$25.09
Granted	165,749	30.70
Forfeited	(205,949)	28.58
Balance as of December 31, 2021	704,263	$25.39

Note 18. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 24 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of December 31, 2021, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying balance sheet. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.
In addition, we have immaterial assets held for sale at points in time, primarily relating to property, plant and equipment from restructuring efforts, which have been classified as held for sale as of December 31, 2021.

(amounts in thousands)	December 31, 2021
Assets
Inventory	$15,520
Other current assets	105
Property and equipment	35,870
Intangible assets	1,471
Goodwill	65,000
Operating lease assets	1,458
Assets held for sale	$119,424

Liabilities
Accrued payroll and benefits	$907
Accrued expenses and other current liabilities	3,945
Current maturities of long term debt	10
Long-term debt	2
Operating lease liability	1,004
Liabilities held for sale	$5,868
Note 19. Impairment and Restructuring Charges
We engage in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure, and costs associated with plant consolidations and closures.
Asset impairment charges were recorded in addition to our restructuring costs. In the year ended December 31, 2021, there were no material asset impairments. In the year ended December 31, 2020, impairment charges primarily related to capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. In the year ended December 31, 2019, impairment charges were primarily related to ROU assets and property and equipment held by operations impacted by restructuring.

The following table summarizes the restructuring and impairment charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2021
Severance costs	$(4)	$701	$123	$—	$820
Other exit costs	(28)	—	179	(97)	54
Total restructuring costs	(32)	701	302	(97)	874
Impairments	1,232	752	92	—	2,076
Total impairment and restructuring charges	$1,200	$1,453	$394	$(97)	$2,950
Year Ended December 31, 2020
Severance costs	$2,057	$2,503	$564	$(10)	$5,114
Other exit costs	(1)	235	(370)	(46)	(182)
Total restructuring costs	2,056	2,738	194	(56)	4,932
Impairments	1,108	944	126	3,359	5,537
Total impairment and restructuring charges	$3,164	$3,682	$320	$3,303	$10,469
Year Ended December 31, 2019
Severance costs	$3,595	$5,391	$3,542	$1,012	$13,540
Other exit costs	(220)	634	1,027	(55)	1,386
Total restructuring costs	3,375	6,025	4,569	957	14,926
Impairments	3,926	157	2,542	—	6,625
Total impairment and restructuring charges	$7,301	$6,182	$7,111	$957	$21,551
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	2021	2020	2019
Balance as of January 1	$1,377	$7,043	$8,639
Current period charges	874	4,932	14,926
Payments	(2,020)	(10,801)	(16,407)
Currency translation	(60)	203	(115)
Balance at period end	$171	$1,377	$7,043
Note 20. Interest Expense
Interest expense is net of capitalized interest. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $0.4 million, $1.0 million, and $2.5 million in 2021, 2020, and 2019, respectively. We made interest payments of $75.0 million, $71.7 million, and $71.2 million in 2021, 2020 and 2019, respectively. Interest expense also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.

Note 21. Other Income
The table below summarizes the amounts included in other income in the accompanying consolidated statements of operations:

(amounts in thousands)	2021	2020	2019
Foreign currency (gains) losses	$(9,886)	$11,858	$(7,361)
Loss (gain) on sale or disposal of business units, property, and equipment	1,979	(4,122)	(1,506)
Insurance Reimbursement	(1,619)	(1,388)	—
Governmental pandemic assistance reimbursement	(1,614)	(7,377)	—
Loss on extinguishment of debt	1,342	—	—
Pension (income) expense	(464)	1,646	10,738
Legal settlement income	—	—	(1,247)
Other items	(4,241)	(3,369)	(2,033)
Total other income	$(14,503)	$(2,752)	$(1,409)
Governmental pandemic assistance reimbursement for years ended December 31, 2021 and December 31, 2020 primarily consisted of cash received or recognized from governmental pandemic assistance programs within our North America and Europe segments as a result of COVID-19.
Note 22. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory and capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $91.6 million. We have foreign currency derivative contracts, with a total notional amount of $376.5 million, to hedge the effects of translation gains and losses on intercompany loans and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $107.0 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income. We recorded mark-to-market gains of $9.0 million in the year ended December 31, 2021, losses of $5.4 million in the year ended December 31, 2020, and losses of $9.8 million in the year ended December 31, 2019.
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
No portion of these interest rate contracts were deemed ineffective during the year ended December 31, 2021. We recorded pre-tax mark-to-market gains of $4.1 million during the year ended December 31, 2021 and losses of $2.3 million during the year ended December 31, 2020 in other comprehensive income. We reclassified losses of $1.1 million and $0.5 million previously recorded in other comprehensive income to interest expense during the years ended December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, approximately $0.2 million is expected to be reclassified to interest income over the next twelve months.
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
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month USD LIBOR, each with a cap rate of 3.00%. These caps had a combined notional amount of $150.0 million, became effective in March 2019, and expired in December 2021. We did not elect hedge accounting and recorded insignificant mark-to-market adjustments in the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$263	$—
Interest rate contracts	Other assets	$3,036	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$6,297	$542

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$—	$955
Interest rate contracts	Deferred credits and other liabilities	$—	$897
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$5,527	$8,823
Note 23. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$33,143	$33,143	$—	$33,143	$—	$—
Derivative assets, recorded in other current assets	6,560	6,560	—	6,560	—	—
Derivative assets, recorded in other assets	3,036	3,036	—	3,036	—	—
Pension plan assets:
Cash and short-term investments	18,053	18,053	—	18,053	—	—
U.S. Government and agency obligations	41,617	41,617	41,617	—	—	—
Corporate and foreign bonds	134,214	134,214	—	134,214	—	—
Equity securities	37,384	37,384	37,384	—	—	—
Mutual funds	71,183	71,183	—	71,183	—	—
Common and collective funds	127,840	127,840	—	—	—	127,840
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,720,883	$1,751,353	$—	$1,751,353	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	5,527	5,527	—	5,527	—	—

	December 31, 2020
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$380,236	$380,236	$—	$380,236	$—	$—
Derivative assets, recorded in other current assets	542	542	—	542	—	—
Pension plan assets:
Cash and short-term investments	8,157	8,157	—	8,157	—	—
U.S. Government and agency obligations	25,629	25,629	25,629	—	—	—
Corporate and foreign bonds	118,458	118,458	—	118,458	—	—
Equity securities	33,099	33,099	33,099	—	—	—
Mutual funds	78,810	78,810	—	78,810	—	—
Common and collective funds	144,171	144,171	—	—	—	144,171
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,781,351	$1,834,057	$—	$1,834,057	$—	$—
Derivative liabilities, recorded in accrued expenses and other current assets	9,778	9,778	—	9,778	—	—
Derivative liabilities, recorded in deferred credits and other liabilities	897	897	—	897	—
(1)Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds, which are valued using the NAV provided by the administrator of the funds. Redemption of these funds is not subject to restriction.
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 22- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of December 31, 2021 or December 31, 2020.

Note 24. Commitments and Contingencies
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of December 31, 2021 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
Following a thorough review, and consistent with our practice, we concluded that it is in the best interest of the Company and its stakeholders to move forward with the divestiture of Towanda and certain related assets. Although the Company did not seek Supreme Court review of the Fourth Circuit’s February 18, 2021 decision, the Company retains the legal right to challenge the divestiture process and the final divestiture order. We made estimates related to the divestiture in the preparation of our financial statements; however, there can be no guarantee that the divestiture will be consummated. The divestiture process is ongoing, and the special master is overseeing this process. Although the Company has decided to divest, we continue to believe that Steves’ claims lacked merit and that it was not entitled to the extraordinary remedy of divestiture. We continue to believe that the judgment in accordance with the verdict was improper under applicable law.
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
On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that, by its terms, ended on September 10, 2021. This settlement had no effect on the Original Action between the parties except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action would apply to the amended supply agreement during the pendency of the appeal of the Original Action. On April 2, 2021, JWI and Steves filed a stipulation regarding the amended supply agreement in the Original Action, stating that regardless of whether the case remains on appeal as of September 10, 2021, and absent further order of the court, the amended supply agreement would be extended until the divestiture of Towanda and certain related assets is complete and Steves’ new supply agreement with the company that acquires Towanda is in effect.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
On October 7, 2021, we entered into a settlement agreement with Steves to resolve the following: (i) Steves’ past and any future claims for attorneys’ fees, expenses, and costs in connection with the Original Action, except that Steves and JWI each reserved the right to seek attorneys’ fees arising out of any challenge of the divestiture process or the final divestiture order; (ii) the Steves Texas Trade Secret Theft Action and the related Fourth Circuit appeal of the Eastern District of Virginia’s injunction in the Original Action; (iii) the past damages award in the Original Action; and (iv) any and all claims and counterclaims, known or unknown, that were asserted or could have been asserted against each other from the beginning of time through the date of the settlement agreement. As a result of the settlement, the parties filed a stipulated notice of satisfaction of the past antitrust damages judgment and a stipulated notice of settlement of Steves’ claim for attorneys’ fees, expenses, and costs against JWI in the Original Action, and Steves filed a notice of withdrawal of its motion for attorneys’ fees and expenses and bill of costs in the Original Action. The Company also filed a notice of dismissal with prejudice and agreed to take no judgment in the Steves Texas Trade Secret Theft Action, and the parties filed a joint agreement for dismissal of the injunction appeal in the Fourth Circuit. On November 3, 2021, we paid $66.4 million to Steves under the settlement agreement.
Cambridge Retirement System v. JELD-WEN Holding, Inc., et al. – On February 19, 2020, Cambridge Retirement System filed a putative class action lawsuit in the Eastern District of Virginia against the Company, current and former Company executives, and various Onex-related entities alleging violations of Section 10(b) and Rule 10b-5 of the Exchange Act, as well as violations of Section 20(a) of the Exchange Act against the individual defendants and Onex-related entities (“Cambridge”). The lawsuit sought compensatory damages, equitable relief, and an award of attorneys’ fees and costs. On May 8, 2020, the Public Employees Retirement System of Mississippi and the Plumbers and Pipefitters National Pension Fund were named as co-lead plaintiffs and filed an amended complaint on June 22, 2020. We filed a motion to dismiss the amended complaint on July 29, 2020, which was denied on October 26, 2020. On January 19, 2021, the plaintiffs filed a motion for class certification, which we opposed on February 2, 2021. The court granted the plaintiffs’ motion for class certification on March 29, 2021. On April 12, 2021, we filed a petition to seek the Fourth Circuit’s permission to appeal this class certification opinion.

On April 20, 2021, the parties reached an agreement in principle to resolve this securities class action. The agreement contemplated a full release of claims through the date of preliminary court approval of the settlement in exchange for a payment of $39.5 million, primarily funded by the Company’s D&O carriers, except $5.0 million which was provisionally funded by the Company and remains subject to dispute with one carrier. On April 21, 2021, the parties jointly informed the court of their agreement, and the court stayed all deadlines in the case. As part of the settlement agreement, on April 22, 2021, we withdrew our petition to the Fourth Circuit for its permission to appeal the district court’s class certification opinion. On June 4, 2021, the parties filed their stipulation of dismissal of the action and the plaintiffs’ motion for preliminary approval of the settlement agreement. On July 27, 2021, the Eastern District of Virginia preliminarily approved the settlement agreement, and the settlement funds, primarily from the Company’s D&O carriers, were deposited with the class administrator on August 17, 2021. On November 22, 2021, the Eastern District of Virginia granted final approval of the settlement agreement. The deadline to appeal the entry of the final approval order and judgment was December 22, 2021, and no party or class member filed an appeal. The Company continues to believe that the plaintiffs’ claims lacked merit and has denied any liability or wrongdoing for the claims made against the Company.
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
On June 21, 2021, prior to a response from the Company in the Aldridge action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex Corporation (“Onex”), alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as insider trading, and unjust enrichment (“Black”). The lawsuit seeks compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The plaintiffs in the Black and Aldridge actions sought to consolidate the lawsuits on July 16, 2021, which was granted by the court on the same day. On August 16, 2021, the plaintiffs designated the Black complaint as the operative complaint in the consolidated derivative action. On October 15, 2021, JELD-WEN and Onex moved to dismiss the complaint. On January 14, 2022, the plaintiffs moved for leave to amend the complaint. The JELD-WEN defendants opposed the motion for leave to amend the complaint, and the Court has not yet ruled or scheduled a hearing on the proposed amendment.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action noticed a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. We do not anticipate a hearing on the certification of the Federal Court Action before 2023. The Company believes both the Quebec Action and the Federal Court Action lack merit and intends to vigorously defend against them.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2021 and December 31, 2020, our accrued liability for self-insured risks was $88.4 million and $81.0 million, respectively.
Indemnifications – At December 31, 2021, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $116.9 million and $122.7 million at December 31, 2021 and December 31, 2020, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at December 31, 2021 and $0.7 million at December 31, 2020. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at December 31, 2021 and $8.3 million at December 31, 2020.
Everett, Washington WADOE Action –In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million On March 1, 2022, we expect to deliver to the WADOE a draft CAP consistent with its preferred alternatives, and the WADOE has 60 days to review and provide comments followed by a comment incorporation period for the draft CAP. At that time, the WADOE will complete an additional review within 60 days and release the documents for tribal consultation and comment. A 30-day public comment period will follow, and once the public comment period has expired and any comments incorporated, the WADOE will finalize the remedial actions we will be required to perform. The final CAP will be developed and delivered to the WADOE 15 days thereafter. The final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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
Purchase Obligations - As of December 31, 2021, we have purchase obligations of $20.8 million due in 2022 and $27.6 million due in 2023 and thereafter. These purchase obligations are primarily relating to software hosting services and capital expenditures. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Note 25. Employee Retirement and Pension Benefits
U.S. Defined Benefit Pension Plan
Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.
In 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding four years, rather than the stand alone method utilized during the previous five years, resulting in a reduction to pension benefit expenses in 2021 and 2020 compared to 2019. We use a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs.
The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2021	2020	2019
Service cost	$2,690	$3,090	$4,890
Interest cost	8,870	12,236	14,861
Expected return on plan assets	(22,234)	(21,860)	(18,622)
Amortization of net actuarial pension loss	9,092	6,852	8,919
Pension benefit (income) expense	$(1,582)	$318	$10,048

Discount rate used to determine benefit costs	2.55%	3.31%	4.27%
Expected long-term rate of return on assets	5.75%	6.25%	6.25%
Compensation increase rate	N/A	N/A	N/A
In October 2019, the Society of Actuaries released the PRI-2012 Mortality Tables (update to RP-2014 mortality tables), which were adopted in 2019 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2020. We adopted the use of Scale MP-2020 as of December 31, 2020 as it represents our best estimate of future mortality improvement projection experience as of the measurement dates.
We developed the discount rate based on the plan’s expected benefit payments using the Willis Towers Watson RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 2.88% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment committee. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets increased in 2021 and 2020 due primarily to investment returns and contributions in excess of our benefit payments.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2021	2020
Balance as of January 1,	$396,853	$358,577
Actual return on plan assets	43,242	47,391
Company contribution	—	12,619
Benefits paid	(18,312)	(18,538)
Administrative expenses paid	(2,836)	(3,196)
Balance at period end	$418,947	$396,853

The plan’s investments as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - U.S. benefit plan	2021	2020
Equity securities	8.9	8.3
Debt securities	42.0	36.3
Other	49.1	55.4
	100.0	100.0
The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2021	2020
Balance as of January 1,	$474,085	$433,408
Service cost	2,690	3,090
Interest cost	8,870	12,236
Actuarial (gain) loss	(19,229)	47,085
Benefits paid	(18,312)	(18,538)
Administrative expenses paid	(2,836)	(3,196)
Balance at period end	$445,268	$474,085
Discount rate	2.88%	2.55%
Compensation increase rate	N/A	N/A
As of December 31, 2021, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2022	$18,915
2023	19,683
2024	20,437
2025	21,104
2026	21,671
2027-2031	113,636
The company made no cash contributions to the plan for the year ended December 31, 2021. The company made cash contributions of $12.6 million for the year ended December 31, 2020. During fiscal year 2022, no cash contributions are required to be made to the plan.
The plan’s accumulated benefit obligation of $445.3 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2021	2020
Projected benefit obligation at end of period	$445,268	$474,085
Fair value of plan assets at end of period	(418,947)	(396,853)
Unfunded pension liability	$26,321	$77,232

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - U.S. benefit plan	2021	2020	2019
Net actuarial pension loss beginning of period	$102,161	$87,459	$96,090
Amortization of net actuarial loss	(9,092)	(6,852)	(8,919)
Net (gain) loss occurring during year	(40,237)	21,554	288
Net actuarial pension loss at end of period	52,832	102,161	87,459
Tax expense (benefit)	5,603	(6,860)	(3,145)
Net actuarial pension loss at end of period, net of tax	$58,435	$95,301	$84,314
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

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2021	2020	2019
Service cost	$2,728	$2,548	$2,386
Interest cost	714	908	1,398
Expected return on plan assets	(453)	(435)	(589)
Amortization of net actuarial pension loss	857	849	225
Pension benefit expense	$3,846	$3,870	$3,420

Discount rate	0.8% - 7.6%	0.2% - 7.8%	0.6% - 8.5%
Expected long-term rate of return on assets	0.0% - 5.5%	0.0% - 4.6%	0.0% - 5.8%
Compensation increase rate	0.5% - 7.0%	0.5% - 7.0%	0.5% - 7.0%

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2021	2020
Balance as of January 1,	$11,471	$10,924
Actual gain (loss) return on plan assets	837	(106)
Company contribution	197	190
Benefits paid	(542)	(547)
Administrative expenses paid	(41)	(13)
Cumulative translation adjustment	(578)	1,023
Balance at period end	$11,344	$11,471
The investments of the non-U.S. plans as of December 31 are summarized below:

	% of Plan Assets
Summary of plan investments - Non-U.S. benefit plan	2021	2020
Equity securities	34.1	50.3
Debt securities	33.4	19.8
Other	32.5	29.9
	100.0	100.0

The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made on December 31, 2021 of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2021	2020
Balance as of January 1,	$53,871	$47,707
Service cost	2,728	2,548
Interest cost	714	908
Actuarial (gain) loss	(769)	786
Benefits paid	(2,753)	(2,756)
Administrative expenses paid	(41)	(15)
Cumulative translation adjustment	(3,847)	4,693
Balance at period end	$49,903	$53,871

Discount rate	0.5% - 7.6%	0.2% - 7.8%
Compensation increase rate	0.5% - 7.0%	1.0% - 7.0%
As of December 31, 2021, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2022	$2,883
2023	3,399
2024	2,957
2025	2,973
2026	3,055
2027-2031	14,357
The accumulated benefit obligations of $45.1 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.1 million to the non-U.S. plans in 2022.
The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2021	2020
Projected benefit obligation at end of period	$49,903	$53,871
Fair value of plan assets at end of period	(11,344)	(11,471)
Net pension liability	$38,559	$42,400

Long-term unfunded pension liability	$35,117	$37,845
Current portion	5,545	6,234
Total unfunded pension liability	$40,662	$44,079

Total overfunded pension liability	$2,103	$1,679
The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - Non-U.S. benefit plans	2021	2020	2019
Net actuarial pension loss beginning of period	$12,811	$12,237	$7,450
Amortization of net actuarial loss	(857)	(849)	(553)
Net (gain) loss occurring during year	(931)	1,339	5,232
Cumulative translation adjustment	(1,110)	84	108
Net actuarial pension loss at end of period	9,913	12,811	12,237
Tax benefit	(2,280)	(3,043)	(2,958)
Net actuarial pension loss at end of period, net of tax	$7,633	$9,768	$9,279
Other Non-U.S. Defined Contribution Plans –We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $2.4 million and $2.2 million, respectively, at December 31, 2021 and December 31, 2020. The total compensation expense for non-U.S. defined contribution plans was $29.5 million in 2021, $21.1 million in 2020, and $24.6 million in 2019.

Note 26. Supplemental Cash Flow Information

	Year Ended
(amounts in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash Operating Activities:
Operating leases	$59,190	$58,235	$55,141
Interest payments on financing lease obligations	205	193	131
Cash paid for amounts included in the measurement of lease liabilities	$59,395	$58,428	$55,272

Cash Investing Activities:
Issuances of notes receivable	$(52)	$(57)	$(58)
Cash received on notes receivable	450	642	469
Cash received on previously impaired investments	3,768	—	—
Change in notes receivable	$4,166	$585	$411

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	6,753	$5,862	$10,439
Property, equipment and intangibles purchased with debt	8,839	18,813	40,323
Customer accounts receivable converted to notes receivable	141	843	565

Cash Financing Activities:
Proceeds from issuance of new debt	$548,625	$250,000	$124,375
Borrowings on long-term debt	37,306	100,941	358,027
Payments of long-term debt	(666,534)	(135,250)	(468,637)
Payments of debt issuance and extinguishment costs, including underwriting fees	(5,448)	(4,833)	(664)
Change in long-term debt	$(86,051)	$210,858	$13,101

Cash paid for amounts included in the measurement of finance lease liabilities	$2,090	$1,721	$917

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$13,048	$10,785	$4,948
Prepaid ERP costs funded through short-term debt borrowings	—	—	3,919
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	—	—	469
Shares repurchased in accounts payable	1,066	—	—
Accounts payable converted to installment notes	69	914	757

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	36,513	$20,443	$26,656
Cash interest paid	74,953	71,659	71,181

Note 27. Related Party Transactions
Sale of subsidiary – In May 2019, we sold Creative Media Development, Inc. (“CMD”), a subsidiary, which was part of our North America segment, for $6.5 million, resulting in a gain of $2.8 million in the second quarter of 2019. A minority shareholder of the buying group also serves on our Board of Directors. Under the Stock Purchase Agreement for CMD, we agreed to use CMD for certain advertising services totaling $7.0 million between 2019 and 2023. At December 31, 2021, there was no amount due from the related party. This sale did not have a material impact on our results of operations.
Acquired lease – In conjunction with our acquisition of VPI in 2019, we assumed operating leases on two buildings with a former shareholder of VPI and current employee. The leases were entered into in the ordinary course of business and at market rates, and resulted in an operating lease asset of $3.6 million as of the opening balance sheet.