Form 10-Q
period 2022-03-26
JELD-WEN Holding, Inc.
filed 2022-05-02
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 87,080,246 shares of Common Stock, par value $0.01 per share, outstanding as of April 28, 2022.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Common Stock	900,000,000 shares of common stock, with a par value of $0.01 per share
U.S.	United States of America
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

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

PART I - FINANCIAL INFORMATION

Item 1 -Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 26, 2022	March 27, 2021
Net revenues	$1,171,022	$1,092,383
Cost of sales	967,724	856,444
Gross margin	203,298	235,939
Selling, general and administrative	192,996	191,554
Impairment and restructuring charges	1	927
Operating income	10,301	43,458
Interest expense, net	18,354	18,455
Other income	(7,337)	(10,841)
(Loss) income before taxes	(716)	35,844
Income tax (benefit) expense	(188)	10,359
Net (loss) income	$(528)	$25,485

Weighted average common shares outstanding:
Basic	89,802,974	100,494,883
Diluted	89,802,974	102,642,440
Net (loss) income per share
Basic	$(0.01)	$0.25
Diluted	$(0.01)	$0.25

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Net (loss) income	$(528)	$25,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of ($10) and $9, respectively	(4,033)	(40,084)
Interest rate hedge adjustments, net of tax expense of $2,304 and $347, respectively	6,786	1,025
Defined benefit pension plans, net of tax expense of $150 and $834, respectively	401	2,001
Total other comprehensive income (loss), net of tax	3,154	(37,058)
Comprehensive income (loss)	$2,626	$(11,573)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 26, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$265,649	$395,596
Restricted cash	1,451	1,294
Accounts receivable, net	708,502	552,041
Inventories	674,554	615,971
Other current assets	87,276	55,531
Assets held for sale	121,252	119,424
Total current assets	1,858,684	1,739,857
Property and equipment, net	788,499	798,804
Deferred tax assets	203,891	204,232
Goodwill	539,973	545,213
Intangible assets, net	215,817	222,181
Operating lease assets, net	197,088	201,781
Other assets	31,834	26,603
Total assets	$3,835,786	$3,738,671
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$406,493	$418,774
Accrued payroll and benefits	168,769	135,989
Accrued expenses and other current liabilities	302,968	289,676
Current maturities of long-term debt	36,395	38,561
Liabilities held for sale	4,783	5,868
Total current liabilities	919,408	888,868
Long-term debt	1,783,032	1,667,696
Unfunded pension liability	59,933	61,438
Operating lease liability	161,131	166,318
Deferred credits and other liabilities	91,254	102,879
Deferred tax liabilities	9,253	9,254
Total liabilities	3,024,011	2,896,453
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 89,136,454 shares outstanding as of March 26, 2022; 900,000,000 shares authorized, par value $0.01 per share, 90,193,550 shares outstanding as of December 31, 2021	891	902
Additional paid-in capital	727,716	719,451
Retained earnings	173,760	215,611
Accumulated other comprehensive loss	(90,592)	(93,746)
Total shareholders’ equity	811,775	842,218
Total liabilities and shareholders’ equity	$3,835,786	$3,738,671

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	March 26, 2022		March 27, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	90,193,550	$902	100,806,068	$1,008
Shares issued for exercise/vesting of share-based compensation awards	824,074	8	177,283	2
Shares repurchased	(1,777,266)	(18)	(809,884)	(8)
Shares surrendered for tax obligations for employee share-based transactions	(103,904)	(1)	(26,563)	(1)
Balance at period end	89,136,454	$891	100,146,904	$1,001
Additional paid-in capital
Balance at beginning of period		$720,124		$691,360
Shares issued for exercise/vesting of share-based compensation awards		979		1,263
Shares surrendered for tax obligations for employee share-based transactions		(2,378)		(715)
Amortization of share-based compensation		9,664		6,855
Balance at period end		728,389		698,763
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$727,716		$698,090
Retained earnings
Balance at beginning of period		$215,611		$371,462
Shares repurchased		(41,323)		(23,135)
Net (loss) income		(528)		25,485
Balance at period end		$173,760		$373,812
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(93,746)		$(58,693)
Foreign currency adjustments		(4,033)		(40,084)
Unrealized gain on interest rate hedges		6,786		1,025
Net actuarial pension gain		401		2,001
Balance at period end		$(90,592)		$(95,751)

Total shareholders’ equity at period end		$811,775		$977,152

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
OPERATING ACTIVITIES
Net (loss) income	$(528)	$25,485
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	32,565	34,210
Deferred income taxes	(2,449)	366
Loss (gain) on sale or disposal of business units, property, and equipment	134	(946)
Adjustment to carrying value of assets	—	255
Amortization of deferred financing costs	726	707
Stock-based compensation	9,664	6,855
Amortization of U.S. pension expense	350	2,325
Recovery of cost from interest received on impaired notes	(7,027)	—
Other items, net	2,211	(5,740)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(157,703)	(162,947)
Inventories	(61,285)	(25,369)
Other assets	(34,669)	(10,860)
Accounts payable and accrued expenses	45,531	75,738
Change in short term and long-term tax liabilities	(14,387)	(4,960)
Net cash used in operating activities	(186,867)	(64,881)
INVESTING ACTIVITIES
Purchases of property and equipment	(15,382)	(17,894)
Proceeds from sale of property and equipment	39	2,489
Purchase of intangible assets	(998)	(3,118)
Recovery of cost from interest received on impaired notes	7,027	—
Cash received for notes receivable	48	177
Net cash used in investing activities	(9,266)	(18,346)
FINANCING ACTIVITIES
Change in long-term debt	110,623	(8,642)
Common stock issued for exercise of options	987	1,265
Common stock repurchased	(40,216)	(23,143)
Payments to tax authorities for employee share-based compensation	(111)	—
Net cash provided by (used in) financing activities	71,283	(30,520)
Effect of foreign currency exchange rates on cash	(4,940)	(9,505)
Net decrease in cash and cash equivalents	(129,790)	(123,252)
Cash, cash equivalents and restricted cash, beginning	396,890	736,594
Cash, cash equivalents and restricted cash, ending	$267,100	$613,342
For further information see Note 20 - Supplemental Cash Flow.

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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 26, 2022 and for the three months ended March 26, 2022 and March 27, 2021, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 26, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company’s Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assisted companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was from the CARES Act in the U.S., which included a provision that allowed employers to defer the remittance of the employer portion of the social security tax relating to 2020. The deferred employment payment must be paid over two years. Original payment due dates were in 2021 and 2022, however updated guidance provided by the Internal Revenue Service in December 2021 allowed for these payments to be made during 2022 and 2023. The Company deferred $20.9 million of the employer portion of social security tax in 2020, of which $9.9 million was paid in the first quarter of 2022 and the remaining $11.0 million is included in accrued payroll and benefits in the consolidated balance sheet as of March 26, 2022. As of December 31, 2021, the deferral $20.9 million was equally recorded between accrued payroll and benefits and deferred credits and other liabilities in the consolidated balance sheet.
Recent Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. We currently do not expect this guidance to have a material impact on our consolidated financial statements. Refer to Note 17 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
At March 26, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $14.5 million and $10.2 million, respectively.
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	March 26, 2022	December 31, 2021
Raw materials	$503,365	$478,566
Work in process	37,183	36,065
Finished goods	134,006	101,340
Total inventories	$674,554	$615,971

Note 4. Property and Equipment, Net

(amounts in thousands)	March 26, 2022	December 31, 2021
Property and equipment	$2,144,160	$2,137,861
Accumulated depreciation	(1,355,661)	(1,339,057)
Total property and equipment, net	$788,499	$798,804
We monitor all property and equipment for any indicators of potential impairment. We recorded no impairment charges for the three months ended March 26, 2022 and $0.3 million for the three months ended March 27, 2021.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $1.2 million as of March 26, 2022 compared to December 31, 2021.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Cost of sales	$22,512	$22,536
Selling, general and administrative	1,708	2,396
Total depreciation expense	$24,220	$24,932
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2021	$182,645	$278,668	$83,900	$545,213
Currency translation	111	(8,221)	2,870	(5,240)
Balance as of March 26, 2022	$182,756	$270,447	$86,770	$539,973
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 26, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$144,689	$(75,304)	$69,385
Software	118,080	(38,509)	79,571
Trademarks and trade names	56,350	(11,380)	44,970
Patents, licenses and rights	47,604	(25,713)	21,891
Total amortizable intangibles	$366,723	$(150,906)	$215,817

	December 31, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$145,940	$(73,635)	$72,305
Software	118,114	(35,816)	82,298
Trademarks and trade names	55,806	(10,771)	45,035
Patents, licenses and rights	46,353	(23,810)	22,543
Total amortizable intangibles	$366,213	$(144,032)	$222,181

The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $1.0 million as of March 26, 2022 compared to December 31, 2021.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the corresponding asset group may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Amortization expense	$8,145	$8,047
Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 26, 2022	December 31, 2021
Accrued sales and advertising rebates	$81,088	$90,623
Current portion of operating lease liability	45,316	43,880
Non-income related taxes	33,685	25,030
Deferred revenue and customer deposits	28,337	25,568
Current portion of warranty liability (Note 8)	23,387	23,523
Accrued freight	22,332	19,020
Accrued expenses	18,912	18,636
Accrued interest payable	17,704	3,633
Current portion of accrued claim costs relating to self-insurance programs	15,268	14,352
Accrued income taxes payable	8,937	16,237
Current portion of derivative liability (Note 17)	4,312	5,527
Legal claims provision	3,630	3,476
Current portion of restructuring accrual	60	171
Total accrued expenses and other current liabilities	$302,968	$289,676
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	March 26, 2022	March 27, 2021
Balance as of January 1	$54,860	$52,296
Current period charges	7,151	6,252
Experience adjustments	684	2,135
Payments	(7,742)	(7,449)
Currency translation	(4)	(102)
Balance at period end	54,949	53,132
Current portion	(23,387)	(21,771)
Long-term portion	$31,562	$31,361
The most significant component of our warranty liability is in the North America segment, which totaled $46.4 million at March 26, 2022, after discounting future estimated cash flows at rates between 0.53% and 4.75%. Without discounting, the liability would have been higher by approximately $2.4 million.
Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	March 26, 2022	March 26, 2022	December 31, 2021
(amounts in thousands)	Interest Rate

Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 2.46%	547,570	547,598
Revolving credit facilities	1.49% - 1.71%	120,000	—
Finance leases and other financing arrangements	1.25% - 5.95%	91,468	97,874
Mortgage notes	1.65% - 2.15%	24,316	25,411
Total Debt		1,833,354	1,720,883
Unamortized debt issuance costs and original issue discounts		(13,927)	(14,626)
Current maturities of long-term debt		(36,395)	(38,561)
Long-term debt		$1,783,032	$1,667,696
Summaries of our significant changes to outstanding debt agreements as of March 26, 2022 are as follows:
Senior Secured Notes and Senior Notes
In May 2020, we issued $250.0 million of Senior Secured Notes bearing interest at 6.25% and maturing in May 2025 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance, including an underwriting fee of 1.25%. Interest is payable semiannually, in arrears, each May and November.
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Term Loans
U.S. Facility - In December 2017, along with the issuance of the Senior Notes, we re-priced and amended the facility, which resulted in a principal balance of $440.0 million. These re-priced term loans were offered at par and bore interest at the rate of LIBOR (subject to a floor of 0.00%) plus a margin of 1.75% to 2.00%, determined by JWI’s corporate credit ratings. This amendment also modified other terms and provisions, including providing for additional covenant flexibility and additional capacity under the facility.

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
In July 2021, we amended the Term Loan Facility to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of March 26, 2022, the outstanding principal balance, net of original issue discount, was $546.0 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 17 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
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
Revolving Credit Facilities
ABL Facility - In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR plus a margin of 1.25% to 1.50% depending on excess availability. As of March 26, 2022, we had $120.0 million of outstanding borrowings, $36.4 million in letters of credit and $301.8 million available under the ABL Facility.
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
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renew the facility through the next annual review, which will occur in June 2022. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of March 26, 2022, we had AUD 23.0 million ($17.3 million) available under this facility.
The Australia Senior Secured Credit Facility is secured by guarantees of JWA and its subsidiaries, fixed and floating charges on the assets of JWA group, and mortgages on certain real properties owned by the JWA group. The combined agreement requires that JWA maintain certain financial ratios, including a minimum consolidated interest coverage ratio and a maximum consolidated debt to EBITDA ratio. The agreement limits dividends and repayments of intercompany loans where the JWA group is the borrower and limits loans or other financial accommodations to non-obligor entities.
At March 26, 2022, we had combined borrowing availability of $319.1 million under our revolving credit facilities.

Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. As of March 26, 2022, we had DKK 164.3 million ($24.3 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of March 26, 2022, we had $91.5 million outstanding in this category, with maturities ranging from 2022 to 2028.
As of March 26, 2022, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 10. Income Taxes

The Company previously completed its accounting for the income tax effects of the Tax Act. We have considered ongoing developments released through the date hereof and determined that they have no material impact on our tax accounts for the three months ended March 26, 2022. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.
The effective income tax rate for continuing operations was 26.3% and 28.9% for the three months ended March 26, 2022 and March 27, 2021, respectively. In accordance with ASC 740-270, we recorded a tax benefit of $0.2 million and a tax expense of $10.4 million from operations in the three months ended March 26, 2022 and March 27, 2021, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. Discrete tax items recorded in the three months ended March 26, 2022 and March 27, 2021 were insignificant to the tax (benefit) expense recorded in the respective periods.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $24.8 million and $26.8 million as of March 26, 2022 and December 31, 2021, respectively.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 26, 2022
Total net revenues	$722,571	$323,306	$130,433	$1,176,310	$—	$1,176,310
Intersegment net revenues	(228)	(34)	(5,026)	(5,288)	—	(5,288)
Net revenues from external customers	$722,343	$323,272	$125,407	$1,171,022	$—	$1,171,022
Impairment and restructuring charges	—	—	22	22	(21)	1
Adjusted EBITDA	67,085	14,698	10,372	92,155	(11,906)	80,249
Three Months Ended March 27, 2021
Total net revenues	$639,735	$321,388	$135,968	$1,097,091	$—	$1,097,091
Intersegment net revenues	(120)	(873)	(3,715)	(4,708)	—	(4,708)
Net revenues from external customers	$639,615	$320,515	$132,253	$1,092,383	$—	$1,092,383
Impairment and restructuring charges	13	895	40	948	(21)	927
Adjusted EBITDA	79,793	28,794	13,199	121,786	(23,875)	97,911
Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Net (loss) income	$(528)	$25,485
Income tax (benefit) expense	(188)	10,359
Depreciation and amortization	32,565	34,210
Interest expense, net	18,354	18,455
Impairment and restructuring charges	1	927
Loss (gain) on sale of property and equipment	134	(876)
Share-based compensation expense	9,664	6,855
Non-cash foreign exchange transaction/translation loss (income)	6,218	(11,496)
Other items (1)	14,029	13,992
Adjusted EBITDA	$80,249	$97,911
(1)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended March 26, 2022 (1) $6,851 in expenses related to fire damage and downtime at one of our facilities, (2) $5,042 in legal costs and professional expenses, and 3) $1,898 in compensation and non-income taxes associated with exercises of legacy equity awards; (ii) in the three months ended March 27, 2021 (1) $13,755 in legal costs and professional expenses relating primarily to litigation.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 26, 2022 and December 31, 2021 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, the Board of Directors increased to the remaining authorization to a total of $400.0 million with no expiration date. As of March 26, 2022, $90.8 million was remaining under the repurchase program. During the three months ended March 26, 2022 and March 27, 2021, we repurchased 1,777,266 and 809,884 shares of our Common Stock, respectively, at an average price of $23.26 and $28.58, respectively.

Note 13. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended
	March 26, 2022	March 27, 2021
Weighted average outstanding shares of Common Stock basic	89,802,974	100,494,883
Restricted stock units, performance share units, and options to purchase Common Stock	—	2,147,557
Weighted average outstanding shares of Common Stock diluted	89,802,974	102,642,440
For the three months ended March 26, 2022, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 26, 2022	March 27, 2021
Common Stock options	1,668,613	1,024,415
Restricted stock units	1,086,958	222,174
Performance share units	390,084	63,601

Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	March 26, 2022		March 27, 2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	310,554	$24.17	309,902	$29.01
Options canceled	37,770	$28.57	12,426	$23.66
Options exercised	66,946	$12.55	89,062	$14.10

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	845,395	$24.18	582,919	$29.01
PSUs granted	158,587	$29.24	165,749	$30.70
Stock-based compensation expense was $9.7 million and $6.9 million for the three months ended March 26, 2022 and March 27, 2021, respectively. As of March 26, 2022, we had $33.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.69 years.

Note 15. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 19 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of March 26, 2022 and December 31, 2021, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying balance sheet. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.
In addition, we have immaterial assets held for sale at points in time, primarily relating to property, plant and equipment from restructuring efforts, which have been classified as held for sale as of March 26, 2022 and December 31, 2021.

(amounts in thousands)	March 26, 2022	December 31, 2021
Assets
Inventory	$15,922	$15,520
Other current assets	227	105
Property and equipment	37,292	35,870
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	1,340	1,458
Assets held for sale	$121,252	$119,424

Liabilities
Accrued payroll and benefits	892	$907
Accrued expenses and other current liabilities	3,005	3,945
Current maturities of long term debt	8	10
Long-term debt	1	2
Operating lease liability	877	1,004
Liabilities held for sale	$4,783	$5,868
Note 16. Other Income
The table below summarizes the amounts included in other income in the accompanying unaudited consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Foreign currency losses (gains)	$1,711	$(9,233)
Recovery of cost from interest received on impaired notes	(7,027)	—
Pension income	(1,427)	(36)
Loss (gain) on sale or disposal of property and equipment	134	(946)
Governmental pandemic assistance reimbursement	(65)	(265)
Other items	(663)	(361)
Total other income	$(7,337)	$(10,841)

Note 17. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $100.5 million. We have foreign currency derivative contracts, with a total notional amount of $366.7 million, to hedge the effects of translation gains and losses on intercompany loan principal and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $93.8 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income. We recorded mark-to-market losses of $1.3 million and gains of $3.8 million in the three months ended March 26, 2022 and March 27, 2021, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three months ended March 26, 2022. We recorded pre-tax mark-to-market gains of $8.9 million and $1.1 million during the three months ended March 26, 2022 and March 27, 2021, respectively, in other comprehensive income. We reclassified losses of $0.2 million previously recorded in other comprehensive income to interest expense during the three months ended March 26, 2022 and March 27, 2021, respectively.
As of March 26, 2022, approximately $5.2 million is expected to be reclassified to interest income over the next twelve months.
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
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 26, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$4,595	$263
Interest rate contracts	Other assets	$7,795	$3,036
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,829	$6,297

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	March 26, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$4,312	$5,527

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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	March 26, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,110	$5,110	$—	$5,110	$—
Derivative assets, recorded in other current assets	8,424	8,424	—	8,424	—
Derivative assets, recorded in other assets	7,795	7,795	—	7,795	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,833,354	$1,815,295	$—	$1,815,295	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	4,312	4,312	—	4,312	—

	December 31, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,143	$33,143	$—	$33,143	$—
Derivative assets, recorded in other current assets	6,560	6,560	—	6,560	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,720,883	$1,751,353	$—	$1,751,353	$—
Derivative liabilities, recorded in accrued expenses and other current assets	5,527	5,527	—	5,527	—
Derivative liabilities, recorded in deferred credits and other liabilities	—	—	—	—	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 17- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of March 26, 2022 or December 31, 2021.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of March 26, 2022 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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
In re JELD-WEN Holding, Inc. Derivative Litigation – On February 2, 2021, Jason Aldridge, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company, alleging that the individual defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves, as well as violations of Section 14(a) and 20(a) of the Exchange Act, unjust enrichment, and waste of corporate assets among other allegations (the “Aldridge Action”). The lawsuit seeks compensatory damages, equitable relief, and an award of attorneys’ fees and costs. The parties sought a stay of the Aldridge Action. On April 19, 2021, the court denied the parties’ motion to stay and, instead, ordered the plaintiff to file an amended complaint that complied with court rules or the matter would be dismissed. The plaintiff filed an amended complaint on May 10, 2021.
On June 21, 2021, prior to a response from the Company in the Aldridge Action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex Corporation (“Onex”), alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves, as well as insider trading, and unjust enrichment among other allegations (the “Black Action”). The lawsuit seeks compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The plaintiffs in the Black and Aldridge Actions sought to consolidate the lawsuits on July 16, 2021, which was granted by the court on the same day. On August 16, 2021, the plaintiffs designated the Black complaint as the operative complaint in the consolidated derivative action. On October 15, 2021, JELD-WEN and Onex moved to dismiss the complaint. On January 14, 2022, the plaintiffs moved for leave to amend the complaint. On January 28, 2022, the JELD-WEN defendants opposed the motion for leave to amend the complaint. The Court has not yet ruled or scheduled a hearing on the proposed amendment.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 26, 2022 and December 31, 2021, our accrued liability for self-insured risks was $89.8 million and $88.4 million, respectively.
Indemnifications – At March 26, 2022, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $76.1 million and $116.9 million at March 26, 2022 and December 31, 2021, respectively. The decrease is primarily due to the cancellation of bonds related to the Steves’ legal matter.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at March 26, 2022 and December 31,

2021. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at March 26, 2022 and December 31, 2021.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP to the WADOE consistent with its preferred alternatives, and the WADOE has 60 days to review and provide comments followed by a comment incorporation period for the draft CAP. At that time, the WADOE will complete an additional review within 60 days and release the documents for tribal consultation and comment. A 30-day public comment period will follow, and once the public comment period has expired and any comments incorporated, the WADOE will finalize the remedial actions we will be required to perform. The final CAP will be developed and delivered to the WADOE 15 days thereafter. The final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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

Note 20. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Cash Operating Activities:
Operating leases	$15,203	$15,513
Interest payments on financing lease obligations	43	50
Cash paid for amounts included in the measurement of lease liabilities	$15,246	$15,563

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$3,868	$5,991
Property, equipment and intangibles purchased with debt	1,423	1,359

Cash Financing Activities:
Borrowings on long-term debt	233,500	258
Payments of long-term debt	(122,877)	(8,900)
Change in long-term debt	$110,623	$(8,642)

Cash paid for amounts included in the measurement of finance lease liabilities	$495	$533

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$2,268	$716
Shares repurchased in accounts payable	2,191	—
Accounts payable converted to installment notes	1,279	69

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$16,648	$14,889
Cash interest paid	3,682	3,638

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
•changes in weather patterns;
•political, regulatory, economic, and other risks, including the impact of political conflict on the global economy and the ongoing impact of the COVID-19 pandemic, that arise from operating a multinational business;
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
•Overview. This section provides a general description of our Company and reportable segments.
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
Comparison of the Three Months Ended March 26, 2022 to the Three Months Ended March 27, 2021

	Three Months Ended
	March 26, 2022		March 27, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,171,022	100.0%	$1,092,383	100.0%
Cost of sales	967,724	82.6%	856,444	78.4%
Gross margin	203,298	17.4%	235,939	21.6%
Selling, general and administrative	192,996	16.5%	191,554	17.5%
Impairment and restructuring charges	1	—%	927	0.1%
Operating income	10,301	0.9%	43,458	4.0%
Interest expense, net	18,354	1.6%	18,455	1.7%
Other income	(7,337)	(0.6)%	(10,841)	(1.0)%
(Loss) income before taxes	(716)	(0.1)%	35,844	3.3%
Income tax (benefit) expense	(188)	—%	10,359	0.9%
Net (loss) income	$(528)	—%	$25,485	2.3%
Consolidated Results
Net Revenues – Net revenues increased $78.6 million, or 7.2%, to $1,171.0 million in the three months ended March 26, 2022 from $1,092.4 million in the three months ended March 27, 2021. The increase was due to an improvement in core revenues of 10%, partially offset by an unfavorable impact from foreign exchange of 3%. Core revenues increased due to a 12% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Gross Margin – Gross margin decreased $32.6 million, or 13.8%, to $203.3 million in the three months ended March 26, 2022 from $235.9 million in the three months ended March 27, 2021. Gross margin as a percentage of net revenues was 17.4% in the three months ended March 26, 2022 and 21.6% in the three months ended March 27, 2021. The decrease in gross margin percentage was primarily due to the impact of inflation on material costs, freight, and labor compensation and unfavorable volume/mix in the current period, partially offset by improved pricing and positive productivity.
SG&A Expense – SG&A expense increased $1.4 million, or 0.8%, to $193.0 million in the three months ended March 26, 2022 from $191.6 million in the three months ended March 27, 2021. The increase in SG&A expense was primarily due to increased marketing and research and development costs, partially offset by reduced legal and professional fees in the current period.
Impairment and Restructuring Charges – Impairment and restructuring charges decreased $0.9 million, or 99.9%, to $0.0 million in the three months ended March 26, 2022 from $0.9 million in the three months ended March 27, 2021. Charges incurred in 2021 primarily related to restructuring projects within our Europe segment.
Interest Expense, Net – Interest expense, net, decreased $0.1 million, or 0.5%, to $18.4 million in the three months ended March 26, 2022 from $18.5 million in the three months ended March 27, 2021. The decrease was primarily due to the repayment of the term loan portion of the Australia Facility during the second quarter of 2021, partially offset by marginally higher interest on floating rate debt during the first quarter of 2022 compared to the same period 2021.
Other Income – Other income decreased $3.5 million, or 32.3%, to $7.3 million in the three months ended March 26, 2022 from $10.8 million in the three months ended March 27, 2021. Other income in the three months ended March 26, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $7.0 million and pension income of $1.4 million, partially offset by foreign currency losses of $1.7 million. Other income in the three months ended March 27, 2021 primarily consisted of foreign currency gains of $9.2 million and a gain on sale of property and equipment of $0.9 million.
Income Taxes – Income tax expense decreased $10.5 million, or 101.8%, to a tax benefit of $0.2 million in the three months ended March 26, 2022 from tax expense of $10.4 million in the three months ended March 27, 2021. The effective tax rate in the three months ended March 26, 2022 was 26.3% compared to 28.9% in the three months ended March 27, 2021. The decrease in income taxes in the three months ended March 26, 2022 was primarily due to a decrease in income before taxes of $36.6 million. For more information, refer to Note 10 – Income Taxes to our consolidated financial statements included in this 10-Q.
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
Comparison of the Three Months Ended March 26, 2022 to the Three Months Ended March 27, 2021

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Net revenues from external customers			% Variance
North America	$722,343	$639,615	12.9%
Europe	323,272	320,515	0.9%
Australasia	125,407	132,253	(5.2)%
Total Consolidated	$1,171,022	$1,092,383	7.2%
Percentage of total consolidated net revenues
North America	61.7%	58.6%
Europe	27.6%	29.3%
Australasia	10.7%	12.1%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$67,085	$79,793	(15.9)%
Europe	14,698	28,794	(49.0)%
Australasia	10,372	13,199	(21.4)%
Corporate and unallocated costs	(11,906)	(23,875)	(50.1)%
Total Consolidated	$80,249	$97,911	(18.0)%
Adjusted EBITDA as a percentage of segment net revenues
North America	9.3%	12.5%
Europe	4.5%	9.0%
Australasia	8.3%	10.0%
Total Consolidated	6.9%	9.0%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America increased $82.7 million, or 12.9%, to $722.3 million in the three months ended March 26, 2022 from $639.6 million in the three months ended March 27, 2021. The increase was due to an increase in core revenues of 13%. Core revenues increased due to a 14% benefit from pricing, partially offset by unfavorable volume/mix of 1%.

Adjusted EBITDA in North America decreased $12.7 million, or 15.9%, to $67.1 million in the three months ended March 26, 2022 from $79.8 million in the three months ended March 27, 2021. The decrease was due to the impact of inflation on material costs, freight, and labor compensation, partially offset by favorable pricing and positive productivity.
Europe
Net revenues in Europe increased $2.8 million, or 0.9%, to $323.3 million in the three months ended March 26, 2022 from $320.5 million in the three months ended March 27, 2021. The increase was primarily due to an increase in core revenue of 8%, partially offset by an unfavorable impact from foreign exchange of 7%. Core revenues increased due to an 11% benefit from pricing, partially offset by unfavorable volume/mix of 3%.
Adjusted EBITDA in Europe decreased $14.1 million, or 49.0%, to $14.7 million in the three months ended March 26, 2022 from $28.8 million in the three months ended March 27, 2021. The decrease was primarily due to the impact of inflation on material costs, freight, and labor compensation, increased utility costs, negative productivity, and unfavorable volume/mix, partially offset by favorable pricing.
Australasia
Net revenues in Australasia decreased $6.8 million, or 5.2%, to $125.4 million in the three months ended March 26, 2022 from $132.3 million in the three months ended March 27, 2021. The decrease was primarily due to an unfavorable impact from foreign exchange of 6%, partially offset by an increase in core revenues of 1%. Core revenues increased due to a 6% benefit from pricing, partially offset by unfavorable volume/mix of 5%.
Adjusted EBITDA in Australasia decreased $2.8 million, or 21.4%, to $10.4 million in the three months ended March 26, 2022 from $13.2 million in the three months ended March 27, 2021. The decrease was primarily due to unfavorable volume/mix and the impact of inflation on material costs and labor compensation, partially offset by favorable pricing.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the three months ended March 26, 2022 compared to the three months ended March 27, 2021 primarily due to the recovery of cost from interest received on impaired notes and a gain on foreign exchange transactions in the current period resulting in an increase to Adjusted EBITDA of $12.0 million, or 50.1%.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital fluctuates throughout the year and is affected by the seasonality of sales of our products, customer payment patterns, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of March 26, 2022, we had total liquidity (a non-GAAP measure) of $584.7 million, consisting of $265.6 million in unrestricted cash, $301.8 million available for borrowing under the ABL Facility, and AUD 23.0 million ($17.3 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $837.8 million as of December 31, 2021. The decrease in total liquidity was primarily due to cash utilized for share repurchases, higher working capital investments, and decreased earnings in the current period.
As of March 26, 2022, our cash balances, including $1.5 million of restricted cash, consisted of $13.8 million in the U.S. and $253.3 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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

Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $0.7 million in the three months ended March 26, 2022. A 1.0% increase in interest rates would have increased our interest expense by $1.7 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
As of March 26, 2022, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Cash provided by (used in):
Operating activities	$(186,867)	$(64,881)
Investing activities	(9,266)	(18,346)
Financing activities	71,283	(30,520)
Effect of changes in exchange rates on cash and cash equivalents	(4,940)	(9,505)
Net change in cash and cash equivalents	$(129,790)	$(123,252)
Cash Flow from Operations
Net cash used in operating activities increased $122.0 million to $186.9 million in the three months ended March 26, 2022 from $64.9 million in the three months ended March 27, 2021. The increase in cash used in operating activities was due primarily to increased working capital and decreased earnings in the current period.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $9.1 million to $9.3 million in the three months ended March 26, 2022 from $18.3 million in the three months ended March 27, 2021 primarily due to cash received from the recovery of cost from interest received on impaired notes of $7.0 and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $71.3 million in the three months ended March 26, 2022 and consisted primarily of net borrowings of $110.6 million, partially offset by repurchases of our Common Stock of $40.2 million.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of March 26, 2022 was $797.1 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
    Information relating to this item is included within Note 19 - Commitments and Contingencies of our financial statements included elsewhere in this 10-Q.

Item 1A - Risk Factors

    Except the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2021.

The ongoing conflict between Russia and Ukraine could have a material adverse effect on our business, financial condition, and results of operations.

In February 2022, the Russian military commenced an invasion of Ukraine, which is ongoing as of the date of this report. The impacts of the conflict, as well as sanctions imposed on Russia and economic and political uncertainty could have an adverse impact on our business. We do not have operations in Ukraine, and prior to the invasion, we held limited sales operations in Russia, which were discontinued in the first quarter of 2022. However, we have and may continue to experience heightened inflation on materials, freight, and other variable costs, such as utilities, primarily in our European operations. The risks to our business may include, among others, adverse impacts on our supply chain, including trade barriers or restrictions, transportation and operating disruptions, decreased customer demand, elevated inflation, cybersecurity incidents, unfavorable foreign exchange and higher borrowing costs, any of which could have a material adverse impact on our business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Securities
A summary of our repurchases of Common Stock during the first quarter of 2022 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
January 1, 2022 - January 22, 2022	290,860	$25.92	290,860	$124,566
January 23, 2022 - February 19, 2022	—	$—	—	$124,566
February 20, 2022 - March 26, 2022	1,486,406	$22.74	1,486,406	$90,765
Total	1,777,266	$23.26	1,777,266

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

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ David Guernsey
David Guernsey
Executive Vice President and Acting Chief Financial Officer

Date: May 2, 2022