Form 10-Q
period 2022-06-25
JELD-WEN Holding, Inc.
filed 2022-08-01
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 84,258,862 shares of Common Stock, par value $0.01 per share, outstanding as of July 28, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1 -Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net revenues	$1,330,968	$1,245,815	$2,501,990	$2,338,198
Cost of sales	1,084,803	953,898	2,052,527	1,810,342
Gross margin	246,165	291,917	449,463	527,856
Selling, general and administrative	180,487	188,691	373,483	380,245
Impairment and restructuring charges	5,296	1,145	5,297	2,072
Operating income	60,382	102,081	70,683	145,539
Interest expense, net	20,222	18,860	38,576	37,315
Other (income) expense	(20,887)	152	(28,224)	(10,689)
Income before taxes	61,047	83,069	60,331	118,913
Income tax expense	15,221	22,359	15,033	32,718
Net income	$45,826	$60,710	$45,298	$86,195

Weighted average common shares outstanding:
Basic	87,219,078	99,514,890	88,466,982	99,991,045
Diluted	87,967,049	101,670,624	89,557,956	102,141,889
Net income per share
Basic	$0.53	$0.61	$0.51	$0.86
Diluted	$0.52	$0.60	$0.51	$0.84

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$45,826	$60,710	$45,298	$86,195
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $112, $4, $102, and $13, respectively	(62,228)	12,379	(66,261)	(27,705)
Interest rate hedge adjustments, net of tax expense of $793, $139, $3,097, and $486, respectively	2,337	413	9,123	1,438
Defined benefit pension plans, net of tax expense of $392, $649, $542, and $1,483, respectively	510	1,524	911	3,525
Total other comprehensive income (loss), net of tax	(59,381)	14,316	(56,227)	(22,742)
Comprehensive (loss) income	$(13,555)	$75,026	$(10,929)	$63,453

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 25, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$272,510	$395,596
Restricted cash	1,405	1,294
Accounts receivable, net	698,893	552,041
Inventories	723,265	615,971
Other current assets	90,455	55,531
Assets held for sale	122,428	119,424
Total current assets	1,908,956	1,739,857
Property and equipment, net	762,768	798,804
Deferred tax assets	198,199	204,232
Goodwill	519,165	545,213
Intangible assets, net	204,351	222,181
Operating lease assets, net	191,160	201,781
Other assets	30,711	26,603
Total assets	$3,815,310	$3,738,671
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$420,885	$418,774
Accrued payroll and benefits	145,265	135,989
Accrued expenses and other current liabilities	290,101	289,676
Current maturities of long-term debt	30,815	38,561
Liabilities held for sale	6,242	5,868
Total current liabilities	893,308	888,868
Long-term debt	1,867,838	1,667,696
Unfunded pension liability	56,143	61,438
Operating lease liability	156,799	166,318
Deferred credits and other liabilities	96,433	102,879
Deferred tax liabilities	8,282	9,254
Total liabilities	3,078,803	2,896,453
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,857,994 shares outstanding as of June 25, 2022; 900,000,000 shares authorized, par value $0.01 per share, 90,193,550 shares outstanding as of December 31, 2021	859	902
Additional paid-in capital	730,290	719,451
Retained earnings	155,331	215,611
Accumulated other comprehensive loss	(149,973)	(93,746)
Total shareholders’ equity	736,507	842,218
Total liabilities and shareholders’ equity	$3,815,310	$3,738,671

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	June 25, 2022		June 26, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	89,136,454	$891	100,146,904	$1,001
Shares issued for exercise/vesting of share-based compensation awards	153,713	2	183,525	2
Shares repurchased	(3,430,006)	(34)	(1,177,757)	(12)
Shares surrendered for tax obligations for employee share-based transactions	(2,167)	—	(20,890)	—
Balance at period end	85,857,994	$859	99,131,782	$991
Additional paid-in capital
Balance at beginning of period		$728,389		$698,763
Shares issued for exercise/vesting of share-based compensation awards		1,021		1,060
Shares surrendered for tax obligations for employee share-based transactions		(45)		(562)
Amortization of share-based compensation		1,598		7,526
Balance at period end		730,963		706,787
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$730,290		$706,114
Retained earnings
Balance at beginning of period		$173,760		$373,812
Shares repurchased		(64,255)		(33,739)
Net income		45,826		60,710
Balance at period end		$155,331		$400,783
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(90,592)		$(95,751)
Foreign currency adjustments		(62,228)		12,379
Unrealized gain on interest rate hedges		2,337		413
Net actuarial pension gain		510		1,524
Balance at period end		$(149,973)		$(81,435)

Total shareholders’ equity at period end		$736,507		$1,026,453

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	June 25, 2022		June 26, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	90,193,550	$902	100,806,068	$1,008
Shares issued for exercise/vesting of share-based compensation awards	977,787	10	360,808	4
Shares repurchased	(5,207,272)	(52)	(1,987,641)	(20)
Shares surrendered for tax obligations for employee share-based transactions	(106,071)	(1)	(47,453)	(1)
Balance at period end	85,857,994	$859	99,131,782	$991
Additional paid-in capital
Balance at beginning of period		$720,124		$691,360
Shares issued for exercise/vesting of share-based compensation awards		2,000		2,323
Shares surrendered for tax obligations for employee share-based transactions		(2,423)		(1,277)
Amortization of share-based compensation		11,262		14,381
Balance at period end		730,963		706,787
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$730,290		$706,114
Retained earnings
Balance at beginning of period		$215,611		$371,462
Shares repurchased		(105,578)		(56,874)
Net income		45,298		86,195
Balance at period end		$155,331		$400,783
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(93,746)		$(58,693)
Foreign currency adjustments		(66,261)		(27,705)
Unrealized gain on interest rate hedges		9,123		1,438
Net actuarial pension gain		911		3,525
Balance at period end		$(149,973)		$(81,435)

Total shareholders’ equity at period end		$736,507		$1,026,453

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021
OPERATING ACTIVITIES
Net income	$45,298	$86,195
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	65,078	69,675
Deferred income taxes	(2,193)	5,313
Loss on sale or disposal of business units, property, and equipment	189	362
Adjustment to carrying value of assets	534	1,175
Amortization of deferred financing costs	1,512	1,455
Stock-based compensation	11,262	14,381
Amortization of U.S. pension expense	700	4,650
Recovery of cost from interest received on impaired notes	(13,412)	—
Other items, net	27,231	(5,218)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(170,071)	(144,365)
Inventories	(126,932)	(50,245)
Other assets	(32,229)	(14,862)
Accounts payable and accrued expenses	37,647	68,867
Change in short term and long-term tax liabilities	(10,325)	3,358
Net cash (used in) provided by operating activities	(165,711)	40,741
INVESTING ACTIVITIES
Purchases of property and equipment	(31,502)	(35,399)
Proceeds from sale of property and equipment	172	2,987
Purchase of intangible assets	(3,279)	(9,326)
Recovery of cost from interest received on impaired notes	13,412	—
Cash received for notes receivable	55	262
Purchase of securities for deferred compensation plan	(222)	—
Net cash used in investing activities	(21,364)	(41,476)
FINANCING ACTIVITIES
Change in long-term debt	186,628	(54,654)
Common stock issued for exercise of options	2,010	2,327
Common stock repurchased	(105,179)	(56,894)
Payments to tax authorities for employee share-based compensation	(2,378)	(1,106)
Net cash provided by (used in) financing activities	81,081	(110,327)
Effect of foreign currency exchange rates on cash	(16,981)	(6,310)
Net decrease in cash and cash equivalents	(122,975)	(117,372)
Cash, cash equivalents and restricted cash, beginning	396,890	736,594
Cash, cash equivalents and restricted cash, ending	$273,915	$619,222
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of June 25, 2022 and for the three and six months ended June 25, 2022 and June 26, 2021, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 25, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assisted companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was from the CARES Act in the U.S., which included a provision that allowed employers to defer the remittance of the employer portion of the social security tax relating to 2020. The deferred employment payment must be paid over two years. Original payment due dates were in 2021 and 2022, however updated guidance provided by the Internal Revenue Service in December 2021 allowed for these payments to be made during 2022 and 2023. The Company deferred $20.9 million of the employer portion of social security tax in 2020, of which $9.9 million was paid in the first quarter of 2022 and the remaining $11.0 million is included in accrued payroll and benefits in the consolidated balance sheet as of June 25, 2022. As of December 31, 2021, the deferral $20.9 million was equally recorded between accrued payroll and benefits and deferred credits and other liabilities in the consolidated balance sheet.
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
At June 25, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $16.2 million and $10.2 million, respectively.
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	June 25, 2022	December 31, 2021
Raw materials	$553,322	$478,566
Work in process	37,230	36,065
Finished goods	132,713	101,340
Total inventories	$723,265	$615,971

Note 4. Property and Equipment, Net

(amounts in thousands)	June 25, 2022	December 31, 2021
Property and equipment	$2,107,345	$2,137,861
Accumulated depreciation	(1,344,577)	(1,339,057)
Total property and equipment, net	$762,768	$798,804
We monitor all property and equipment for any indicators of potential impairment. We recorded impairment charges of $0.5 million for the three and six months ended June 25, 2022, respectively, and $0.9 million and $1.2 million for the three and six months ended June 26, 2021.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $20.5 million as of June 25, 2022 compared to December 31, 2021.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of sales	$22,492	$23,707	$45,004	$46,243
Selling, general and administrative	1,720	2,398	3,428	4,794
Total depreciation expense	$24,212	$26,105	$48,432	$51,037
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2021	$182,645	$278,668	$83,900	$545,213
Currency translation	(118)	(21,977)	(3,953)	(26,048)
Balance as of June 25, 2022	$182,527	$256,691	$79,947	$519,165
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	June 25, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$140,056	$(75,279)	$64,777
Software	118,997	(41,120)	77,877
Trademarks and trade names	53,751	(11,480)	42,271
Patents, licenses and rights	44,538	(25,112)	19,426
Total amortizable intangibles	$357,342	$(152,991)	$204,351

	December 31, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$145,940	$(73,635)	$72,305
Software	118,114	(35,816)	82,298
Trademarks and trade names	55,806	(10,771)	45,035
Patents, licenses and rights	46,353	(23,810)	22,543
Total amortizable intangibles	$366,213	$(144,032)	$222,181

The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $4.7 million as of June 25, 2022 compared to December 31, 2021.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the corresponding asset group may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Amortization expense	$8,038	$8,307	$16,183	$16,354
Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	June 25, 2022	December 31, 2021
Accrued sales and advertising rebates	$82,633	$90,623
Current portion of operating lease liability	43,403	43,880
Non-income related taxes	32,981	25,030
Deferred revenue and customer deposits	28,683	25,568
Current portion of warranty liability (Note 8)	22,030	23,523
Accrued freight	21,316	19,020
Accrued expenses	19,514	18,636
Current portion of accrued claim costs relating to self-insurance programs	15,427	14,352
Accrued income taxes payable	10,484	16,237
Accrued interest payable	4,575	3,633
Legal claims provision	3,579	3,476
Current portion of restructuring accrual	3,319	171
Current portion of derivative liability (Note 17)	2,157	5,527
Total accrued expenses and other current liabilities	$290,101	$289,676
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	June 25, 2022	June 26, 2021
Balance as of January 1	$54,860	$52,296
Current period charges	13,503	13,740
Experience adjustments	906	2,601
Payments	(15,032)	(14,984)
Currency translation	(743)	109
Balance at period end	53,494	53,762
Current portion	(22,030)	(23,082)
Long-term portion	$31,464	$30,680
The most significant component of our warranty liability is in the North America segment, which totaled $46.2 million at June 25, 2022, after discounting future estimated cash flows at rates between 0.53% and 2.75%. Without discounting, the liability would have been higher by approximately $2.7 million.
Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	June 25, 2022	June 25, 2022	December 31, 2021
(amounts in thousands)	Interest Rate

Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 3.31%	546,155	547,598
Revolving credit facilities	2.27% - 5.00%	202,750	—
Finance leases and other financing arrangements	1.25% - 6.17%	90,033	97,874
Mortgage notes	1.65% - 2.15%	22,885	25,411
Total Debt		1,911,823	1,720,883
Unamortized debt issuance costs and original issue discounts		(13,170)	(14,626)
Current maturities of long-term debt		(30,815)	(38,561)
Long-term debt		$1,867,838	$1,667,696
Summaries of our significant changes to outstanding debt agreements as of June 25, 2022 are as follows:
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
Term Loans
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of June 25, 2022, the outstanding principal balance, net of original issue discount, was $544.7 million.
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
Australia Facility - During the second quarter of 2021, we repaid the AUD 50.0 million ($38.4 million) outstanding principal balance of the floating rate revolving loan facility and terminated the term loan commitment.
Revolving Credit Facilities
ABL Facility - In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR plus a margin of 1.25% to 1.50% depending on excess availability. As of June 25, 2022, we had $202.8 million of outstanding borrowings, $34.9 million in letters of credit and $262.3 million available under the ABL Facility.
Australia Senior Secured Credit Facility - In June 2019, we amended the Australia Senior Secured Credit Facility, reallocating availability from the Australia Term Loan Facility and collapsing the floating rate revolving loan facility into an AUD 35.0 million interchangeable facility to be used for guarantees, asset financing, and loans of twelve months or less. The interchangeable facility does not have a set maturity date but is instead subject to an annual review each June.
In May 2020, we amended the Australia Senior Secured Credit Facility to relax certain financial covenants. The amended non-term loan portion of the facility bore line fees of 0.70%, compared to line fees of 0.50% under the previous amendment. The amendment also provided for a supplemental AUD 30.0 million floating rate revolving loan facility.
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renewed the facility through its next annual review. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of June 25, 2022, we had AUD 23.1 million ($16.0 million) available under this facility.
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
At June 25, 2022, we had combined borrowing availability of $278.3 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings with principal payments which began in 2018. As of June 25, 2022, we had DKK 161.7 million ($22.9 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of June 25, 2022, we had $90.0 million outstanding in this category, with maturities ranging from 2022 to 2028.
As of June 25, 2022, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.

Note 10. Income Taxes

The Company previously completed its accounting for the income tax effects of the Tax Act. We have considered ongoing developments released through the date hereof and determined that they have no material impact on our tax accounts for the six months ended June 25, 2022. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.
The effective income tax rate for continuing operations was 24.9% for both the three and six months ended June 25, 2022, respectively, compared to 26.9% and 27.5% and June 26, 2021, respectively. In accordance with ASC 740-270, we recorded a tax expense of $15.2 million and $15.0 million in the three and six months ended June 25, 2022, respectively, compared to tax expense of $22.4 million and $32.7 million from operations in the three and six months ended June 26, 2021, respectively, by applying an estimated annual effective tax rate to our year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax benefit for discrete items included in the tax provision for continuing operations for the three months ended June 25, 2022 was $6.4 million compared to $1.7 million for the three months ended June 26, 2021. The discrete amounts for the three months ended June 25, 2022 were comprised primarily of $9.5 million of tax benefit related to movement in the valuation allowance due to changes in estimated forecasted earnings, partially offset by $2.6 million of tax expense attributable to current period interest expense on uncertain tax positions and $0.6 million of tax expense attributable to a windfall tax deduction on share-based compensation. The discrete amounts for the three months ended June 26, 2021 were comprised primarily of $1.8 million of tax benefit related to future changes to the UK tax rate enacted in the period and $0.3 million of tax benefit attributable to a windfall tax deduction on share-based compensation, partially offset by $0.3 million of tax expense attributable to interest expense on uncertain tax positions.
The tax benefit related to discrete items included in the tax provision for continuing operations for the six months ended June 25, 2022 was $6.4 million, compared to $1.6 million for the six months ended June 26, 2021. The discrete tax benefits for the six months ended June 25, 2022 were comprised primarily of $9.5 million of tax benefit related to movement in the valuation allowance due to changes in estimated forecasted earnings, partially offset by $2.5 million of tax expense attributable to current period interest expense on uncertain tax positions and $0.5 million of tax expense attributable to a windfall tax deduction on share-based compensation. The discrete benefit amounts for the six months ended June 26, 2021 were comprised primarily of $1.8 million of tax benefit related to future changes to the UK tax rate enacted in the period and $0.5 million of tax benefit attributable to a windfall tax deduction on share-based compensation, partially offset by $0.6 million of tax expense attributable to interest expense on uncertain tax positions.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $28.6 million and $26.8 million as of June 25, 2022 and December 31, 2021, respectively.
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
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 25, 2022
Total net revenues	$839,480	$340,047	$156,951	$1,336,478	$—	$1,336,478
Intersegment net revenues	(373)	—	(5,137)	(5,510)	—	(5,510)
Net revenues from external customers	$839,107	$340,047	$151,814	$1,330,968	$—	$1,330,968
Impairment and restructuring charges	4,751	534	31	5,316	(20)	5,296
Adjusted EBITDA	93,472	20,040	15,872	129,384	(3,589)	125,795
Three Months Ended June 26, 2021
Total net revenues	$740,409	$349,894	$160,029	$1,250,332	$—	$1,250,332
Intersegment net revenues	(281)	(147)	(4,089)	(4,517)	—	(4,517)
Net revenues from external customers	$740,128	$349,747	$155,940	$1,245,815	$—	$1,245,815
Impairment and restructuring charges	903	232	44	1,179	(34)	1,145
Adjusted EBITDA	115,320	39,784	17,995	173,099	(24,857)	148,242

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 25, 2022
Total net revenues	$1,562,051	$663,353	$287,384	$2,512,788	$—	$2,512,788
Intersegment net revenues	(601)	(34)	(10,163)	(10,798)	—	(10,798)
Net revenues from external customers	$1,561,450	$663,319	$277,221	$2,501,990	$—	$2,501,990
Impairment and restructuring charges	4,751	534	53	5,338	(41)	5,297
Adjusted EBITDA	160,557	34,738	26,244	221,539	(15,495)	206,044
Six Months Ended June 26, 2021
Total net revenues	$1,380,144	$671,282	$295,997	$2,347,423	$—	$2,347,423
Intersegment net revenues	(401)	(1,020)	(7,804)	(9,225)	—	(9,225)
Net revenues from external customers	$1,379,743	$670,262	$288,193	$2,338,198	$—	$2,338,198
Impairment and restructuring charges	916	1,127	84	2,127	(55)	2,072
Adjusted EBITDA	195,113	68,578	31,194	294,885	(48,732)	246,153

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$45,826	$60,710	$45,298	$86,195
Income tax expense	15,221	22,359	15,033	32,718
Depreciation and amortization	32,513	35,465	65,078	69,675
Interest expense, net	20,222	18,860	38,576	37,315
Impairment and restructuring charges (1)	5,318	1,415	5,319	2,342
Loss on sale of property and equipment	55	1,308	189	432
Share-based compensation expense	1,598	7,526	11,262	14,381
Non-cash foreign exchange transaction/translation loss (income)	63	(2,000)	6,281	(13,496)
Other items (2)	3,938	2,599	17,967	16,591
Other non-cash items (3)	1,041	—	1,041	—
Adjusted EBITDA	$125,795	$148,242	$206,044	$246,153
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in our accompanying unaudited consolidated statements of operations were $22 and $270 for the three and six months ended June 25, 2022 and June 26, 2021, respectively.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended June 25, 2022 (1) $5,223 in facility closure, consolidation, and other related costs, (2) ($4,403) in adjustments related to fire damage and downtime at one of our facilities, and (3) $3,084 in legal costs and professional expenses; (ii) in the three months ended June 26, 2021 (1) $1,531 in legal costs and professional expenses relating primarily to litigation and (2) $654 in facility closure, consolidation, startup, and other related costs; (iii) in the six months ended June 25, 2022 (1) $8,126 in in legal costs and professional expenses, (2) $5,498 in facility closure, consolidation, and other related costs, (3) $2,448 in expenses related to fire damage and downtime at one of our facilities, and (4) $1,898 in compensation and non-income taxes associated with exercises of legacy equity awards; (iv) in the six months ended June 26, 2021 (1) $15,286 in legal costs and professional expenses relating primarily to litigation and (2) $783 in facility closure, consolidation, startup, and other related costs.
(3)Other non-cash items include $1,048 for unrealized mark-to-market losses from other derivatives in the three and six months ended June 25, 2022.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 25, 2022 and December 31, 2021 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our existing repurchase authorization to a total of $400.0 million with no expiration date. As of June 25, 2022, $26.5 million was remaining under this authorization.
On July 28, 2022, our Board of Directors authorized a new share repurchase program with an aggregate value of $200.0 million and no expiration date.
During the three and six months ended June 25, 2022, we repurchased 3,430,006 and 5,207,272, respectively, at an average price of $18.74 and $20.29, respectively. During the three and six months ended June 26, 2021, we repurchased 1,177,757 and 1,987,641 shares of our Common Stock, respectively, at an average price of $28.66 and $28.62, respectively.

Note 13. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Weighted average outstanding shares of Common Stock basic	87,219,078	99,514,890	88,466,982	99,991,045
Restricted stock units, performance share units, and options to purchase Common Stock	747,971	2,155,734	1,090,974	2,150,844
Weighted average outstanding shares of Common Stock diluted	87,967,049	101,670,624	89,557,956	102,141,889
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Common Stock options	1,845,460	846,216	1,487,577	762,049
Restricted stock units	968,531	32,836	570,426	18,014
Performance share units	135,718	165,749	197,600	116,118

Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	June 25, 2022		June 26, 2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	—	$—
Options canceled	140,255	$26.21	9,000	$31.93
Options exercised	89,434	$11.44	64,511	$16.25

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	294,605	$19.70	59,690	$30.51
PSUs granted	—	$—	—	$—

	Six Months Ended
	June 25, 2022		June 26, 2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	310,554	$24.17	309,902	$29.01
Options canceled	178,025	$26.71	25,602	$28.15
Options exercised	156,380	$11.91	153,573	$15.00

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,140,000	$23.02	642,609	$29.15
PSUs granted	158,587	$29.24	165,749	$30.70

Stock-based compensation expense was $1.6 million and $11.3 million for the three and six months ended June 25, 2022, respectively, and $7.5 million and $14.4 million for the three and six months ended June 26, 2021, respectively. As of June 25, 2022, we had $28.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.59 years.

Note 15. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 19 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of June 25, 2022 and December 31, 2021, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying balance sheet. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.
In addition to Towanda, we have immaterial assets held for sale at points in time, primarily relating to property, plant and equipment from restructuring efforts, which have been classified as held for sale as of June 25, 2022 and December 31, 2021.

(amounts in thousands)	June 25, 2022	December 31, 2021
Assets
Inventory	$15,453	$15,520
Other current assets	145	105
Property and equipment	39,139	35,870
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	1,220	1,458
Assets held for sale	$122,428	$119,424

Liabilities
Accrued payroll and benefits	903	$907
Accrued expenses and other current liabilities	4,586	3,945
Current maturities of long term debt	6	10
Long-term debt	—	2
Operating lease liability	747	1,004
Liabilities held for sale	$6,242	$5,868
Note 16. Other (Income) Expense
The table below summarizes the amounts included in other (income) expense in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Foreign currency (gains) losses	$(7,096)	$297	$(5,385)	$(8,936)
Recovery of cost from interest received on impaired notes	(6,385)	—	(13,412)	—
Insurance Reimbursement	(4,843)	—	(4,843)	—
Pension income	(1,435)	(40)	(2,862)	(76)
Governmental pandemic assistance reimbursement	(414)	(235)	(479)	(499)
Loss on sale or disposal of property and equipment	55	1,308	189	362
Other items	(769)	(1,178)	(1,432)	(1,540)
Total other (income) expense	$(20,887)	$152	$(28,224)	$(10,689)

Note 17. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $104.0 million. We have foreign currency derivative contracts, with a total notional amount of $342.3 million, to hedge the effects of translation gains and losses on intercompany loan principal and interest. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $92.6 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income. We recorded mark-to-market gains of $12.2 million and $11.0 million in the three and six months ended June 25, 2022, respectively, and $2.0 million and $5.8 million in the three and six months ended June 26, 2021, respectively.
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
No portion of these interest rate contracts were deemed ineffective during the three and six months ended June 25, 2022. We recorded pre-tax mark-to-market gains of $3.4 million and $12.3 million during the three and six months ended June 25, 2022, respectively, and $0.3 million and $1.4 million during the three and six months ended June 26, 2021, respectively, in other comprehensive income. We reclassified gains previously recorded in other comprehensive income to interest income of $0.3 million and $0.1 million during the three and six months ended June 25, 2022, respectively, and losses to interest expense of $0.3 million and $0.5 million during the three and six months ended June 26, 2021, respectively.
As of June 25, 2022, approximately $10.0 million is expected to be reclassified to interest income over the next twelve months.
Other derivative instruments – From time to time, we may enter into other types of derivative instruments immaterial to the business. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
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

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	June 25, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$9,191	$263
Interest rate contracts	Other assets	$6,328	$3,036
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$12,921	$6,297

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	June 25, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,109	$5,527
Other derivative instruments	Accrued expenses and other current liabilities	$1,048	$—
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	June 25, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$641	$641	$—	$641	$—
Derivative assets, recorded in other current assets	22,112	22,112	—	22,112	—
Derivative assets, recorded in other assets	6,328	6,328	—	6,328	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,911,823	$1,755,413	$—	$1,755,413	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,157	2,157	—	2,157	—

	December 31, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,143	$33,143	$—	$33,143	$—
Derivative assets, recorded in other current assets	6,560	6,560	—	6,560	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,720,883	$1,751,353	$—	$1,751,353	$—
Derivative liabilities, recorded in accrued expenses and other current assets	5,527	5,527	—	5,527	—
Derivative liabilities, recorded in deferred credits and other liabilities	—	—	—	—	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 17- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of June 25, 2022 or December 31, 2021.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of June 25, 2022 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On June 21, 2021, prior to a response from the Company in the Aldridge Action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex Corporation (“Onex”), alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves, as well as insider trading, and unjust enrichment among other allegations (the “Black Action”). The lawsuit seeks compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The plaintiffs in the Black and Aldridge Actions sought to consolidate the lawsuits on July 16, 2021, which was granted by the court on the same day. On August 16, 2021, the plaintiffs designated the Black complaint as the operative complaint in the consolidated derivative action. On October 15, 2021, JELD-WEN and Onex moved to dismiss the complaint. On January 14, 2022, the plaintiffs moved for leave to amend the complaint. On January 28, 2022, the JELD-WEN defendants opposed the motion for leave to amend the complaint. On April 28, 2022, the court granted the plaintiffs leave to amend the complaint, and the plaintiffs filed their amended complaint the same day. As a result, on April 29, 2022, the Court denied JELD-WEN’s and Onex’s motions to dismiss as moot.
On June 20, 2022, the parties executed a settlement term sheet pertaining to the derivative litigation and notified the Court that a settlement had been reached. On June 22, 2022, the Court stayed the derivative litigation pending approval of the settlement.
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from us or Masonite. The suit alleges an illegal conspiracy between us and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against JELD-WEN and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. We anticipate a hearing on the certification of the Federal Court Action in 2023. The Company believes both the Quebec Action and the Federal Court Action lack merit and intends to vigorously defend against them.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 25, 2022 and December 31, 2021, our accrued liability for self-insured risks was $88.7 million and $88.4 million, respectively.
Indemnifications – At June 25, 2022, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $73.1 million and $116.9 million at June 25, 2022 and December 31, 2021, respectively. The decrease is primarily due to the cancellation of bonds related to the Steves’ legal matter.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at June 25, 2022 and December 31, 2021. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at June 25, 2022 and December 31, 2021.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP to the WADOE consistent with its preferred alternatives, and on May 16, 2022, we received the WADOE’s initial comments on the draft CAP. On June 13, 2022, we responded to the WADOE’s comments. The WADOE has 60 days to review and provide comments followed by a comment incorporation period for the draft CAP. At that time, the WADOE will complete an additional review within 60 days and release the documents for tribal consultation and comment. A 30-day public comment period will follow, and once the public comment period has expired and any comments incorporated, the WADOE will finalize the remedial actions we will be required to perform. The final CAP will be developed and delivered to the WADOE 15 days thereafter. The final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDEP and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $2.3 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Note 20. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021
Cash Operating Activities:
Operating leases	$30,232	$29,735
Interest payments on financing lease obligations	83	112
Cash paid for amounts included in the measurement of lease liabilities	$30,315	$29,847

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$4,888	$5,557
Property, equipment, and intangibles purchased with debt	3,278	3,421

Cash Financing Activities:
Borrowings on long-term debt	$441,364	258
Payments of long-term debt	(254,736)	(54,912)
Change in long-term debt	$186,628	$(54,654)

Cash paid for amounts included in the measurement of finance lease liabilities	$924	$1,164

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$2,029	$2,570
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$46	$171
Shares repurchased in accounts payable	1,517	—
Accounts payable converted to installment notes	1,279	69

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$27,544	$24,044
Cash interest paid	36,641	35,623

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
Comparison of the Three Months Ended June 25, 2022 to the Three Months Ended June 26, 2021

	Three Months Ended
	June 25, 2022		June 26, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,330,968	100.0%	$1,245,815	100.0%
Cost of sales	1,084,803	81.5%	953,898	76.6%
Gross margin	246,165	18.5%	291,917	23.4%
Selling, general and administrative	180,487	13.6%	188,691	15.1%
Impairment and restructuring charges	5,296	0.4%	1,145	0.1%
Operating income	60,382	4.5%	102,081	8.2%
Interest expense, net	20,222	1.5%	18,860	1.5%
Other (income) expense	(20,887)	(1.6)%	152	—%
Income before taxes	61,047	4.6%	83,069	6.7%
Income tax expense	15,221	1.1%	22,359	1.8%
Net income	$45,826	3.4%	$60,710	4.9%
Consolidated Results
Net Revenues – Net revenues increased $85.2 million, or 6.8%, to $1,331.0 million in the three months ended June 25, 2022 from $1,245.8 million in the three months ended June 26, 2021. The increase was due to an improvement in core revenues of 11% and an unfavorable impact from foreign exchange of 4%. Core revenues increased due to a 12% benefit from pricing, partially offset by unfavorable volume/mix of 1%.
Gross Margin – Gross margin decreased $45.8 million, or 15.7%, to $246.2 million in the three months ended June 25, 2022 from $291.9 million in the three months ended June 26, 2021. Gross margin as a percentage of net revenues was 18.5% in the three months ended June 25, 2022 and 23.4% in the three months ended June 26, 2021. The decrease in gross margin percentage was due to the impact of inflation on material costs, freight, and labor compensation and unfavorable volume/mix, partially offset by improved pricing and positive productivity.
SG&A Expense – SG&A expense decreased $8.2 million, or 4.3%, to $180.5 million in the three months ended June 25, 2022 from $188.7 million in the three months ended June 26, 2021. SG&A expense as a percentage of net revenues decreased to 13.6% in the three months ended June 25, 2022 from 15.1% in the three months ended June 26, 2021. The decrease in SG&A expense was primarily due to reduced salary and variable compensation charges as well as professional fees, partially offset by increased sales and marketing and research and development expenditures.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $4.2 million, or 362.5%, to $5.3 million in the three months ended June 25, 2022 from $1.1 million in the three months ended June 26, 2021. The increase in impairment and restructuring charges of $4.2 million in the current period was primarily due to footprint rationalization initiatives in our North America segment.
Interest Expense, Net – Interest expense, net increased $1.4 million, or 7.2%, to $20.2 million in the three months ended June 25, 2022 from $18.9 million in the three months ended June 26, 2021. The increase was primarily due to an increase to the cost of borrowing deriving from the July 2021 amendment and extension of the Term Loan Facility and increased borrowings on the ABL

Facility in the current period, partially offset by interest income from interest rate derivatives and the repayment of the term loan portion of the Australia Facility during the second quarter of 2021.
Other (Income) Expense – Other (income) expense changed $21.0 million to income of $20.9 million in the three months ended June 25, 2022 from expense of $0.2 million in the three months ended June 26, 2021. Other income in the three months ended June 25, 2022 consisted primarily of foreign currency gains of $7.1 million, the recovery of cost from interest received on impaired notes of $6.4 million, insurance reimbursements of $4.8 million, and pension income of $1.4 million. Other expense in the three months ended June 26, 2021 consisted primarily of a loss on sale of property and equipment of $1.3 million and foreign currency losses of $0.3 million, partially offset by governmental pandemic assistance reimbursements and government grants.
    Income Taxes – Income tax expense decreased $7.1 million, or 31.9%, to $15.2 million in the three months ended June 25, 2022 from $22.4 million in the three months ended June 26, 2021. The effective tax rate in the three months ended June 25, 2022 was 24.9% compared to 26.9% in the three months ended June 26, 2021. The decrease in tax expense of $7.1 million in the current period was primarily due to a decrease in income before taxes of $22.0 million. For more information, refer to Note 10 – Income Taxes to our consolidated financial statements included in this 10-Q.

Comparison of the Six Months Ended June 25, 2022 to the Six Months Ended June 26, 2021

	Six Months Ended
	June 25, 2022		June 26, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,501,990	100.0%	$2,338,198	100.0%
Cost of sales	2,052,527	82.0%	1,810,342	77.4%
Gross margin	449,463	18.0%	527,856	22.6%
Selling, general and administrative	373,483	14.9%	380,245	16.3%
Impairment and restructuring charges	5,297	0.2%	2,072	0.1%
Operating income	70,683	2.8%	145,539	6.2%
Interest expense, net	38,576	1.5%	37,315	1.6%
Other income	(28,224)	(1.1)%	(10,689)	(0.5)%
Income before taxes	60,331	2.4%	118,913	5.1%
Income tax expense	15,033	0.6%	32,718	1.4%
Net income	$45,298	1.8%	$86,195	3.7%
Consolidated Results
Net Revenues – Net revenues increased $163.8 million, or 7.0%, to $2,502.0 million in the six months ended June 25, 2022 from $2,338.2 million in the six months ended June 26, 2021. The increase was due to an improvement in core revenues of 11%, partially offset by an unfavorable impact from foreign exchange of 4%. Core revenues increased due to a 12% benefit from pricing, partially offset by unfavorable volume/mix of 1%.
Gross Margin – Gross margin decreased $78.4 million, or 14.9%, to $449.5 million in the six months ended June 25, 2022 from $527.9 million in the six months ended June 26, 2021. Gross margin as a percentage of net revenues was 18.0% in the six months ended June 25, 2022 and 22.6% in the six months ended June 26, 2021. The decrease in gross margin percentage was primarily due to the impact of inflation on material costs, freight, and labor compensation and unfavorable volume/mix in the current period, partially offset by improved pricing and positive productivity.
SG&A Expense – SG&A expense decreased $6.8 million, or 1.8%, to $373.5 million in the six months ended June 25, 2022 from $380.2 million in the six months ended June 26, 2021. The decrease in SG&A expense was primarily due to reduced salary and variable compensation charges as well as professional fees, partially offset by increased sales and marketing and research and development expenditures.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $3.2 million, or 155.6%, to $5.3 million in the six months ended June 25, 2022 from $2.1 million in the six months ended June 26, 2021. Charges in the current period primarily relate to footprint rationalization initiatives in our North America segment. Charges incurred in 2021 primarily related to restructuring projects within our Europe segment.

Interest Expense, Net – Interest expense, net, increased $1.3 million, or 3.4%, to $38.6 million in the six months ended June 25, 2022 from $37.3 million in the six months ended June 26, 2021. The increase was primarily due to an increase to the cost of borrowing deriving from the July 2021 amendment and extension of the Term Loan Facility and increased borrowings on the ABL Facility in the current period, partially offset by interest income from interest rate derivatives and the repayment of the term loan portion of the Australia Facility during the second quarter of 2021.
Other Income – Other income increased $17.5 million, or 164.0%, to $28.2 million in the six months ended June 25, 2022 from $10.7 million in the six months ended June 26, 2021. Other income in the six months ended June 25, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $13.4 million, foreign currency gains of $5.4 million, insurance reimbursements of $4.8 million, and pension income of $2.9 million. Other income in the six months ended June 26, 2021 primarily consisted of foreign currency gains of $8.9 million and governmental pandemic assistance reimbursements and government grants.
Income Taxes – Income tax expense decreased $17.7 million, or 54.1%, to $15.0 million in the six months ended June 25, 2022 from $32.7 million in the six months ended June 26, 2021. The effective tax rate in the six months ended June 25, 2022 was 24.9% compared to 27.5% in the six months ended June 26, 2021. The decrease in income taxes in the six months ended June 25, 2022 was primarily due to a decrease in income before taxes of $58.6 million. For more information, refer to Note 10 – Income Taxes to our consolidated financial statements included in this 10-Q.

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
Comparison of the Three Months Ended June 25, 2022 to the Three Months Ended June 26, 2021

	Three Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021
Net revenues from external customers			% Variance
North America	$839,107	$740,128	13.4%
Europe	340,047	349,747	(2.8)%
Australasia	151,814	155,940	(2.6)%
Total Consolidated	$1,330,968	$1,245,815	6.8%
Percentage of total consolidated net revenues
North America	63.0%	59.4%
Europe	25.6%	28.1%
Australasia	11.4%	12.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$93,472	$115,320	(18.9)%
Europe	20,040	39,784	(49.6)%
Australasia	15,872	17,995	(11.8)%
Corporate and unallocated costs	(3,589)	(24,857)	(85.6)%
Total Consolidated	$125,795	$148,242	(15.1)%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.1%	15.6%
Europe	5.9%	11.4%
Australasia	10.5%	11.5%
Total Consolidated	9.5%	11.9%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 – Segment Information in our unaudited interim consolidated financial statements.
North America
Net revenues in North America increased $99.0 million, or 13.4%, to $839.1 million in the three months ended June 25, 2022 from $740.1 million in the three months ended June 26, 2021. The increase was primarily due to an increase in core revenues of 14%. Core revenues increased due to a 14% benefit from pricing.
Adjusted EBITDA in North America decreased $21.8 million, or 18.9%, to $93.5 million in the three months ended June 25, 2022 from $115.3 million in the three months ended June 26, 2021. The decrease was primarily due to the effect of inflation on material costs, freight, and labor compensation, partially offset by favorable pricing and positive productivity.

Europe
Net revenues in Europe decreased $9.7 million, or 2.8%, to $340.0 million in the three months ended June 25, 2022 from $349.7 million in the three months ended June 26, 2021. The decrease was due to an unfavorable impact from foreign exchange of 12%, partially offset by an increase in core revenues of 9%. Core revenues increased due to an 11% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Adjusted EBITDA in Europe decreased $19.7 million, or 49.6%, to $20.0 million in the three months ended June 25, 2022 from $39.8 million in the three months ended June 26, 2021. The decrease was primarily due to the effect of inflation on material costs, freight, utility costs, and labor compensation as well as unfavorable volume/mix, partially offset by favorable pricing and positive productivity.
Australasia
Net revenues in Australasia decreased $4.1 million, or 2.6%, to $151.8 million in the three months ended June 25, 2022 from $155.9 million in the three months ended June 26, 2021. The decrease was due to an unfavorable impact from foreign exchange of 7%, partially offset by an increase in core revenues of 4%. Core revenues increased due to an 8% benefit from pricing, partially offset by unfavorable volume/mix of 4%.
Adjusted EBITDA in Australasia decreased $2.1 million, or 11.8%, to $15.9 million in the three months ended June 25, 2022 from $18.0 million in the three months ended June 26, 2021. The decrease was primarily due to the effect of inflation on material and labor compensation as well as unfavorable volume/mix, partially offset by favorable pricing and positive productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the three months ended June 25, 2022 compared to the three months ended June 26, 2021 primarily due to the recovery of cost from interest received on impaired notes, a gain on foreign exchange transactions, and insurance recoveries in the current period resulting in an increase to Adjusted EBITDA of $21.3 million, or 85.6%.
Comparison of the Six Months Ended June 25, 2022 to the Six Months Ended June 26, 2021

	Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021
Net revenues from external customers			% Variance
North America	$1,561,450	$1,379,743	13.2%
Europe	663,319	670,262	(1.0)%
Australasia	277,221	288,193	(3.8)%
Total Consolidated	$2,501,990	$2,338,198	7.0%
Percentage of total consolidated net revenues
North America	62.4%	59.0%
Europe	26.5%	28.7%
Australasia	11.1%	12.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$160,557	$195,113	(17.7)%
Europe	34,738	68,578	(49.3)%
Australasia	26,244	31,194	(15.9)%
Corporate and unallocated costs	(15,495)	(48,732)	(68.2)%
Total Consolidated	$206,044	$246,153	(16.3)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.3%	14.1%
Europe	5.2%	10.2%
Australasia	9.5%	10.8%
Total Consolidated	8.2%	10.5%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 - Segment Information in our unaudited consolidated financial statements.

North America
Net revenues in North America increased $181.7 million, or 13.2%, to $1,561.5 million in the six months ended June 25, 2022 from $1,379.7 million in the six months ended June 26, 2021. The increase was due to an increase in core revenues of 13%. Core revenues increased due to a 14% benefit from pricing, partially offset by unfavorable volume/mix of 1%.
Adjusted EBITDA in North America decreased $34.6 million, or 17.7%, to $160.6 million in the six months ended June 25, 2022 from $195.1 million in the six months ended June 26, 2021. The decrease was due to the impact of inflation on material costs, freight, and labor compensation, partially offset by favorable pricing and positive productivity.
Europe
Net revenues in Europe decreased $6.9 million, or 1.0%, to $663.3 million in the six months ended June 25, 2022 from $670.3 million in the six months ended June 26, 2021. The decrease was primarily due to an unfavorable impact from foreign exchange of 10%, partially offset by an increase in core revenue of 9%. Core revenues increased due to an 11% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Adjusted EBITDA in Europe decreased $33.8 million, or 49.3%, to $34.7 million in the six months ended June 25, 2022 from $68.6 million in the six months ended June 26, 2021. The decrease was primarily due to the impact of inflation on material costs, freight, utility costs, and labor compensation, and unfavorable volume/mix, partially offset by favorable pricing and positive productivity.
Australasia
Net revenues in Australasia decreased $11.0 million, or 3.8%, to $277.2 million in the six months ended June 25, 2022 from $288.2 million in the six months ended June 26, 2021. The decrease was primarily due to an unfavorable impact from foreign exchange of 7%, partially offset by an increase in core revenues of 3%. Core revenues increased due to a 7% benefit from pricing, partially offset by unfavorable volume/mix of 4%.
Adjusted EBITDA in Australasia decreased $5.0 million, or 15.9%, to $26.2 million in the six months ended June 25, 2022 from $31.2 million in the six months ended June 26, 2021. The decrease was primarily due to the impact of inflation on material costs and labor compensation and unfavorable volume/mix, partially offset by favorable pricing and positive productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the six months ended June 25, 2022 compared to the six months ended June 26, 2021 primarily due to the recovery of cost from interest received on impaired notes, a gain on foreign exchange transactions, and insurance recoveries in the current period resulting in an increase to Adjusted EBITDA of $33.2 million, or 68.2%.
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
As of June 25, 2022, we had total liquidity (a non-GAAP measure) of $550.8 million, consisting of $272.5 million in unrestricted cash, $262.3 million available for borrowing under the ABL Facility, and AUD 23.1 million ($16.0 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $837.8 million as of December 31, 2021. The decrease in total liquidity was primarily due to cash utilized for share repurchases, higher working capital investments, and decreased earnings in the current period.
As of June 25, 2022, our cash balances, including $1.4 million of restricted cash, consisted of $15.3 million in the U.S. and $258.6 million in non-U.S. subsidiaries. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $3.4 million in the six months ended June 25, 2022. A 1.0% increase in interest rates would have increased our interest expense by $3.6 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
As of June 25, 2022, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 25, 2022	June 26, 2021
Cash provided by (used in):
Operating activities	$(165,711)	$40,741
Investing activities	(21,364)	(41,476)
Financing activities	81,081	(110,327)
Effect of changes in exchange rates on cash and cash equivalents	(16,981)	(6,310)
Net change in cash and cash equivalents	$(122,975)	$(117,372)
Cash Flow from Operations
Net cash (used in) provided by operating activities changed $206.5 million to $165.7 million net cash used in the six months ended June 25, 2022 from $40.7 million net cash provided in the six months ended June 26, 2021. The increase in cash used in operating activities was due primarily to increased working capital and decreased earnings in the current period.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $20.1 million to $21.4 million in the six months ended June 25, 2022 from $41.5 million in the six months ended June 26, 2021 primarily due to cash received from the recovery of cost from interest received on impaired notes of $13.4 million and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $81.1 million in the six months ended June 25, 2022 and consisted primarily of net borrowings of $186.6 million, partially offset by repurchases of our Common Stock of $105.2 million.
Net cash used in financing activities was $110.3 million in the six months ended June 26, 2021 and consisted primarily of repurchases of our Common Stock of $56.9 million and net debt repayments of $54.7 million.

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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of June 25, 2022 was $802.7 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2022, the Russian military commenced an invasion of Ukraine, which is ongoing as of the date of this report. The impacts of the conflict, as well as sanctions imposed on Russia and economic and political uncertainty could have an adverse impact on our business. We do not have operations in Ukraine, and prior to the invasion, we held limited sales operations in Russia, which were discontinued in the first quarter of 2022. However, we have and may continue to experience heightened inflation on materials, freight, and other variable costs, such as utilities, primarily in our European operations. The risks to our business may include, among others, adverse impacts on our supply chain, including trade barriers or restrictions, transportation and operating disruptions, decreased customer demand, elevated inflation, cybersecurity incidents, unfavorable foreign exchange, and higher borrowing costs, any of which could have a material adverse impact on our business, financial condition, and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Securities
A summary of our repurchases of Common Stock during the second quarter of 2022 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
March 27, 2022 - April 23, 2022	1,900,000	$20.82	1,900,000	$51,213
April 24, 2022 - May 21, 2022	530,006	$18.92	530,006	$41,185
May 22, 2022 - June 25, 2022	1,000,000	$14.71	1,000,000	$26,475
Total	3,430,006	$18.74	3,430,006

1 Average price paid per share includes costs associated with the repurchases.

2 In July 2021, our Board of Directors increased our existing repurchase authorization to a total of $400.0 million with no expiration date. On July 28, 2022, our Board of Directors authorized a new repurchase program with an aggregate value of $200.0 million and no expiration date.
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

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Julie Albrecht
Julie Albrecht
Executive Vice President and Chief Financial Officer

Date: August 1, 2022