Form 10-Q
period 2022-09-24
JELD-WEN Holding, Inc.
filed 2022-11-01
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 84,337,757 shares of Common Stock, par value $0.01 per share, outstanding as of October 27, 2022.

JELD-WEN HOLDING, Inc.
- Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: loss from discontinued operations, net of tax; equity earnings of non-consolidated entities; income tax (benefit) expense; depreciation and amortization; interest expense, net; impairment and restructuring charges; gain on previously held shares of equity investment; (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; other non-cash items; other items; and costs related to debt restructuring and debt refinancing
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate

M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Common Stock	900,000,000 shares of common stock, with a par value of $0.01 per share
U.S.	United States of America
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

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

PART I - FINANCIAL INFORMATION
Item 1 -Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net revenues	$1,295,810	$1,146,585	$3,797,800	$3,484,783
Cost of sales	1,045,031	918,513	3,097,558	2,728,855
Gross margin	250,779	228,072	700,242	755,928
Selling, general and administrative	192,394	173,774	565,877	554,019
Goodwill impairment	54,885	—	54,885	—
Impairment and restructuring charges	6,579	576	11,876	2,648
Operating income (loss)	(3,079)	53,722	67,604	199,261
Interest expense, net	21,138	19,377	59,714	56,692
Other income	(7,690)	(3,251)	(35,914)	(13,940)
Income (loss) before taxes	(16,527)	37,596	43,804	156,509
Income tax expense (benefit)	16,665	(2,946)	31,698	29,772
Net income (loss)	$(33,192)	$40,542	$12,106	$126,737

Weighted average common shares outstanding:
Basic	84,519,095	95,783,839	87,121,448	98,562,479
Diluted	84,519,095	97,823,658	88,016,849	100,631,125
Net income (loss) per share
Basic	$(0.39)	$0.42	$0.14	$1.29
Diluted	$(0.39)	$0.41	$0.14	$1.26

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$(33,192)	$40,542	$12,106	$126,737
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $95, ($2,000), $197, and ($1,987), respectively	(55,196)	(26,895)	(121,457)	(54,600)
Interest rate hedge adjustments, net of tax expense of $803, $22, $3,900, and $508, respectively	2,341	64	11,464	1,502
Defined benefit pension plans, net of tax expense of $384, $550, $926, and $2,033, respectively	583	2,003	1,494	5,528
Total other comprehensive income (loss), net of tax	(52,272)	(24,828)	(108,499)	(47,570)
Comprehensive (loss) income	$(85,464)	$15,714	$(96,393)	$79,167

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 24, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$199,809	$395,596
Restricted cash	1,339	1,294
Accounts receivable, net	675,125	552,041
Inventories	725,859	615,971
Other current assets	108,405	55,531
Assets held for sale	124,590	119,424
Total current assets	1,835,127	1,739,857
Property and equipment, net	746,108	798,804
Deferred tax assets	181,928	204,232
Goodwill	443,294	545,213
Intangible assets, net	193,855	222,181
Operating lease assets, net	183,881	201,781
Other assets	30,731	26,603
Total assets	$3,614,924	$3,738,671
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$386,392	$418,774
Accrued payroll and benefits	155,756	135,989
Accrued expenses and other current liabilities	319,648	289,676
Current maturities of long-term debt	40,086	38,561
Liabilities held for sale	7,774	5,868
Total current liabilities	909,656	888,868
Long-term debt	1,774,273	1,667,696
Unfunded pension liability	52,321	61,438
Operating lease liability	150,155	166,318
Deferred credits and other liabilities	95,303	102,879
Deferred tax liabilities	8,120	9,254
Total liabilities	2,989,828	2,896,453
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,331,536 shares outstanding as of September 24, 2022; 900,000,000 shares authorized, par value $0.01 per share, 90,193,550 shares outstanding as of December 31, 2021	843	902
Additional paid-in capital	729,633	719,451
Retained earnings	96,865	215,611
Accumulated other comprehensive loss	(202,245)	(93,746)
Total shareholders’ equity	625,096	842,218
Total liabilities and shareholders’ equity	$3,614,924	$3,738,671

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended
	September 24, 2022		September 25, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,857,994	$859	99,131,782	$991
Shares issued for exercise/vesting of share-based compensation awards	134,218	1	251,952	2
Shares repurchased	(1,641,084)	(17)	(7,762,169)	(77)
Shares surrendered for tax obligations for employee share-based transactions	(19,592)	—	—	—
Balance at period end	84,331,536	$843	91,621,565	$916
Additional paid-in capital
Balance at beginning of period		$730,963		$706,787
Shares issued for exercise/vesting of share-based compensation awards		—		3,021
Shares surrendered for tax obligations for employee share-based transactions		(341)		—
Amortization of share-based compensation		(316)		6,328
Balance at period end		730,306		716,136
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$729,633		$715,463
Retained earnings
Balance at beginning of period		$155,331		$400,783
Shares repurchased		(25,274)		(221,017)
Net (loss) income		(33,192)		40,542
Balance at period end		$96,865		$220,308
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(149,973)		$(81,435)
Foreign currency adjustments		(55,196)		(26,895)
Unrealized gain on interest rate hedges		2,341		64
Net actuarial pension gain		583		2,003
Balance at period end		$(202,245)		$(106,263)

Total shareholders’ equity at period end		$625,096		$830,424

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 24, 2022		September 25, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	90,193,550	$902	100,806,068	$1,008
Shares issued for exercise/vesting of share-based compensation awards	1,112,005	11	612,760	6
Shares repurchased	(6,848,356)	(69)	(9,749,810)	(97)
Shares surrendered for tax obligations for employee share-based transactions	(125,663)	(1)	(47,453)	(1)
Balance at period end	84,331,536	$843	91,621,565	$916
Additional paid-in capital
Balance at beginning of period		$720,124		$691,360
Shares issued for exercise/vesting of share-based compensation awards		2,000		5,344
Shares surrendered for tax obligations for employee share-based transactions		(2,764)		(1,277)
Amortization of share-based compensation		10,946		20,709
Balance at period end		730,306		716,136
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$729,633		$715,463
Retained earnings
Balance at beginning of period		$215,611		$371,462
Shares repurchased		(130,852)		(277,891)
Net income		12,106		126,737
Balance at period end		$96,865		$220,308
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(93,746)		$(58,693)
Foreign currency adjustments		(121,457)		(54,600)
Unrealized gain on interest rate hedges		11,464		1,502
Net actuarial pension gain		1,494		5,528
Balance at period end		$(202,245)		$(106,263)

Total shareholders’ equity at period end		$625,096		$830,424

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
OPERATING ACTIVITIES
Net income	$12,106	$126,737
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	97,624	103,336
Deferred income taxes	9,623	(2,701)
Net loss on disposition of assets	353	923
Goodwill impairment	54,885	—
Adjustment to carrying value of assets	534	1,916
Amortization of deferred financing costs	2,298	2,296
Loss on extinguishment of debt	—	1,001
Stock-based compensation	10,946	20,709
Amortization of U.S. pension expense	1,083	6,975
Recovery of cost from interest received on impaired notes	(13,953)	—
Other items, net	41,859	(4,335)
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(166,610)	(123,860)
Inventories	(146,992)	(98,790)
Other assets	(31,143)	(14,683)
Accounts payable and accrued expenses	67,134	114,109
Change in short term and long-term tax liabilities	(13,173)	1,651
Net cash (used in) provided by operating activities	(73,426)	135,284
INVESTING ACTIVITIES
Purchases of property and equipment	(53,070)	(59,155)
Proceeds from sale of property and equipment	1,190	3,141
Purchase of intangible assets	(4,392)	(14,576)
Recovery of cost from interest received on impaired notes	13,953	—
Cash received for notes receivable	79	2,132
Change in securities for deferred compensation plan	(486)	—
Net cash used in investing activities	(42,726)	(68,458)
FINANCING ACTIVITIES
Change in long-term debt	84,775	(72,243)
Common stock issued for exercise of options	2,011	5,350
Common stock repurchased	(131,987)	(277,988)
Payments to tax authorities for employee share-based compensation	(2,657)	(1,278)
Net cash used in financing activities	(47,858)	(346,159)
Effect of foreign currency exchange rates on cash	(31,732)	(12,336)
Net decrease in cash and cash equivalents	(195,742)	(291,669)
Cash, cash equivalents and restricted cash, beginning	396,890	736,594
Cash, cash equivalents and restricted cash, ending	$201,148	$444,925
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 24, 2022 and for the three and nine months ended September 24, 2022 and September 25, 2021, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 24, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assisted companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was from the CARES Act in the U.S., which included a provision that allowed employers to defer the remittance of the employer portion of the social security tax relating to 2020. The deferred employment payment must be paid over two years. Original payment due dates were in 2021 and 2022, however updated guidance provided by the Internal Revenue Service in December 2021 allowed for these payments to be made during 2022 and 2023. The Company deferred $20.9 million of the employer portion of social security tax in 2020, of which $9.9 million was paid in the first quarter of 2022 and the remaining $11.0 million is included in accrued payroll and benefits in the consolidated balance sheet as of September 24, 2022. As of December 31, 2021, the deferral $20.9 million was equally recorded between accrued payroll and benefits and deferred credits and other liabilities in the consolidated balance sheet.
Recent Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. We currently do not expect this guidance to have a material impact on our consolidated financial statements. Refer to Note 18 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
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
At September 24, 2022 and December 31, 2021, we had an allowance for credit losses of $16.4 million and $10.2 million, respectively.
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 24, 2022	December 31, 2021
Raw materials	$560,913	$478,566
Work in process	36,270	36,065
Finished goods	128,676	101,340
Total inventories	$725,859	$615,971

Note 4. Property and Equipment, Net

(amounts in thousands)	September 24, 2022	December 31, 2021
Property and equipment	$2,076,156	$2,137,861
Accumulated depreciation	(1,330,048)	(1,339,057)
Total property and equipment, net	$746,108	$798,804
We monitor all property and equipment for any indicators of potential impairment whenever events or changes in circumstances indicate the carrying amount of the corresponding asset group may not be recoverable. We recorded no impairment charges for the three months ended September 24, 2022 and $0.5 million for the nine months ended September 24, 2022. We recorded impairment charges of $0.7 million and $1.8 million for the three and nine months ended September 25, 2021.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $37.6 million as of September 24, 2022 compared to December 31, 2021.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Cost of sales	$22,793	$22,777	$67,797	$69,020
Selling, general and administrative	1,629	2,150	5,057	6,944
Total depreciation expense	$24,422	$24,927	$72,854	$75,964
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2021	$182,645	$278,668	$83,900	$545,213
Impairment	—	(54,885)	—	(54,885)
Currency translation	(357)	(39,580)	(7,097)	(47,034)
Balance as of September 24, 2022	$182,288	$184,203	$76,803	$443,294
We test goodwill for impairment annually during the fourth quarter for all of our reporting units, and more frequently if events or circumstances warrant such a review. We estimate the fair value of the reporting units using discounted cash flow projections. In determining the fair value of the reporting units, we make significant assumptions and estimates about the extent and timing of future cash flows all of which are considered Level 3 inputs, including revenue growth rates, projected segment EBITDA, discount rates, capital expenditures, and terminal growth rates as well as an estimate of economic and market conditions over the forecast period. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit.
During the quarter ended September 24, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within our North America and Europe reporting units. These factors included the macroeconomic environment in each region including increasing interest rates, persistent inflation, and operational inefficiencies attributable to ongoing global supply chain disruptions, the continuing geopolitical environment in Europe associated with the war in Ukraine, and foreign exchange fluctuations. All of these factors have negatively impacted our business performance.
Based upon the results of our interim impairment analysis, we concluded that the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined the fair value of our North America reporting unit exceeded its book value by 14% and concluded the carrying value of our North America reporting unit was not impaired. There can be no assurance the estimates and assumptions used in the interim impairment analysis, particularly our long-term financial projections, will prove to be accurate, and as a result, a future goodwill impairment charge could have a material effect on the Company’s consolidated financial position and results of operations.
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 24, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$135,048	$(74,535)	$60,513
Software	117,272	(42,037)	75,235
Trademarks and trade names	52,092	(11,638)	40,454
Patents, licenses and rights	42,727	(25,074)	17,653
Total amortizable intangibles	$347,139	$(153,284)	$193,855

	December 31, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$145,940	$(73,635)	$72,305
Software	118,114	(35,816)	82,298
Trademarks and trade names	55,806	(10,771)	45,035
Patents, licenses and rights	46,353	(23,810)	22,543
Total amortizable intangibles	$366,213	$(144,032)	$222,181
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $8.5 million as of September 24, 2022 compared to December 31, 2021.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the corresponding asset group may not be recoverable. Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Amortization expense	$7,810	$8,373	$23,993	$24,727

Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 24, 2022	December 31, 2021
Accrued sales and advertising rebates	$88,245	$90,623
Current portion of operating lease liability	42,855	43,880
Non-income related taxes	33,598	25,030
Deferred revenue and customer deposits	26,484	25,568
Accrued freight	23,081	19,020
Current portion of warranty liability (Note 8)	22,494	23,523
Accrued interest payable	18,453	3,633
Accrued expenses	18,453	18,636
Current portion of accrued claim costs relating to self-insurance programs	17,543	14,352
Accrued income taxes payable	17,058	16,237
Current portion of restructuring accrual	4,934	171
Current portion of derivative liability (Note 18)	3,414	5,527
Legal claims provision	3,036	3,476
Total accrued expenses and other current liabilities	$319,648	$289,676
The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 20 - Commitments and Contingencies.
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	September 24, 2022	September 25, 2021
Balance as of January 1	$54,860	$52,296
Current period charges	21,326	21,143
Experience adjustments	384	3,306
Payments	(21,169)	(23,327)
Currency translation	(1,451)	(203)
Balance at period end	53,950	53,215
Current portion	(22,494)	(22,545)
Long-term portion	$31,456	$30,670
The most significant component of our warranty liability is in the North America segment, which totaled $46.2 million at September 24, 2022, after discounting future estimated cash flows at rates between 0.53% and 2.75%. Without discounting, the liability would have been higher by approximately $2.8 million.

Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 24, 2022	September 24, 2022	December 31, 2021
(amounts in thousands)	Interest Rate

Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 4.74%	544,736	547,598
Revolving credit facilities	3.81% - 4.01%	115,000	—
Finance leases and other financing arrangements	1.25% - 6.17%	96,025	97,874
Mortgage notes	2.22% - 2.72%	21,009	25,411
Total Debt		1,826,770	1,720,883
Unamortized debt issuance costs and original issue discounts		(12,411)	(14,626)
Current maturities of long-term debt		(40,086)	(38,561)
Long-term debt		$1,774,273	$1,667,696
Summaries of our significant changes to outstanding debt agreements as of September 24, 2022 are as follows:
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
Term Loans
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of September 24, 2022, the outstanding principal balance, net of original issue discount, was $543.3 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 18 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Australia Facility - During the second quarter of 2021, we repaid the AUD 50.0 million ($38.4 million) outstanding principal balance of the floating rate revolving loan facility and terminated the term loan commitment.

Revolving Credit Facilities
ABL Facility - In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR plus a margin of 1.25% to 1.50% depending on excess availability. As of September 24, 2022, we had $115.0 million of outstanding borrowings, $34.6 million in letters of credit and $347.4 million available under the ABL Facility.
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
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renewed the facility through its next annual review. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of September 24, 2022, we had AUD 23.0 million ($15.2 million) available under this facility.
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
At September 24, 2022, we had combined borrowing availability of $362.6 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of September 24, 2022, we had DKK 159.2 million ($21.0 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of September 24, 2022, we had $96.0 million outstanding in this category, with maturities ranging from 2022 to 2028.
As of September 24, 2022, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 10. Income Taxes

The Company previously completed its accounting for the income tax effects of the Tax Act. We have considered ongoing developments released through the date hereof and determined that they have no material impact on our tax accounts for the nine months ended September 24, 2022. Final guidance, once issued, may materially affect our conclusions regarding the net related effects of the Tax Act on our unaudited consolidated financial statements. Until then, management will continue to monitor and work with its tax advisors to interpret any guidance issued.
The effective income tax rate for continuing operations was (100.8)% and 72.4% for the three and nine months ended September 24, 2022, respectively, compared to (7.8)% and 19.0% for the three and nine months ended September 25, 2021, respectively. In accordance with ASC 740-270, we recorded tax expense of $16.7 million and $31.7 million in the three and nine months ended September 24, 2022, respectively, compared to a tax benefit of $2.9 million and tax expense of $29.8 million from operations in the three and nine months ended September 25, 2021, respectively, by applying our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. The effective tax rate for the three and nine months ended September 24, 2022 is impacted by goodwill impairment charges in the third quarter of 2022. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. The application of the estimated annual effective tax rate in interim periods may result in a significant variation in the customary relationship between income tax expense and pretax accounting income due to the seasonality of our global business. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended September 24, 2022 was an expense of $1.9 million compared to a benefit of $9.3 million for the three months ended September 25, 2021. The discrete tax expense amounts for the three months ended September 24, 2022 were comprised primarily of $2.8 million of tax expense attributable to share-based compensation, partially offset by $1.1 million of tax benefit attributed to return-to-provision adjustments. The discrete tax benefit amounts for the three months ended September 25, 2021 were comprised primarily of $12.3 million of tax benefit attributed to return-to-provision adjustments, primarily related to the impact of GILTI, and $2.0 million of tax benefit attributable to research and development tax credits, partially offset by $4.4 million of tax expense attributable to removing our assertion on certain undistributed foreign earnings, which is discussed below, and $0.4 million of tax expense attributable to interest expense on uncertain tax positions.
The tax benefit related to discrete items included in the tax provision for continuing operations for the nine months ended September 24, 2022 was $4.5 million compared to $10.9 million for the nine months ended September 25, 2021. The discrete tax benefits for the nine months ended September 24, 2022 were comprised primarily of $9.5 million of tax benefit attributable to the release of valuation allowance on state net operating losses and $1.2 million of tax benefit attributable to return-to-provision adjustments, partially offset by $3.4 million of tax expense attributable to share-based compensation and $2.6 million of tax expense attributable to current period interest expense on uncertain tax positions. The discrete benefit amounts for the nine months ended September 25, 2021 were comprised primarily of $12.2 million of tax benefit attributed to return-to-provision adjustments, primarily related to the impact of GILTI, $2.0 million of tax benefit attributable to research and development tax credits, $1.8 million of tax benefit related to future changes to the UK tax rate enacted in the period, $0.4 million of tax benefit attributable to share-based compensation, partially offset by $4.4 million of tax expense attributable to removing our assertion on certain undistributed foreign earnings, which is discussed below, and $1.0 million of tax expense attributable to interest expense on uncertain tax positions.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $27.0 million and $26.8 million as of September 24, 2022 and December 31, 2021, respectively.
In the third quarter of 2022, the Company repatriated $82.2 million from certain foreign subsidiaries and does not anticipate any additional remittances in the foreseeable future. For additional explanation regarding current operating challenges within our European segment and reporting unit, refer to Note 5 - Goodwill in our financial statements. As a result, the Company has asserted that its future earnings generated in Europe in excess of previously taxed earnings are permanently reinvested as of September 24, 2022 and will not record deferred taxes on such amounts in future periods.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 24, 2022
Total net revenues	$835,319	$305,011	$165,213	$1,305,543	$—	$1,305,543
Intersegment net revenues	(185)	(120)	(9,428)	(9,733)	—	(9,733)
Net revenues from external customers	$835,134	$304,891	$155,785	$1,295,810	$—	$1,295,810
Goodwill impairment	—	(54,885)	—	(54,885)	—	(54,885)
Impairment and restructuring charges	814	3,411	26	4,251	2,328	6,579
Adjusted EBITDA	105,291	18,086	19,940	143,317	(26,788)	116,529

Three Months Ended September 25, 2021
Total net revenues	$676,937	$324,169	$151,382	$1,152,488	$—	$1,152,488
Intersegment net revenues	(144)	(1,615)	(4,144)	(5,903)	—	(5,903)
Net revenues from external customers	$676,793	$322,554	$147,238	$1,146,585	$—	$1,146,585
Impairment and restructuring charges	114	314	169	597	(21)	576
Adjusted EBITDA	76,889	23,780	17,565	118,234	(19,362)	98,872

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 24, 2022
Total net revenues	$2,397,370	$968,364	$452,597	$3,818,331	$—	$3,818,331
Intersegment net revenues	(786)	(154)	(19,591)	(20,531)	—	(20,531)
Net revenues from external customers	$2,396,584	$968,210	$433,006	$3,797,800	$—	$3,797,800
Goodwill impairment	—	(54,885)	—	(54,885)	—	(54,885)
Impairment and restructuring charges	5,565	3,945	79	9,589	2,287	11,876
Adjusted EBITDA	265,848	52,824	46,184	364,856	(42,283)	322,573

Nine Months Ended September 25, 2021
Total net revenues	$2,057,081	$995,451	$447,379	$3,499,911	$—	$3,499,911
Intersegment net revenues	(545)	(2,635)	(11,948)	(15,128)	—	(15,128)
Net revenues from external customers	$2,056,536	$992,816	$435,431	$3,484,783	$—	$3,484,783
Impairment and restructuring charges	1,030	1,441	253	2,724	(76)	2,648
Adjusted EBITDA	272,002	92,358	48,759	413,119	(68,094)	345,025

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income (loss)	$(33,192)	$40,542	$12,106	$126,737
Income tax expense (benefit)	16,665	(2,946)	31,698	29,772
Depreciation and amortization	32,546	33,661	97,624	103,336
Interest expense, net	21,138	19,377	59,714	56,692
Goodwill impairment	54,885	—	54,885	—
Impairment and restructuring charges (1)	9,747	1,124	15,066	3,466
Loss on sale of property and equipment	76	561	265	993
Share-based compensation expense	(316)	6,328	10,946	20,709
Non-cash foreign exchange transaction/translation loss (income)	1,620	(2,812)	7,901	(16,308)
Other items (2)	13,240	1,695	31,207	18,286
Other non-cash items (3)	120	—	1,161	—
Costs relating to debt restructuring and debt refinancing	—	1,342	—	1,342
Adjusted EBITDA	$116,529	$98,872	$322,573	$345,025
(1)Impairment and restructuring charges consist of (i) impairment and restructuring charges that are included in our accompanying unaudited consolidated statements of operations plus (ii) additional charges relating to inventory and/or manufacturing of our products that are included in cost of sales in our accompanying unaudited consolidated statements of operations were $3,168 and $548 for the three months ended September 24, 2022 and September 25, 2021, respectively, and $3,190 and $818 for the nine months ended September 24, 2022 and September 25, 2021, respectively. For further explanation of impairment and restructuring charges that are included in our unaudited consolidated statements of operations, see Note 15 - Impairment and Restructuring Charges in our financial statements.
(2)Other non-recurring items not core to ongoing business activity include: (i) in the three months ended September 24, 2022 (1) $6,458 in legal and professional expenses, primarily relating to litigation, M&A evaluations, and strategic transformation initiatives, (2) $6,290 in facility closure, consolidation, and other related costs, (3) $3,243 relating primarily to exit costs for executives, and (4) ($2,884) in adjustments related to fire damage and downtime at one of our facilities; (ii) in the three months ended September 25, 2021 (1) $357 in legal and professional expenses relating primarily to litigation and (2) $1,122 in facility closure, consolidation, startup, and other related costs; (iii) in the nine months ended September 24, 2022 (1) $14,584 in legal and professional expenses, primarily relating to litigation, M&A evaluations, and strategic transformation initiatives, (2) $11,788 in facility closure, consolidation, and other related costs, (3) $3,243 relating primarily to exit costs for executives, (4) $1,898 in compensation and non-income taxes associated with exercises of legacy equity awards, and (5) ($436) in adjustments related to fire damage and downtime at one of our facilities; (iv) in the nine months ended September 25, 2021 (1) $15,702 in legal and professional expenses relating primarily to litigation and (2) $1,905 in facility closure, consolidation, startup, and other related costs.
(3)Other non-cash items include $148 and 1,196 for unrealized mark-to-market losses from other derivatives in the three and nine months ended September 24, 2022, respectively.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 24, 2022 and December 31, 2021 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.

On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of September 24, 2022, there have been no share repurchases under this program.
During the three and nine months ended September 24, 2022, we repurchased 1,641,084 and 6,848,356, respectively, at an average price of $15.41 and $19.12, respectively. During the three and nine months ended September 25, 2021, we repurchased 7,762,169 and 9,749,810 shares of our Common Stock, respectively, at an average price of $28.48 and $28.51, respectively.
Note 13. Earnings Per Share
The basic and diluted income (loss) per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Weighted average outstanding shares of Common Stock basic	84,519,095	95,783,839	87,121,448	98,562,479
Restricted stock units, performance share units, and options to purchase Common Stock	—	2,039,819	895,401	2,068,646
Weighted average outstanding shares of Common Stock diluted	84,519,095	97,823,658	88,016,849	100,631,125
For the three months ended September 24, 2022, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would be antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Common Stock options	1,720,071	1,289,635	1,704,101	1,157,780
Restricted stock units	1,585,315	11,123	560,922	9,699
Performance share units	133,684	—	108,933	134,402

Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 24, 2022		September 25, 2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	—	$—
Options canceled	575,698	$26.08	24,434	$30.30
Options exercised	—	$—	217,409	$13.89

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	227,828	$14.73	8,046	$24.85
PSUs granted	—	$—	—	$—

	Nine Months Ended
	September 24, 2022		September 25, 2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	310,554	$24.17	309,902	$29.01
Options canceled	753,723	$26.23	50,036	$29.20
Options exercised	156,380	$11.91	370,982	$14.35

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,367,828	$21.64	650,655	$29.10
PSUs granted	158,587	$29.24	165,749	$30.70

Stock-based compensation expense was ($0.3) million and $10.9 million for the three and nine months ended September 24, 2022, respectively, and $6.3 million and $20.7 million for the three and nine months ended September 25, 2021, respectively. The decrease in stock-based compensation expense during the three and nine months ended September 24, 2022 as compared to the respective prior year periods was primarily due to increased forfeitures across all equity awards from the departure of the CEO and corporate restructuring during the third quarter 2022, as disclosed in Note 15 - Impairment and Restructuring Charges in our financial statements. As of September 24, 2022, we had $18.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.48 years.
Note 15. Impairment and Restructuring Charges
We engage in restructuring activities intended to improve productivity, operating margins, and working capital levels. Restructuring costs primarily relate to workforce reductions, repositioning of management structure, and costs associated with plant consolidations and closures. Asset impairments primarily relate to ROU assets and property and equipment held by operations impacted by restructuring.

The following table summarizes the restructuring and impairment charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 24, 2022
Restructuring costs	$814	$3,411	$26	$2,328	$6,579
Impairments	—	—	—	—	—
Total impairment and restructuring charges	$814	$3,411	$26	$2,328	$6,579

Three Months Ended September 25, 2021
Restructuring costs	$(30)	$(191)	$77	$(21)	$(165)
Impairments	144	505	92	—	741
Total impairment and restructuring charges	$114	$314	$169	$(21)	$576

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 24, 2022
Restructuring costs	5,565	3,411	79	2,287	11,342
Impairments	—	534	—	—	534
Total impairment and restructuring charges	$5,565	$3,945	$79	$2,287	$11,876

Nine Months Ended September 25, 2021
Restructuring costs	(34)	681	161	(76)	732
Impairments	1,064	760	92	—	1,916
Total impairment and restructuring charges	$1,030	$1,441	$253	$(76)	$2,648
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	September 24, 2022	September 25, 2021
Balance as of January 1	$171	$1,377
Current period charges	11,342	732
Payments	(6,396)	(1,653)
Currency translation	(183)	(50)
Balance at period end	$4,934	$406
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.

Note 16. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 20 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of September 24, 2022 and December 31, 2021, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
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

(amounts in thousands)	September 24, 2022	December 31, 2021
Assets
Inventory	$17,582	$15,520
Other current assets	156	105
Property and equipment	39,243	35,870
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	1,138	1,458
Assets held for sale	$124,590	$119,424

Liabilities
Accrued payroll and benefits	$1,091	$907
Accrued expenses and other current liabilities	6,064	3,945
Current maturities of long term debt	3	10
Long-term debt	—	2
Operating lease liability	616	1,004
Liabilities held for sale	$7,774	$5,868
Note 17. Other Income
The table below summarizes the amounts included in other income in the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Foreign currency gains	$(3,301)	$(3,195)	$(8,686)	$(12,131)
Insurance Reimbursement	(1,500)	—	(6,343)	—
Pension income	(1,348)	(34)	(4,210)	(110)
Recovery of cost from interest received on impaired notes	(541)	—	(13,953)	—
Loss on sale or disposal of property and equipment	76	561	265	923
Governmental pandemic assistance reimbursement	(71)	(828)	(550)	(1,327)
Loss on extinguishment of debt	—	1,342	—	1,342
Other items	(1,005)	(1,097)	(2,437)	(2,637)
Total other income	$(7,690)	$(3,251)	$(35,914)	$(13,940)

Note 18. Derivative Financial Instruments
Foreign currency derivatives – We are exposed to the impact of foreign currency fluctuations in certain countries in which we operate. In most of these countries, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In addition, to mitigate the exposure, we may enter into a variety of foreign currency derivative contracts, such as forward contracts, option collars, and cross-currency hedges. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $99.9 million. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $94.8 million. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income. We recorded mark-to-market losses relating to foreign currency derivatives of $3.3 million in the three months ended September 24, 2022 and gains of $7.7 million in the nine months ended September 24, 2022, respectively, and gains of $3.0 million and $8.8 million in the three and nine months ended September 25, 2021, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and we partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swaps have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 24, 2022. We recorded pre-tax mark-to-market gains of $4.8 million and $17.1 million during the three and nine months ended September 24, 2022, respectively, in other comprehensive income. We recorded pre-tax mark-to-market losses of $0.1 million and pre-tax mark-to-market gains of $1.3 million during the three and nine months ended September 25, 2021, respectively, in other comprehensive income. We reclassified gains previously recorded in other comprehensive income to interest income of $1.6 million and $1.7 million during the three and nine months ended September 24, 2022, respectively, and losses to interest expense of $0.2 million and $0.7 million during the three and nine months ended September 25, 2021, respectively.
As of September 24, 2022, approximately $14.8 million is expected to be reclassified to interest income over the next twelve months.
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

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 24, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$13,705	$263
Interest rate contracts	Other assets	$4,958	$3,036
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$10,531	$6,297

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	September 24, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,218	$5,527
Other derivative instruments	Accrued expenses and other current liabilities	$1,196	$—
Note 19. Fair Value of Financial Instruments
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	September 24, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,608	$3,608	$—	$3,608	$—
Derivative assets, recorded in other current assets	24,236	24,236	—	24,236	—
Derivative assets, recorded in other assets	4,958	4,958	—	4,958	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,826,770	$1,602,016	$—	$1,602,016	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	3,414	3,414	—	3,414	—

	December 31, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,143	$33,143	$—	$33,143	$—
Derivative assets, recorded in other current assets	6,560	6,560	—	6,560	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,720,883	$1,751,353	$—	$1,751,353	$—
Derivative liabilities, recorded in accrued expenses and other current assets	5,527	5,527	—	5,527	—
Derivative liabilities, recorded in deferred credits and other liabilities	—	—	—	—	—
Derivative assets and liabilities reported in level 2 include foreign currency and interest rate contracts. See Note 18- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
There are no material non-financial assets or liabilities as of September 24, 2022 or December 31, 2021.
Note 20. Commitments and Contingencies
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 24, 2022 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On June 20, 2022, the parties executed a settlement term sheet pertaining to the derivative litigation and notified the Court that a settlement had been reached. On June 22, 2022, the Court stayed the derivative litigation pending approval of the settlement. On September 8, 2022, the parties executed a stipulation and agreement of settlement. The Court entered an order preliminarily approving the settlement on September 11, 2022, and scheduled the final approval hearing for December 19, 2022. Notice of the settlement and schedule has been posted on the Company’s website and is being mailed to shareholders as specified in the Court’s preliminary approval order.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 24, 2022 and December 31, 2021, our accrued liability for self-insured risks was $92.1 million and $88.4 million, respectively.
Indemnifications – At September 24, 2022, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $72.3 million and $116.9 million at September 24, 2022 and December 31, 2021, respectively. The decrease is primarily due to the cancellation of bonds related to the Steves’ legal matter.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at September 24, 2022 and December 31, 2021. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at September 24, 2022 and December 31, 2021.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP to the WADOE consistent with its preferred alternatives, and on May 16, 2022, we received the WADOE’s initial comments on the draft CAP. On June 13, 2022, we responded to the WADOE’s comments. The WADOE continues reviewing the draft and will provide comments that will be incorporated into the draft CAP. At that time, the WADOE will release the documents for tribal consultation and comment followed by a public comment period. The final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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

Note 21. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
Cash Operating Activities:
Operating leases	$44,746	$44,018
Interest payments on financing lease obligations	120	161
Cash paid for amounts included in the measurement of lease liabilities	$44,866	$44,179

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(569)	—
Sale of securities for deferred compensation plan	83	—
Change in securities for deferred compensation plan	$(486)	$—

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$3,806	$3,872
Property, equipment, and intangibles purchased with debt	7,652	3,836

Cash Financing Activities:
Proceeds from issuance of new debt	$—	$548,625
Borrowings on long-term debt	$571,977	258
Payments of long-term debt	(487,202)	(615,735)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(5,391)
Change in long-term debt	$84,775	$(72,243)

Cash paid for amounts included in the measurement of finance lease liabilities	$1,333	$1,630

Non-cash Financing Activities:
Debt issuance costs deducted from long-term debt borrowings in accounts payable	$—	$58
Prepaid insurance funded through short-term debt borrowings	$16,486	$13,048
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$108	$—
Accounts payable converted to installment notes	1,279	69

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$35,240	$30,813
Cash interest paid	43,895	40,996

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
Comparison of the Three Months Ended September 24, 2022 to the Three Months Ended September 25, 2021

	Three Months Ended
	September 24, 2022		September 25, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,295,810	100.0%	$1,146,585	100.0%
Cost of sales	1,045,031	80.6%	918,513	80.1%
Gross margin	250,779	19.4%	228,072	19.9%
Selling, general and administrative	192,394	14.8%	173,774	15.2%
Goodwill impairment	54,885	4.2%	—	—%
Impairment and restructuring charges	6,579	0.5%	576	0.1%
Operating (loss) income	(3,079)	(0.2)%	53,722	4.7%
Interest expense, net	21,138	1.6%	19,377	1.7%
Other income	(7,690)	(0.6)%	(3,251)	(0.3)%
(Loss) income before taxes	(16,527)	(1.3)%	37,596	3.3%
Income tax expense (benefit)	16,665	1.3%	(2,946)	(0.3)%
Net (loss) income	$(33,192)	(2.6)%	$40,542	3.5%
Consolidated Results
Net Revenues – Net revenues increased $149.2 million, or 13.0%, to $1,295.8 million in the three months ended September 24, 2022 from $1,146.6 million in the three months ended September 25, 2021. The increase was due to an improvement in core revenues of 18%, partially offset by an unfavorable impact from foreign exchange of 5%. Core revenues increased due to a 15% benefit from pricing and favorable volume/mix of 3%.
Gross Margin – Gross margin increased $22.7 million, or 10.0%, to $250.8 million in the three months ended September 24, 2022 from $228.1 million in the three months ended September 25, 2021. Gross margin as a percentage of net revenues was 19.4% in the three months ended September 24, 2022 and 19.9% in the three months ended September 25, 2021. The decrease in gross margin percentage was due to the impact of inflation on material costs as well as expenses for freight, labor compensation, and utilities, partially offset by improved pricing, favorable volume/mix and improved productivity.
SG&A Expense – SG&A expense increased $18.6 million, or 10.7%, to $192.4 million in the three months ended September 24, 2022 from $173.8 million in the three months ended September 25, 2021. SG&A expense as a percentage of net revenues decreased to 14.8% in the three months ended September 24, 2022 from 15.2% in the three months ended September 25, 2021. The increase in SG&A expense was primarily due to increased self-insurance costs and variable compensation expenses, partially offset by decreased sales and marketing and research and development expenditures.
Goodwill Impairment – Goodwill impairment charges of $54.9 million in the three months ended September 24, 2022 relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 5 – Goodwill in our consolidated financial statements included in this 10-Q.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $6.0 million, or 1,042.2%, to $6.6 million in the three months ended September 24, 2022 from $0.6 million in the three months ended September 25, 2021. The increase in impairment and restructuring charges of $6.0 million in the current period was primarily due to strategic transformation initiatives and footprint rationalization activities in our North America and Europe segments as well as repositioning the management structure to align with our operations.
Interest Expense, Net – Interest expense, net increased $1.8 million, or 9.1%, to $21.1 million in the three months ended September 24, 2022 from $19.4 million in the three months ended September 25, 2021. The increase was primarily due to an increase to the cost of borrowing on our Term Loan Facility and increased borrowings on the ABL Facility in the current period, partially offset by interest income from interest rate derivatives in the current period.
Other Income – Other income increased $4.4 million to $7.7 million in the three months ended September 24, 2022 from $3.3 million in the three months ended September 25, 2021. Other income in the three months ended September 24, 2022 consisted primarily of foreign currency gains of $3.3 million, insurance reimbursements of $1.5 million, pension income of $1.3 million, and the recovery of cost from interest received on impaired notes of $0.5 million. Other income in the three months ended September 25, 2021 consisted primarily of foreign currency gains of $3.2 million and governmental pandemic assistance reimbursements and government grants of $0.8 million, partially offset by a loss on extinguishment of debt of $1.3 million and a loss on sale or disposal of property and equipment of $0.6 million.
    Income Taxes – Income tax expense (benefit) increased $19.6 million to a tax expense of $16.7 million in the three months ended September 24, 2022 compared to a tax benefit of $2.9 million in the three months ended September 25, 2021. The effective tax rate in the three months ended September 24, 2022 was (100.8)% compared to (7.8)% in the three months ended September 25, 2021. The increase in the effective tax rate in the three months ended September 24, 2022 was primarily due to the $54.9 million goodwill impairment. The increase in tax expense of $19.6 million in the current period was primarily due discrete tax expenses of $1.9 million in the current period compared to discrete tax benefits of $9.3 million in the prior period and the mix of income between jurisdictions in which the Company does business. For more information, refer to Note 10 – Income Taxes in our consolidated financial statements included in this 10-Q.

Comparison of the Nine Months Ended September 24, 2022 to the Nine Months Ended September 25, 2021

	Nine Months Ended
	September 24, 2022		September 25, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,797,800	100.0%	$3,484,783	100.0%
Cost of sales	3,097,558	81.6%	2,728,855	78.3%
Gross margin	700,242	18.4%	755,928	21.7%
Selling, general and administrative	565,877	14.9%	554,019	15.9%
Goodwill impairment	54,885	1.4%	—	—%
Impairment and restructuring charges	11,876	0.3%	2,648	0.1%
Operating income	67,604	1.8%	199,261	5.7%
Interest expense, net	59,714	1.6%	56,692	1.6%
Other income	(35,914)	(0.9)%	(13,940)	(0.4)%
Income before taxes	43,804	1.2%	156,509	4.5%
Income tax expense	31,698	0.8%	29,772	0.9%
Net income	$12,106	0.3%	$126,737	3.6%
Consolidated Results
Net Revenues – Net revenues increased $313.0 million, or 9.0%, to $3,797.8 million in the nine months ended September 24, 2022 from $3,484.8 million in the nine months ended September 25, 2021. The increase was due to an improvement in core revenues of 13%, partially offset by an unfavorable impact from foreign exchange of 4%. Core revenues increased due to a 13% benefit from pricing.
Gross Margin – Gross margin decreased $55.7 million, or 7.4%, to $700.2 million in the nine months ended September 24, 2022 from $755.9 million in the nine months ended September 25, 2021. Gross margin as a percentage of net revenues was 18.4% in the nine months ended September 24, 2022 and 21.7% in the nine months ended September 25, 2021. The decrease in gross margin percentage was primarily due to the impact of inflation on material costs as well as expenses for freight, labor compensation, and utilities, partially offset by improved pricing and improved productivity.

SG&A Expense – SG&A expense increased $11.9 million, or 2.1%, to $565.9 million in the nine months ended September 24, 2022 from $554.0 million in the nine months ended September 25, 2021. SG&A expense as a percentage of net revenues decreased to 14.9% in the nine months ended September 24, 2022 from 15.9% in the nine months ended September 25, 2021. The increase in SG&A expense was primarily due to increased self-insurance costs and sales and marketing and research and development expenditures, partially offset by decreased legal and professional fees.
Goodwill Impairment – Goodwill impairment charges of $54.9 million in the nine months ended September 24, 2022 relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 5 – Goodwill in our consolidated financial statements included in this 10-Q.
Impairment and Restructuring Charges – Impairment and restructuring charges increased $9.2 million, or 348.5%, to $11.9 million in the nine months ended September 24, 2022 from $2.6 million in the nine months ended September 25, 2021. The increase in restructuring charges is primarily due to strategic transformation initiatives and footprint rationalization activities in our North America and Europe segments in the current year compared to the prior year.
Interest Expense, Net – Interest expense, net, increased $3.0 million, or 5.3%, to $59.7 million in the nine months ended September 24, 2022 from $56.7 million in the nine months ended September 25, 2021. The increase was primarily due to an increase to the cost of borrowing on our Term Loan Facility and increased borrowings on the ABL Facility in the current period, partially offset by interest income from interest rate derivatives in the current period and the repayment of the term loan portion of the Australia Facility during the second quarter of 2021.
Other Income – Other income increased $22.0 million, or 157.6%, to $35.9 million in the nine months ended September 24, 2022 from $13.9 million in the nine months ended September 25, 2021. Other income in the nine months ended September 24, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, foreign currency gains of $8.7 million, insurance reimbursements of $6.3 million, and pension income of $4.2 million. Other income in the nine months ended September 25, 2021 primarily consisted of foreign currency gains of $12.1 million and governmental pandemic assistance reimbursements and government grants of $1.3 million, partially offset by a loss on extinguishment of debt of $1.3 million and a loss on sale or disposal of property and equipment of $0.9 million.
Income Taxes – Income tax expense increased $1.9 million, or 6.5%, to $31.7 million in the nine months ended September 24, 2022 from $29.8 million in the nine months ended September 25, 2021. The effective tax rate in the nine months ended September 24, 2022 was 72.4% compared to 19.0% in the nine months ended September 25, 2021. The increase in the effective tax rate in the nine months ended September 24, 2022 was primarily due to the $54.9 million goodwill impairment. The increase in tax expense of $1.9 million in the current period was primarily due to a decrease in discrete tax benefits of $4.5 million in the current period compared $10.9 million in the prior period and the mix of income between jurisdictions in which the Company does business, partially offset by a decrease in income before taxes of $112.7 million. For more information, refer to Note 10 – Income Taxes in our consolidated financial statements included in this 10-Q.

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
Comparison of the Three Months Ended September 24, 2022 to the Three Months Ended September 25, 2021

	Three Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
Net revenues from external customers			% Variance
North America	$835,134	$676,793	23.4%
Europe	304,891	322,554	(5.5)%
Australasia	155,785	147,238	5.8%
Total Consolidated	$1,295,810	$1,146,585	13.0%
Percentage of total consolidated net revenues
North America	64.4%	59.1%
Europe	23.6%	28.1%
Australasia	12.0%	12.8%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$105,291	$76,889	36.9%
Europe	18,086	23,780	(23.9)%
Australasia	19,940	17,565	13.5%
Corporate and unallocated costs	(26,788)	(19,362)	38.4%
Total Consolidated	$116,529	$98,872	17.9%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.6%	11.4%
Europe	5.9%	7.4%
Australasia	12.8%	11.9%
Total Consolidated	9.0%	8.6%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 – Segment Information in our unaudited interim consolidated financial statements.
North America
Net revenues in North America increased $158.3 million, or 23.4%, to $835.1 million in the three months ended September 24, 2022 from $676.8 million in the three months ended September 25, 2021. The increase was primarily due to an increase in core revenues of 23%. Core revenues increased due to a 17% benefit from pricing and favorable volume/mix of 6%.
Adjusted EBITDA in North America increased $28.4 million, or 36.9%, to $105.3 million in the three months ended September 24, 2022 from $76.9 million in the three months ended September 25, 2021. The increase was primarily due to favorable pricing and improved volume/mix, partially offset by the effect of inflation on material costs as well as expenses for freight and labor compensation.

Europe
Net revenues in Europe decreased $17.7 million, or 5.5%, to $304.9 million in the three months ended September 24, 2022 from $322.6 million in the three months ended September 25, 2021. The decrease was due to an unfavorable impact from foreign exchange of 15%, partially offset by an increase in core revenues of 10%. Core revenues increased due to a 13% benefit from pricing, partially offset by unfavorable volume/mix of 3%.
Adjusted EBITDA in Europe decreased $5.7 million, or 23.9%, to $18.1 million in the three months ended September 24, 2022 from $23.8 million in the three months ended September 25, 2021. The decrease was primarily due to the effect of inflation on material costs as well as expenses for freight, utilities, and labor compensation and unfavorable volume/mix, partially offset by favorable pricing and improved productivity.
Australasia
Net revenues in Australasia increased $8.5 million, or 5.8%, to $155.8 million in the three months ended September 24, 2022 from $147.2 million in the three months ended September 25, 2021. The increase was primarily due to an increase in core revenues of 14%, partially offset by an unfavorable impact from foreign exchange of 8%. Core revenues increased due to a 10% benefit from pricing and favorable volume/mix of 4%.
Adjusted EBITDA in Australasia increased $2.4 million, or 13.5%, to $19.9 million in the three months ended September 24, 2022 from $17.6 million in the three months ended September 25, 2021. The increase was primarily due to favorable pricing and improved volume/mix, partially offset by the effect of inflation on material costs and labor compensation.
Corporate and unallocated costs
Corporate and unallocated costs increased in the three months ended September 24, 2022 compared to the three months ended September 25, 2021 primarily due to the increased self insurance costs and variable compensation, partially offset by a gain on foreign exchange transactions, insurance recoveries, and recovery of cost from interest received on impaired notes in the current period resulting in a decrease to Adjusted EBITDA of $7.4 million, or 38.4%.
Comparison of the Nine Months Ended September 24, 2022 to the Nine Months Ended September 25, 2021

	Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
Net revenues from external customers			% Variance
North America	$2,396,584	$2,056,536	16.5%
Europe	968,210	992,816	(2.5)%
Australasia	433,006	435,431	(0.6)%
Total Consolidated	$3,797,800	$3,484,783	9.0%
Percentage of total consolidated net revenues
North America	63.1%	59.0%
Europe	25.5%	28.5%
Australasia	11.4%	12.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$265,848	$272,002	(2.3)%
Europe	52,824	92,358	(42.8)%
Australasia	46,184	48,759	(5.3)%
Corporate and unallocated costs	(42,283)	(68,094)	(37.9)%
Total Consolidated	$322,573	$345,025	(6.5)%
Adjusted EBITDA as a percentage of segment net revenues
North America	11.1%	13.2%
Europe	5.5%	9.3%
Australasia	10.7%	11.2%
Total Consolidated	8.5%	9.9%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 - Segment Information in our unaudited consolidated financial statements.

North America
Net revenues in North America increased $340.0 million, or 16.5%, to $2,396.6 million in the nine months ended September 24, 2022 from $2,056.5 million in the nine months ended September 25, 2021. The increase was due to an increase in core revenues of 17%. Core revenues increased due to a 15% benefit from pricing and favorable volume/mix of 2%.
Adjusted EBITDA in North America decreased $6.2 million, or 2.3%, to $265.8 million in the nine months ended September 24, 2022 from $272.0 million in the nine months ended September 25, 2021. The decrease was due to the impact of inflation on material costs as well as expenses for freight and labor compensation, partially offset by favorable pricing, improved volume/mix, and improved productivity.
Europe
Net revenues in Europe decreased $24.6 million, or 2.5%, to $968.2 million in the nine months ended September 24, 2022 from $992.8 million in the nine months ended September 25, 2021. The decrease was primarily due to an unfavorable impact from foreign exchange of 11%, partially offset by an increase in core revenue of 9%. Core revenues increased due to an 11% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Adjusted EBITDA in Europe decreased $39.5 million, or 42.8%, to $52.8 million in the nine months ended September 24, 2022 from $92.4 million in the nine months ended September 25, 2021. The decrease was primarily due to the impact of inflation on material costs as well as expenses for freight, utilities, and labor compensation and unfavorable volume/mix, partially offset by favorable pricing and improved productivity.
Australasia
Net revenues in Australasia decreased $2.4 million, or 0.6%, to $433.0 million in the nine months ended September 24, 2022 from $435.4 million in the nine months ended September 25, 2021. The decrease was primarily due to an unfavorable impact from foreign exchange of 7%, partially offset by an increase in core revenues of 6%. Core revenues increased due to an 8% benefit from pricing, partially offset by unfavorable volume/mix of 2%.
Adjusted EBITDA in Australasia decreased $2.6 million, or 5.3%, to $46.2 million in the nine months ended September 24, 2022 from $48.8 million in the nine months ended September 25, 2021. The decrease was primarily due to the impact of inflation on material costs and labor compensation and unfavorable volume/mix, partially offset by favorable pricing and improved productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the nine months ended September 24, 2022 compared to the nine months ended September 25, 2021 primarily due to the recovery of cost from interest received on impaired notes, a gain on foreign exchange transactions, reduced legal and professional fees, and insurance recoveries, partially offset by increased self-insurance and compensation costs in the current period resulting in an increase to Adjusted EBITDA of $25.8 million, or 37.9%.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital fluctuates throughout the year and is affected by inflation, the seasonality of sales of our products, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of September 24, 2022, we had total liquidity (a non-GAAP measure) of $562.4 million, consisting of $199.8 million in unrestricted cash, $347.4 million available for borrowing under the ABL Facility, and AUD 23.0 million ($15.2 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $837.8 million as of December 31, 2021. The decrease in total liquidity was primarily due to both lower cash balances and lower availability on our ABL Facility at September 24, 2022 compared to December 31, 2021. The main driver to our lower cash balances are decreased earnings, higher working capital balances, and share repurchases. The reduced ABL Facility availability is driven by increased borrowings in the current period compared to the prior year end.
As of September 24, 2022, our cash balances, including $1.3 million of restricted cash, consisted of $14.9 million in the U.S. and $186.2 million in non-U.S. subsidiaries. In the third quarter, the Company repatriated $82.2 million from non-U.S. subsidiaries and repaid a portion of the outstanding ABL Facility. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
    We may, from time to time, refinance, reprice, extend, retire, or otherwise modify our outstanding debt to lower our interest payments, reduce our debt, or otherwise improve our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, repriced, extended, retired, or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $5.3 million in the nine months ended September 24, 2022. A 1.0% increase in interest rates would have increased our interest expense by $5.4 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
As of September 24, 2022, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
Cash provided by (used in):
Operating activities	$(73,426)	$135,284
Investing activities	(42,726)	(68,458)
Financing activities	(47,858)	(346,159)
Effect of changes in exchange rates on cash and cash equivalents	(31,732)	(12,336)
Net change in cash and cash equivalents	$(195,742)	$(291,669)
Cash Flow from Operations
Net cash (used in) provided by operating activities changed $208.7 million to $73.4 million net cash used in the nine months ended September 24, 2022 from $135.3 million net cash provided in the nine months ended September 25, 2021. The increase in cash used in operating activities was due primarily to increased working capital and decreased earnings in the current period.
Cash Flow from Investing Activities
Net cash used in investing activities decreased $25.7 million to $42.7 million in the nine months ended September 24, 2022 from $68.5 million in the nine months ended September 25, 2021 primarily due to cash received from the recovery of cost from interest received on impaired notes of $14.0 million and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $47.9 million in the nine months ended September 24, 2022 and consisted primarily repurchases of our Common Stock of $132.0 million, partially offset by net borrowings of $84.8 million.

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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of September 24, 2022 was $814.3 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
    Information relating to this item is included within Note 20 - Commitments and Contingencies of our financial statements included elsewhere in this 10-Q.

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
A summary of our repurchases of Common Stock during the third quarter of 2022 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
June 26, 2022 - July 23, 2022	1,641,084	$15.41	1,641,084	$1,184
July 24, 2022 - August 20, 2022	—	$—	—	$200,000
August 21, 2022 - September 24, 2022	—	$—	—	$200,000
Total	1,641,084	$15.41	1,641,084

1 Average price paid per share includes costs associated with the repurchases.

2 In July 2021, our Board of Directors increased our existing repurchase authorization to a total of $400.0 million with no expiration date. On July 28, 2022, our Board of Directors authorized a new repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date.
Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*+	Form of Separation Agreement between JELD-WEN Holding, Inc. and executive officers.
10.2*+	Amendment to Executive Employment Agreement between JELD-WEN, Holding, Inc. and Kevin C. Lilly, effective August 3, 2022.
10.3+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and executive officers.	10-K	001-38000	10.24	February 22, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
+	Indicates management contract or compensatory plan

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Julie Albrecht
Julie Albrecht
Executive Vice President and Chief Financial Officer

Date: October 31, 2022