Form 10-K
period 2022-12-31
JELD-WEN Holding, Inc.
filed 2023-02-21
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1.3 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 24, 2022). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 25, 2022 have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 84,598,589 shares of common stock, par value $0.01 per share, issued and outstanding as of February 16, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

JELD-WEN HOLDING, Inc.
– Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022
A&L	A&L Windows Pty. Ltd.
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA	A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: net (income) loss from discontinued operations, net of tax; income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and asset related charges, net; net (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other items.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
Breezway	Breezway Australia Pty. Ltd.
Bylaws	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
CO2	Carbon Dioxide
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
D&O	Directors and Officers
DKK	Danish Krone
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
E.U.	European Union

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
HTE	High Tax Exclusion
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
IRC	Internal Revenue Code
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JEM	JELD-WEN Excellence Model
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
Kolder	Kolder Group
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NOL	Net operating loss
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
ROU asset	Right-of-use asset
Registration Rights Agreement	The agreement among JELD-WEN Holdings, Inc., Onex and its affiliates, and certain of our directors, executive officers and other pre-IPO stockholders entered into on October 3, 2011, as amended and restated on January 24, 2017 in connection with our IPO, and amended further on May 12, 2017 and November 12, 2017
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Trend	Trend Windows & Doors Pty. Ltd.
U.K.	United Kingdom of Great Britain and Northern Ireland

U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows ® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1- Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
    We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results to differ materially from these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•negative trends in overall business, financial market and economic conditions, and/or activity levels in our end markets;
•our highly competitive business environment;
•failure to timely identify or effectively respond to consumer needs, expectations, or trends;
•failure to maintain the performance, reliability, quality, and service standards required by our customers;
•failure to successfully implement our strategic initiatives, including our productivity and global footprint rationalization initiatives and strategic business review;
•the ongoing conflict between Russia and Ukraine;
•acquisitions, divestitures, or investments in other businesses that may not be successful;
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
•failure to retain and recruit executives, managers, and employees;
•seasonal business with varying revenue and profit;
•changes in weather patterns and related extreme weather conditions;
•political, regulatory, economic, and other risks, including the impact of political conflict on the global economy and the impact pandemics, including the COVID-19 pandemic, that arise from operating a multinational business;
•exchange rate fluctuations;
•disruptions in our operations due to natural disasters or acts of war;
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
•pension plan obligations;
•availability and cost of credit;
•our current level of indebtedness and the effect of restrictive covenants under our existing or future indebtedness including our Credit Facilities, Senior Secured Notes, and Senior Notes; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors.
    Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date of this Form 10-K. We do not undertake any obligation to update any of the forward-looking statements, except as required by law.

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

2022 Net Revenues $5,129 million

Channel	Geography	Construction Application(1)

(1)Percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
    As a leading global manufacturer of interior and exterior building products, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 131 manufacturing and distribution facilities in 19 countries, located primarily in North America, Europe, and Australia. Our global manufacturing footprint is strategically sized and located to meet the delivery requirements of our customers. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control, as well as providing us with supply chain, transportation, and working capital savings. We believe that our manufacturing network allows us to deliver our broad portfolio of products to a wide range of customers across the globe, while improving our customer service and strengthening our market positions.
Our History
    We were founded in 1960 by Richard L. Wendt, when he, together with four business partners, bought a millwork plant in Oregon. The subsequent decades were a time of successful expansion and growth as we added different businesses and product categories such as interior doors, exterior steel doors, and vinyl windows. Our first overseas acquisition was Norma Doors in Spain in 1992 and since then we have acquired or established numerous businesses in Europe, Australia, Asia, Canada, and Mexico, making JELD-WEN a global company.
    In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions. As of December 31, 2020, Onex owned approximately 32.6% of our outstanding shares of Common Stock. In 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of all of their shares of our Common Stock in multiple underwritten public offerings (“Secondary Offerings”). During August 2021, Onex fully divested their ownership in the Company and no longer had representation on the Board of Directors.
Our Business Strategy and Operating Model
We strive to achieve best-in-industry financial performance and shareholder returns through the disciplined execution of our strategy which includes:
•streamlining and simplifying the business, optimizing product mix, rationalizing our global footprint and strategically sourcing our raw materials to improve returns on our investments;
•sustainability-focused innovations to drive profitable organic revenue growth;
•investing in our brands and marketing, and commercial excellence programs such as customer segmentation, and pricing optimization;
•improving our profit margins through the deployment of the JELD-WEN Excellence Model, or JEM, including lean tools to drive manufacturing productivity savings, as well as fixed-cost savings and quality enhancements from our global facility rationalization and modernization initiatives;
•achieving high conversion of earnings to free cash flow and disciplined capital allocation designed to maximize shareholder returns in a balanced manner between debt reduction, strategic acquisitions, and share repurchases; and
•growing a premier performance culture with high employee engagement, supported by our values and a keen focus on talent management.
Our Products
    We provide a broad portfolio of interior and exterior doors, windows, and related building products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2022, our door sales accounted for 63% of net revenues, our window sales accounted for 22% of net revenues, and our other ancillary products and services accounted for 15% of net revenues.
Doors
    We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. In order to meet the design, durability, and energy efficiency requirements of our customers, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass that satisfy a range of price points from mid-level to high-end. Our highest volume products include molded interior doors, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These low-cost doors are the most popular choice for interior residential applications in North America and are also prevalent in Australia, France and the U.K. In the U.S., we manufacture exterior doors primarily made from fiberglass and steel. Fiberglass has grown in popularity due to its attractive thermal properties, aesthetics, and durability. We have dedicated additional resources to our exterior fiberglass door business, which includes door slabs and door systems, and believe we have a leading product offering based on quality, breadth of design options, and range of price points. In Europe, we also sell high performance residential and non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, security, and in Scandinavia we design and manufacture doors which can withstand extreme environmental conditions in coastal and arctic environments. We also manufacture stile and rail doors in our Southeast Asia and U.S. manufacturing facilities. In the U.S., we also manufacture folding and sliding wall systems. Additionally, we offer profitable value-added distribution services in all of our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our acquisitions of ABS and MMI Door are examples of our increased focus on value-added services.
Windows
    We are a leading global manufacturer of residential windows. We manufacture wood, vinyl, and wood composite windows in North America, and in Australia we manufacture wood and aluminum windows. Our window product lines comprise a full range of styles, features, and energy-saving options in order to meet the varied needs of our customers in each of our regional end markets. For example, our high-performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. By contrast, our lower-cost aluminum framed windows are popular in some regions of the southern U.S., while in coastal Florida certain local building codes require windows that can withstand the impact of debris propelled by hurricane-force winds. Wood windows are prevalent as a high-end option in all of our markets because they possess both insulating qualities and the beauty of natural wood. In North America, our wood windows and patio doors include our proprietary

AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. Our most recent windows product introductions showcase our differentiated capability utilizing alternative materials including our Auraline true composite window and patio doors. Also, with the acquisition of LaCantina Doors, the Company added LaCantina’s innovative folding, multi-slide, and swing patio doors and wall systems to its already robust windows product offering. Additionally, with the acquisition of VPI, we added vinyl windows for mid-rise, multi-family, institutional, hospitality, and commercial properties to our product lineup. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998.
Other Ancillary Products and Services
    In certain regions, we sell a variety of other products that are ancillary to our door and window offerings, which we do not classify as door or window sales. These products include shower enclosures and wardrobes, moldings, trim board, lumber, cutstock, glass, hardware and locks, cabinets, and screens. We also sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. Miscellaneous installation and other services are also included in this category.
Our Segments
    We operate within the global market for residential and non-residential doors and windows with sales spanning approximately 90 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our market leadership, strong brands, broad product line, and strategically located manufacturing and distribution facilities.
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
North America
    In our North America segment, we compete primarily in the market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. While we expect to realize some benefit from continued growth from pricing strategies to offset higher inflation and share gains in our retail channel, our North American market is expected to face headwinds during 2023 due primarily to weaker market demand, heightened interest rates, and continued inflation. We believe that our total market opportunity in North America will continue to include non-residential applications, other related building products, and value-added services.
Europe
    The European market for doors is highly fragmented, and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. During 2022, the conflict between Russia and Ukraine has driven broad inflation and rising interest rates across the region. As a result, we expect new construction and R&R activity to soften throughout 2023.

Australasia
    In our Australasia segment, we compete primarily in the market for residential doors and windows in Australia, where we hold a leading position by net revenues. We believe that our total market opportunity in the Australasia region includes other countries in the region, as well as non-residential applications, other related building products, and value-added services. For example, we also sell a full line of shower enclosures and closet systems throughout Australia. The market for residential new construction in Australia contracted in prior years, primarily due to government-imposed rules that restricted credit availability for homebuyers, increased immigration restrictions limiting population growth due to COVID-19, and continued downward economic results further extended due to the pandemic. During 2022, Australasia experienced a backlog driven by new residential construction and extended build cycles, which we expect will drive strong demand through the first half of 2023. We expect full year new construction and R&R activity may soften as a result of heightened interest rates and weaker market demand.
We are executing on our strategy to maximize shareholder value and position JELD-WEN for long-term success. As part of this effort, we are evaluating a range of options for our Australasia business. This review is consistent with our goal to streamline and simplify our operations across the company.
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
Sales and Marketing
    We actively market and sell our products directly to our customers around the world through our global sales force and indirectly through our marketing and branding initiatives, which includes our enhanced social media presence. Our global sales force, which is organized and managed regionally, focuses on building and maintaining relationships with key customers as well as managing customer supply needs and arranging in-store promotional initiatives. In North America and Europe, we also have dedicated teams that focus on our retail customers.
We have recently made significant investments in tools and technologies to enhance the effectiveness of our sales force and ease of doing business. For example, we are continuing to invest and utilize Salesforce in North America and Europe to enhance our customer relationships and support. We continue to leverage Salesforce for improved data management, service level tracking, Ecommerce, and workflow enhancements. We have also made investments in North America to streamline and automate order management and post sales care through our virtual OnSite Applications and service scheduling. We believe these investments will increase sales force effectiveness, create pull-through demand, and optimize sales force productivity.
    We believe that our broad product portfolio of both doors and windows in North America and Australasia is a competitive advantage as it allows us to cross-sell our door and window products to our end customers, many of whom find it more efficient to choose one supplier for their door and window needs on a given project.

Research and Development
    A core aspect of our business strategy is the investment and innovation of new products and technologies. We believe that leading the market in innovation will enhance demand for our products and allow us to sell a higher margin product mix. Our research and development efforts encompass development of new products and material inputs, derivative product development, as well as value-added re-engineering of components in our existing products leading to reduced costs and manufacturing efficiencies. We have a governance process that prioritizes the most impactful projects, which is expected to improve the efficiency and quality of our research and development efforts. The governance process is currently being deployed globally, such that we can leverage best practices from region to region. Additionally, a substantial driver of our acquisition activity has been increasing access to new and innovative products, including the transfer and integration of acquired technology.
    Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and share new product designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition.
Customers
    We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowe’s, and Menards in North America; B&Q, Howdens, and Bauhaus in Europe; and Bunnings Warehouse in Australia. We have maintained relationships with the majority of our top ten customers for over 25 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for 39% of our net revenues in the year ended December 31, 2022, and our largest customer, The Home Depot, accounted for approximately 14% of our net revenues in the year ended December 31, 2022.
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
    Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows ® marks in Australia, and Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe.

Environmental, Social, and Governance Matters
Human Capital Management
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
As of December 31, 2022, we employed approximately 23,400 people. Of our total number of employees, approximately 12,100 are employed in operations included in our North America segment and corporate operations, approximately 7,300 are employed in operations included in our Europe segment, and approximately 4,000 are employed in operations included in our Australasia segment.
    In total, approximately 1,170, or 10%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 390 employees, are covered by collective bargaining agreements. In Canada, approximately 69% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe and Australia, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
Health and Safety
We strive to operate in a way that prioritizes the health and safety of our employees, business partners, and the communities in which we operate. JELD-WEN's commitment to the environmental health and safety (“EH&S”) of our associates is foundational and embedded in our values. Our EH&S programs are designed around global policies and standards and a commitment to complying with or exceeding applicable requirements within our manufacturing, service and install, and headquarter operations. We proactively implement management systems consistent with ISO 14001 and 45001 requirements to prevent EH&S risks and to create a strong safety culture and improve performance. We are committed to continuous improvement and continue to measure, refine, and improve on our performance. We educate and train our employees to help ensure compliance with our policies, standards, and management systems. We also have policies and procedures in place to encourage employees to stop work to address at-risk conditions without the threat of retaliation. Our management and Board of Directors also periodically review our health and safety practices to address ongoing effectiveness and compliance.
Diversity, Equity, and Inclusion (DE&I)
We believe that a diverse and engaged workforce is a strong competitive advantage and we strive to create an environment where individuals of all backgrounds can fully contribute and maximize their potential. Our employees are encouraged to bring their authentic selves to the workplace and work together to enrich a culture of inclusivity and belonging. Senior leadership teams review their succession plans, as well as their broader workforce demographics, on a regular cadence to ensure underrepresented groups are being offered fair consideration for open roles and internal promotions. As part of our recruitment process, we recruit from historically black colleges and universities, partner with affinity groups and veterans’ organizations, and work with minority owned recruiting firms to help ensure managers are presented with diverse candidate pools for their workforce needs. As part of our human capital strategy, we incorporate mentoring programs, support employee resources groups, and facilitate DE&I training sessions to encourage and promote an inclusive culture.
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
In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP to the WADOE consistent with its preferred alternatives, and on May 16, 2022, we received the WADOE’s initial comments on the draft CAP. On June 13, 2022, we responded to the WADOE’s comments, and on October 19, 2022 the WADOE identified Wick Family Properties as another PLP. December 19, 2022, WADOE provided their most recent draft CAP to the Company and other PLPs. After further negotiation, the final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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
For more information regarding the risks associated with environmental, health, and safety laws and regulations, see Item 1A - Risk Factors.
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

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of February 21, 2023. There are no family relationships among the following executive officers.
Julie C. Albrecht, Executive Vice President and Chief Financial Officer. Mrs. Albrecht, age 55, joined the Company as Executive Vice President and Chief Financial Officer in July 2022. Previously, Mrs. Albrecht joined Sonoco Products Company in 2017 as Vice President, Treasurer / Assistant Chief Financial Officer before being named Vice President, Chief Financial Officer in which role she served until June 2022. Prior to Sonoco, Mrs. Albrecht served as Vice President, Finance, Investor Relations and Treasurer for Esterline Technologies Corporation (acquired by TransDigm in 2019). She began her finance career at PricewaterhouseCoopers. Mrs. Albrecht earned her bachelor's degree in accounting at Wake Forest University.
Roya Behnia, Executive Vice President, Chief Legal Officer and Corporate Affairs. Ms. Behnia, age 56, joined the Company in June 2020 as Executive Vice President, General Counsel, and Chief Compliance Officer. She leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Previously, Ms. Behnia was a Senior Advisor at BarkerGilmore LLC from 2017-2020. Prior to BarkerGilmore LLC, Ms. Behnia served as Senior Vice President, General Counsel for Pall Corporation and Rewards Network, Inc. She also held senior legal counsel roles at SPX Corporation and Brunswick Corporation. Prior to these corporate positions, Ms. Behnia was a partner at Kirkland & Ellis in Chicago, IL. She earned an undergraduate degree from Harvard University and a law degree from the University of Chicago Law School.
William J. Christensen, Chief Executive Officer and Director. Mr. Christensen, age 50, joined the Company in April 2022 as Executive Vice President and President, Europe. In December 2022, he was appointed to his current role as Chief Executive Officer and Director of the Company. Prior to joining the Company, Mr. Christensen was Chief Executive Officer and Group Executive Board Chair of REHAU AG, a Swiss-based global manufacturer, from 2018 to 2021. Prior to his appointment as Chief Executive Officer in 2018, Mr. Christensen served as its Chief Marketing Officer. Prior to joining REHAU AG, Mr. Christensen was Chief Executive Officer of AFG Holding, a Swiss-based global building products manufacturer from 2014 to 2015. In addition, he spent ten years at Geberit International AG, a global plumbing manufacturer, in several executive roles including Group Executive Board Member and Head of International Sales, as well as President and Chief Executive Officer of The Chicago Faucets Company. He also served in various finance and business development roles at J.P. Morgan Securities and Rieter Automotive Systems. Mr. Christensen holds a bachelor’s degree in economics from Rollins College and an MBA from the University of Chicago’s Booth School of Business.
Timothy R. Craven, Executive Vice President, Human Resources. Mr. Craven, age 54, was appointed Vice President, Employee Relations of the Company in July 2015 and was promoted to his current role as Executive Vice President, Human Resources in February 2016. Mr. Craven is responsible for global human resources and employee relation activities. His duties include talent acquisition, training and development, wage and benefit reviews, and employee engagement. Previously, Mr. Craven was employed at Eaton Corporation (formerly Cooper Industries) where he held a number of senior-level human resources roles from 2007-2015. Mr. Craven earned a bachelor’s degree in human resource management from Western Illinois University.
John T. Krause, Senior Vice President and General Manager, North America. Mr. Krause, age 52, joined the Company in August 2018 as Senior Director of the Interior Doors business. He was promoted to Vice President and General Manager, North America Windows in May 2020 and promoted to his current role in May 2022. Previously, Mr. Krause held several leadership roles in the areas of marketing, product management and operations and finance at Eaton Corporation (formerly Cooper Industries) from August 2005 to July 2018. Mr. Krause is a veteran of the United States Marine Corps in which he served from 1990 to 1998. Mr. Krause earned a bachelor’s degree in corporate finance from Georgia State University.
Kevin C. Lilly, Executive Vice President, Global Transformation. Mr. Lilly, age 62, joined the Company as Senior Vice President and Chief Information Officer in February 2019 and was promoted to Executive Vice President and Chief Information Officer in July 2022. Mr. Lilly served as the Company’s Interim Chief Executive Officer from August 2022 until December 2022 when he was named Executive Vice President, Global Transformation. Mr. Lilly leads the Company’s enterprise transformation initiatives and provides executive oversight for the European business and has responsibility for the global information technology organization. Prior to joining the Company, he served as Vice President of IT at Trane Technologies (formerly Ingersoll Rand) from 2011 to 2019. Previously, he was VP and Chief Information Officer for AGCO Corporation, and served in a number of IT and finance positions of increasing responsibility for global companies including KPMG, Xerox, Delphi Automotive, General Motors, and EDS. Mr. Lilly received his bachelor’s degree in business administration from Houghton College and attended the executive graduate program at the Thunderbird School of Global Management.

Item 1A - Risk Factors
    Investing in our Common Stock involves a high degree of risk. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this Annual Report on Form 10-K, before deciding to invest in shares of our Common Stock. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks, and the trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment in our Common Stock.
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
•The ongoing conflict between Russia and Ukraine has had and could continue to have a material adverse effect on our business, financial condition, and results of operations.
•We may not identify or effectively respond to consumer needs, expectations, or trends in a timely fashion, which could adversely affect our relationship with customers, our reputation, the demand for our brands, products, and services, and our market share.
•The COVID-19 pandemic has had, and may continue to have, a negative impact on the global economy and on our business, operations, and results.
•Prices and availability of raw materials, freight, energy and other critical inputs we use to manufacture our products are subject to fluctuations due to inflation and other factors, and we may be unable to pass along to our customers the effects of any price increases.
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
•Our business will suffer if we are unable to retain and recruit executives, managers and employees at a competitive cost.
•Changes in building codes and standards, including ENERGY STAR standards, could increase the cost of our products, lower the demand for our windows and doors, or otherwise adversely affect our business.

•Changes in weather patterns, related extreme weather events, and legal, regulatory or market measures to address climate change, including proposals to restrict emissions of GHGs and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations.
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
•geographical shifts in population and other changes in demographics; and
•changes in weather patterns and extreme weather events.
While cyclicity in our new residential and non-residential construction end markets is moderated to a certain extent by R&R activity, much R&R spending is discretionary and can be deferred or postponed entirely when economic conditions are poor. We have experienced sales declines in all of our end markets during recent economic downturns.
Uncertain economic and political conditions may make it difficult for us and our customers or suppliers to accurately forecast and plan future business activities. For example, changes to policies related to global trade and tariffs may result in uncertainty surrounding the future of the global economy which could have an adverse impact on consumer spending as well as our input costs.
Global economic impacts as a result of the COVID-19 pandemic and the ongoing conflict between Ukraine and Russia continue to evolve. Prior to the outbreak of COVID-19, Australia and certain European countries had entered housing and economic recessions, which were prolonged as a result of COVID-19. Negative business, financial market, and economic conditions, including rising inflation and interest rates, globally and within the industries or regions we compete in may materially and adversely affect demand for or costs to produce our products. This could have a material adverse effect on our business, financial condition, and results of operations.

Increases in interest rates used to finance home construction and improvements, such as mortgage and credit card interest rates, and the reduced availability of financing for the purchase of new homes and home construction and improvements, could have a material adverse impact on our business, financial condition, and results of operations.
Our performance depends in part upon consumers having the ability to access third-party financing for the purchase of new homes and buildings and R&R of existing homes and other buildings. The ability of consumers to finance these purchases is affected by the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. Many of the regions where we market and sell our products have experienced rising interest rates during 2022. If interest rates were to remain heightened, and consequently, the ability of prospective buyers to finance purchases of new homes or home improvement products is adversely affected, our business, financial condition, and results of operations may be materially and adversely affected.
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
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 39% of our net revenues in the year ended December 31, 2022, and our largest customer, The Home Depot, accounted for approximately 14% of our net revenues in the year ended December 31, 2022. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve or maintain profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes, which could increase our costs and lower our profitability. This could have a material adverse effect on our business, financial condition, and results of operations.
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
The ongoing conflict between Russia and Ukraine has had and could continue to have a material adverse effect on our business, financial condition, and results of operations.
In February 2022, the Russian military commenced an invasion of Ukraine. The impacts of the ongoing conflict, as well as sanctions imposed on Russia and economic and political uncertainty has had and could continue to have an adverse impact on our business. We do not have operations in Ukraine, and prior to the invasion, we held limited sales operations in Russia, which were discontinued in the first quarter of 2022. However, we have and may continue to experience shortages in materials and heightened inflation on materials, freight, and other variable costs, such as utilities, primarily in our European operations. The risks to our business may include, among others, adverse impacts on our supply chain, including trade barriers or restrictions, transportation and operating disruptions, decreased customer demand, elevated inflation, cybersecurity incidents, unfavorable foreign exchange, and higher borrowing costs, any of which could have a material adverse impact on our business, financial condition, and results of operations.
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
    The COVID-19 crisis has had and is expected to continue to have several significant effects on our employees, operations, supply chain, distribution system, customer demand, the housing market, and general market and economic conditions. The effects we have experienced and/or may continue to experience that have and/or may continue to adversely impact our financial and operational performance include:
•varying demand for our products as a result of a slowdown in the U.S. and global economies;
•supply chain disruptions of various types arising from COVID-19 may impact the Company's ability to make products, the cost for such products, and the ability to deliver products to customers. Closure or reduced operations of material suppliers could result in shortages of key raw materials, as well as impact prices for those materials. The volatility in the market for raw material and other critical inputs to manufacture our products impact the Company's profitability;
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
•uncertain expense management in light of continued efforts to protect our employees; and
•complete or partial closures or other operational issues at one or more of our manufacturing or distribution facilities resulting from government action.
    The degree to which COVID-19 and variant strains may continue to impact our business operations, financial condition, liquidity and results of operations remain uncertain at this time and will depend on future developments, including the continued spread of the virus and its variants, the efficacy of available vaccines, the severity of the disease, the duration of the pandemic, actions prescribed or ordered by governmental authorities, public health authority guidance, and when and to what extent economic and operating conditions can return to pre-pandemic levels.
Our business is seasonal, and revenue and profit can vary significantly throughout the year, which may adversely impact the timing of our cash flows and limit our liquidity at certain times of the year.
Our business is seasonal, and our net revenues and operating results can vary significantly from quarter to quarter based upon the timing of the building season in our markets. Our sales typically follow seasonal new construction and R&R industry patterns. The peak season for home construction and R&R activity in the majority of the geographies where we market and sell our products generally corresponds with the second and third calendar quarters, and therefore our sales volume is typically higher during those quarters. Our first and fourth quarter sales volumes are generally lower due to reduced R&R and new construction activity as a result of less favorable climate conditions in the majority of our geographic end markets. Failure to effectively manage our inventory in anticipation of or in response to seasonal fluctuations could negatively impact our liquidity profile during certain seasonal periods.
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
We continue to implement strategic initiatives, including our productivity and global footprint rationalization initiatives and strategic review of the Australasia business. If we fail to implement these initiatives as expected, our business, financial condition, and results of operations could be adversely affected.
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including our productivity and global footprint rationalization initiatives and strategic review of the Australasia business. We cannot guarantee the successful implementation of these initiatives and related strategies throughout the geographic regions in which we operate or that such implementation will improve our operating results. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and asset related charges. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
Changes in weather patterns and related extreme weather events, including as a result of global climate change, could significantly affect our financial results or financial condition.
Weather patterns may affect our operating results and our ability to maintain our sales volume throughout the year. Because our customers depend on suitable weather to engage in construction projects, increased frequency or duration of extreme weather conditions could have a material adverse effect on our financial results or financial condition. Also, we cannot predict the effects that global climate change may have on our business. In addition to changes in weather patterns, it might, for example, reduce the demand for construction, destroy forests (increasing the cost and reducing the availability of wood products used in construction), and increase the cost and reduce the availability of raw materials and energy. New laws and regulations related to global climate change may increase our expenses or reduce our sales.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have operations in North America, Europe, Australia, and Asia. In the year ended December 31, 2022, our North America segment accounted for approximately 64% of net revenues, our Europe segment accounted for approximately 25% of net revenues, and our Australasia segment accounted for approximately 11% of our net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
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

•the imposition of, or increases in, currency exchange controls; and
•potential inflation in applicable non-U.S. economies.
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
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2022, 42% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness.
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

We may make acquisitions, divestitures, or investments in other businesses, which may involve risks or may not be successful.
Generally, we may seek to acquire businesses that broaden our existing product lines and service offerings or expand our geographic reach. There can be no assurance that we will be able to identify suitable acquisition candidates or that our acquisitions or investments in other businesses will be successful. We may also seek to divest business that do not align with our long-term strategy and goal to streamline and simplify our operations. These acquisitions or investments in other businesses may also involve risks, many of which may be unpredictable and beyond our control, and which may have a material adverse effect on our business, financial condition, and results of operations, including risks related to:
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
•the integration of the personnel, operations, technologies, and products of the acquired business, and establishment of internal controls, into the acquired company’s operations;
•our failure to achieve projected synergies or cost savings;
•additional stock-based compensation issued or assumed in connection with an acquisition, including the impact on stockholder dilution and our results of operations;
•our inability to establish uniform standards, controls, procedures, and policies;
•any requirement that we make divestitures of operations or properties in connection with any acquisitions;
•the diversion of management attention and financial resources;
•our inability to obtain approvals from government authorities; and
•any unforeseen management and operational difficulties, particularly if we acquire assets or businesses in new foreign jurisdictions where we have little or no operational experience.
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
Risks Relating to Labor and Supply Chain
Prices and availability of raw materials, freight, energy and other critical inputs we use to manufacture our products are subject to fluctuations due to inflation and other factors, and we may be unable to pass along to our customers the effects of any price increases.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, freight, energy and other inputs. Prices and availability of our critical inputs fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, inflation, political unrest and instability, such as the ongoing military conflict between Russia and Ukraine, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. Changes in the prices of critical inputs have, and may continue to have, a material adverse effect on our business, financial condition, and results of operations.

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
We have short-term supply contracts with certain of our largest suppliers that limit our exposure to short term fluctuations in prices and availability of our materials, but we are susceptible to longer-term fluctuations in prices. Generally, we do not hedge against commodity price fluctuations, but may from time to time. Significant increases in the prices of raw materials for finished goods, including as a result of significant or protracted material shortages due to pandemic or otherwise, may be difficult to pass through to customers and may negatively impact our profitability and net revenues. We may attempt to modify products that use certain raw materials, but these changes may not be successful.
Some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. The current conflict between Russia and Ukraine has, and may continue to, affect the price of oil and natural gas throughout the world and impact the availability of energy supplies and other inputs at our manufacturing sites, particular in Europe. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such sites at normal levels. We have taken actions in an attempt to reduce the impact of energy price increases. However, these efforts may be insufficient to protect us against fluctuations in energy prices or shortages of natural gas and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.
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
We have experienced impacts to our supply chain as a result of COVID-19 and the ongoing military conflict between Russia and Ukraine on the supply chain, which have resulted in delays receiving materials, manufacturing downtime, increased backlogs, and delayed out-bound freight. Although less severe than prior years, we have continued to experience adverse effects of supply chain disruptions in 2022 and may continue to in the future.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. As of December 31, 2022, we had over 23,400 employees worldwide, including approximately 11,800 employees in the U.S. and Canada. Approximately 1,170, or 10%, of our employees in the U.S. and Canada are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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
Our business will suffer if we are unable to retain and recruit executives, managers and employees at a competitive cost.
The success of our business depends upon the skills, experience, and efforts of our executives and other key employees. Our senior management team has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In addition, we rely on the specialized knowledge and experience of certain key technical employees. Our business also depends on our ability to continue to recruit, train, and retain skilled employees, particularly skilled sales personnel. The loss of the services of these key executives and employees, or our inability to hire new personnel with the requisite skills, could have a material adverse effect on our business, financial condition, and results of operations. For example, our ability to develop new products or enhance existing products, sell products to our customers, or manage our business effectively could be impaired if we are unable to retain and attract qualified personnel. In addition, a significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both.
Our pension plan obligations are currently not fully funded, and we may have to make significant cash payments to these plans, which would reduce the cash available for our businesses.
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2022 for our U.S. pension plan were approximately $325.5 million and $11.0 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2022, our foreign defined benefit plans had unfunded pension liabilities of approximately $29.1 million and overfunded pension assets of approximately $1.8 million.
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
Our systems and IT infrastructure have been and may continue to be subject to security breaches and other cybersecurity incidents.

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
We have experienced and expect to continue to experience cybersecurity incidents, such as attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information, some of which have been, and may continue to be, successful. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data or our third partying service providers’, it could cause harm to our reputation or brand and could potentially cause production downtimes, operational delays, and other detrimental impacts on our operations. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products.
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
Legal, regulatory or market measures to address climate change, including proposals to restrict emissions of GHGs and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations.
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
The heightened stakeholder focus on Environmental, Social, and Governance, or “ESG,” issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Specifically, certain stakeholders are beginning to require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions, and we expect this trend to continue and be amplified by the potential adoption of the proposed SEC regulations relating to climate change disclosure. A failure to adequately or timely meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our customers’ products in various industries to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations.
Further, we have established and publicly disclosed other ESG targets and goals and other sustainability commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to meet these targets, goals or commitments on our projected timelines or at all, or if they are not perceived to be sufficiently robust, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business and results of operations. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs.
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
We operate manufacturing and distribution facilities in 19 countries and sell our products in approximately 90 countries around the world. As a result of the international nature of our operations, we may enter from time to time into negotiations and contractual arrangements with parties affiliated with foreign governments and their officials in the ordinary course of business. In connection with these activities, we may be subject to anti-corruption laws in various jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the “FCPA”, the U.K. Bribery Act and other anti-bribery laws applicable to jurisdictions where we do business that prohibit improper payments or offers of payments to foreign government officials and political parties and others for the purpose of obtaining or retaining business, or otherwise receiving discretionary favorable treatment of any kind, and require the maintenance of internal controls to prevent such payments. In particular, we may be held liable for actions taken by agents in foreign countries where we operate, even though such parties are not always subject to our control. We have established anti-bribery/anti-corruption policies and procedures and offer several channels for raising concerns in an effort to comply with the laws and regulations applicable to us. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage. Allegations of violations of the FCPA or other anti-bribery or anti-corruption laws may result in internal, independent, or government investigations. Any determination that we have violated the FCPA or other anti-bribery/anti-corruption laws (whether directly or through acts of others, intentionally or through inadvertence) could result in severe criminal and civil sanctions and other liabilities that could have a material adverse effect on our business, reputation, financial condition, and results of operations.
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
We cannot predict the impact that may result from changes in the federal or administrative landscape as a result of U.S. presidential or congressional elections. While it is not possible to predict whether and when any such changes will occur, changes at the local, state, and federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to: infrastructure renewal programs, changes to immigration policy, modifications to international trade policy, including renegotiation of or withdrawal from trade agreements, the imposition of tariffs or trade restrictions, and changes to financial legislation and public company reporting requirements.
Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations. For example, in the U.S., the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could materially and adversely affect our tax liability. Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved, and are expected to continue to evolve, due in part to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries including the United States, and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
In August 2022, the U.S. Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income, which if applicable for us would be effective January 1, 2023, and an excise tax on corporate stock repurchases after December 31, 2022. We are continuing to evaluate the impact this new law may have on our financial position and results of operations as new guidance is released. Under the current rules we do not meet the requirements of complying with the corporate alternative minimum tax as we do not meet the average annual adjusted book income requirement of $1 billion dollars for three consecutive periods that qualifies a corporation for this potential tax liability. In addition, there are several proposed changes to U.S. and non-U.S. tax legislation, which if enacted, could have a negative impact on our effective tax rate.
Due to widely varying tax rates in the taxing jurisdictions applicable to our business, a change in income generation to higher taxing jurisdictions or away from lower taxing jurisdictions may also have an adverse effect on our financial condition and results of operations.
We make estimates of the potential outcome of uncertain tax issues based on our assessment of relevant risks and facts and circumstances existing at the time, and we use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. These estimates are highly judgmental. Although we believe we adequately provide for any reasonably foreseeable outcome related to these matters, future results may include favorable or unfavorable adjustments to estimated tax liabilities, which may cause our effective tax rate to fluctuate significantly.
In addition, our income tax returns are subject to regular examination by domestic and foreign tax authorities. These taxing authorities may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations. Furthermore, regardless of whether any such challenge is resolved in our favor, the final resolution of such matter could be expensive and time consuming to defend and/or settle.
Changes in accounting standards, new interpretations of existing standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, impairment of goodwill, inventories, lease obligations, pensions, self-insurance, tax matters, and litigation, are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported results.
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
Our Common Stock has been listed for public trading since January 27, 2017. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. The following factors may have a significant impact on the market price of our Common Stock:
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, to repay debt and potentially share repurchases, and have no current plans to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Facilities, Senior Notes, Senior Secured Notes, and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our Common Stock, if any, will provide a return to shareholders for the foreseeable future.
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

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties

Our principal executive office is located in Charlotte, North Carolina. We lease administrative office space in Charlotte, North Carolina; Birmingham, U.K.; and Sydney, Australia. We also own other properties, including sales offices, closed facilities, and administrative office space in Klamath Falls, Oregon.

	Manufacturing	Distribution
North America
United States	46	7
Canada	4	2
St. Kitts	—	1
Mexico	1	—
	51	10
Europe
United Kingdom	2	—
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	2	—
Denmark	3	—
Latvia	3	—
Estonia	3	—
Finland	3	—
	28	1
Australasia
Australia	33	4
Indonesia	2	—
Malaysia	2	—
	37	4
Total JELD-WEN	116	15

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
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 16, 2023, there were approximately 1,365 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from December 31, 2017 through December 31, 2022, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our Common Stock and each index on December 31, 2017, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the S&P 500 Index,
S & P 1500 Building Products Index

$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
JELD-WEN
S&P 500
S&P 1500 Building Products Index

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
JELD-WEN Holding, Inc.	$100.00	$36.09	$59.46	$64.41	$66.95	$24.51
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
S&P 1500 Building Products Index	$100.00	$78.05	$110.97	$142.42	$208.97	$160.15

Equity Compensation Plans
    See Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
Dividends
    We do not currently expect to pay any cash dividends on our Common Stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business, the repayment of debt, and potentially for share repurchases. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws, and other factors that our Board of Directors may deem relevant.
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
Acquisitions and Divestitures
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”). As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). Assuming customary closing conditions are met and subject to court approval, we believe the divestiture will occur within the next twelve months and qualifies for held for sale accounting. We have reclassified certain assets and liabilities to assets held for sale in the accompanying financial statements. We plan to continue to be reporting Towanda within our North America operations until the divestiture is finalized.
For additional information on the Steves litigation and divestiture, see Note 24 - Commitments and Contingencies of our financial statements included elsewhere in this 10-K.

Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include core net revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions and divestitures made within the prior twelve months, and the impact of foreign exchange. Net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact from foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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
•geographical shifts in population and other changes in demographics; and
•changes in weather patterns and extreme weather events.
In addition, we seek to drive demand for our products through the implementation of various strategies and initiatives. We believe we can enhance demand for our new and existing products by:
•innovating and developing new products and technologies;
•investing in branding and marketing strategies, including marketing campaigns in both print and social media, as well as our investments in training curriculum, in-field training and technologies to facilitate remote learning; and
•implementing channel initiatives to enhance our relationships with key channel partners and customers, including optimizing growth through rebate programs in North America.
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
Cost Reduction and Productivity Initiatives
Our senior management team has a proven track record of implementing operational excellence programs at various large, global manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence, productivity, and footprint rationalization programs include:

•reducing labor, overtime, and waste costs by reducing facility count while optimizing manufacturing capacity and improving planning and manufacturing processes;
•increasing rigor and alignment around capital expenditures with a clear linkage to our strategy and optimizing returns;
•generating value through supplier contracting to enable better supplier performance, strengthen our partnerships with strategic suppliers, and unlock additional value within the supply chain;
•reducing or minimizing increases in material costs and improving product function through value-added re-engineering of components;
•redesigning our supply chain network to reduce lead times and optimize inventory levels to increase cash flow; and
•reducing warranty costs by improving quality.
We continue to implement our cost-reduction and productivity strategic initiatives under JEM to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, which may include plant closures and consolidations, headcount reductions, and other various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
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
Freight Costs
    We incur substantial freight and duty costs to third party logistics providers and port authorities to transport raw materials and work-in-process inventory to our manufacturing facilities and to deliver finished goods to our customers. Changes in freight and duty rates as well as the availability of freight services can have a significant impact on our cost of goods sold. Freight and duty costs have risen significantly due to a number of factors that have affected the supply and demand of trucking and port services, including increased regulation, such as logging of miles, increases in general economic activity, labor shortages, and an aging workforce. We attempt to mitigate some of these cost increases through various internal initiatives and to pass a substantial portion of these increases to our customers; however, we may not realize the intended results within the intended timeframe.
Working Capital and Seasonality
Working capital, which we define as accounts receivable plus inventory less accounts payable, fluctuates throughout the year and is affected by seasonality of sales of our products and of customer payment patterns. The peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, generally corresponds with the second and third calendar quarters, and therefore our sales volume is usually higher during those quarters. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, our peak season, and working capital decreases starting in the third quarter as inventory levels and accounts receivable decline. Inventories fluctuate as we manage availability in our supply chain due to the impacts of COVID-19 and the ongoing conflict between Russia and Ukraine, and for certain raw materials with long delivery lead times, as we work through prior shipments and take delivery of new orders. Our working capital balances have been impacted by inflation in the current year due to rising costs in raw materials impacting both inventory and accounts payable as well as higher accounts receivable balances as a result of price realization across our product portfolio.
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. The exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2022 compared to the year ended December 31, 2021 reflected, on average, the U.S. dollar strengthened against the Australian dollar, Canadian dollar, and Euro by 8%, 4% and 13%, respectively. See Item 1A - Risk Factors- Risks Relating to Our Business and Industry, Item 1A - Risk Factors- Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A - Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk.

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
•sales of a wide variety of windows for both residential and certain non-residential uses, to a broad group of wholesale and retail customers primarily in North America and Australia; and
•other sales, including sales of moldings, trim board, cut-stock, glass, hardware and locks, door skins, shower enclosures, wardrobes, window screens, and miscellaneous installation and other services revenue.
Net revenues do not include internal transfers of products between our component manufacturing, product manufacturing and assembly, and distribution facilities.
Cost of Sales
Cost of sales consists primarily of material costs, direct labor and benefit costs, repair and maintenance, depreciation, utility, rent and warranty expenses, outbound freight, insurance and benefits, supervision and tax expenses.
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include glass, wood, wood components, doors, door facings, door parts, hardware, vinyl extrusions, steel, fiberglass, packaging materials, adhesives, resins and other chemicals, core material, and aluminum extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. We have and may continue to experience inflation in our material costs, including increased costs for inbound freight, due to supply chain challenges as a result of COVID-19 and the ongoing conflict between Ukraine and Russia. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk.
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
Goodwill Impairment
Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 5 - Goodwill in our consolidated financial statements included in this 10-K.
Restructuring and Asset Related Charges, Net
Restructuring charges, net consist primarily of all salary-related severance benefits that are accrued and expensed when a restructuring plan has been put into place, the plan has received approval from the appropriate level of management and the benefit is probable and reasonably estimable. In addition to salary-related costs, we incur other restructuring costs and adjustments when facilities are closed or capacity is realigned within the organization. Upon termination of an employment or commercial contract we record liabilities and expenses pursuant to the terms of the relevant agreement. For non-contractual restructuring activities, liabilities and expenses are measured and recorded at fair value in the period in which they are incurred. Asset related charges consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.
Interest Expense, Net
Interest expense, net, relates primarily to interest payments on our credit facilities and debt securities, as well as commitment fees and amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the related facility using the effective interest method. For additional details, see Note 11 - Long-Term Debt in our financial statements for the year ended December 31, 2022 included elsewhere in this 10-K.
Other Income, Net
Other income, net, includes profit and losses related to various miscellaneous non-operating expenses primarily relating to pension benefit income and expenses, governmental assistance, insurance reimbursements, loss on extinguishment of debt, recovery of cost from interest received on impaired notes, gains and losses on sale of business units, property, and equipment, legal settlement income, credit for overpayments of utility expenses, and certain foreign currency related gains and losses, including from our hedging activities used to mitigate foreign exchange impacts.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest related to unrecognized tax benefits in income tax expense. As of December 31, 2022, our U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards were $1,449.6 million in the aggregate and $331.1 million of such NOL carryforwards do not expire. For additional details, see Note 13 - Income Taxes in our financial statements for the year ended December 31, 2022 included elsewhere in this 10-K.
Significant Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Many of the limitations and mandates on operations have been lifted, however, the scope and nature of impacts from COVID-19, most of which are beyond our control, continue to evolve, and the outcome is uncertain. The ultimate effects of the COVID-19 pandemic on us and the end markets we service, are highly uncertain and will depend on future developments. Such effects could exist for an extended period even after the pandemic ends.
In February 2022, the Russian military commenced an invasion of Ukraine, which is ongoing as of the date of this report. As a result, we have experienced shortages in materials and heightened inflation on materials, freight, and other variable costs, such as utilities, primarily in our European operations.
The impact of the ongoing military conflict between Russia and Ukraine and COVID-19 on the global economy including rising prices of raw materials, freight, energy and other critical inputs due to inflation, supply chain disruptions, and the increase in interest rates including home mortgage rates are unpredictable and there may be developments outside our control that may adversely impact our business, operations, and results.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	December 31, 2022		December 31, 2021
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$5,129,179	100.0%	$4,771,719	100.0%
Cost of sales	4,183,753	81.6%	3,796,452	79.6%
Gross margin	945,426	18.4%	975,267	20.4%
Selling, general and administrative	766,092	14.9%	704,892	14.8%
Goodwill impairment	54,885	1.1%	—	—%
Restructuring and asset related charges, net	18,233	0.4%	2,950	0.1%
Operating income	106,216	2.1%	267,425	5.6%
Interest expense, net	82,060	1.6%	77,566	1.6%
Other income, net	(54,881)	(1.1)%	(14,503)	(0.3)%
Income before taxes	79,037	1.5%	204,362	4.3%
Income tax expense	33,310	0.6%	35,540	0.7%
Net income	$45,727	0.9%	$168,822	3.5%
Consolidated Results
Net Revenues – Net revenues increased $357.5 million, or 7.5%, to $5,129.2 million in the year ended December 31, 2022 from $4,771.7 million in the year ended December 31, 2021. The increase was driven by core revenue growth of 12%, partially offset by a 5% adverse foreign exchange impact. Core revenues increased due to a 13% benefit from price realization mostly related to significant cost inflation, partially offset by reductions in volume/mix of 1%.

Gross Margin – Gross margin decreased $29.8 million, or 3.1%, to $945.4 million in the year ended December 31, 2022 from $975.3 million in the year ended December 31, 2021. Gross margin as a percentage of net revenues was 18.4% in the year ended December 31, 2022 and 20.4% in the year ended December 31, 2021. The decrease in gross margin percentage was due primarily to the timing differences between increased input costs and our pricing actions in our end markets.
SG&A Expense – SG&A expense increased $61.2 million, or 8.7%, to $766.1 million in the year ended December 31, 2022 from $704.9 million in the year ended December 31, 2021. SG&A expense as a percentage of net revenues increased to 14.9% in the year ended December 31, 2022 from 14.8% in the year ended December 31, 2021. The increase in SG&A expense and SG&A as a percentage of net revenues was primarily due to increased variable compensation expenses, self-insurance costs, and sales and marketing expenses, partially offset by decreased legal and professional fees.
Goodwill Impairment – Goodwill impairment charges of $54.9 million in the year ended December 31, 2022 relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 5 - Goodwill in our consolidated financial statements included in this 10-K.
Restructuring and Asset Related Charges, Net – Restructuring and asset related charges, net, increased $15.3 million, or 518.1%, to $18.2 million in the year ended December 31, 2022 from $3.0 million in the year ended December 31, 2021. The increase in restructuring charges is primarily due to strategic transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments as well as changes to the management structure to align with our operations.
Interest Expense, Net – Interest expense, net, increased $4.5 million, or 5.8%, to $82.1 million in the year ended December 31, 2022 from $77.6 million in the year ended December 31, 2021. The increase was primarily due to an increase to the cost of borrowing on our Term Loan Facility and increased borrowings on the ABL Facility in the current period, partially offset by interest income from interest rate derivatives in the current period, higher interest income earned on cash balances, and the repayment of the term loan portion of the Australia Facility during the second quarter of 2021.
Other Income, Net – Other income, net increased $40.4 million, or 278.4%, to $54.9 million in the year ended December 31, 2022 from $14.5 million in the year ended December 31, 2021. Other income in the year ended December 31, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, legal settlement income of $10.5 million, a net gain on sale or disposal of property and equipment of $8.1 million, reimbursements from governmental assistance and insurance of $8.0 million, pension income of $4.5 million, foreign currency gains of $2.3 million, and a credit for overpayments of utility expenses of $2.0 million. Other income, net in the year ended December 31, 2021 primarily consisted of foreign currency gains of $9.9 million and reimbursements from governmental pandemic assistance relating to COVID-19 and insurance of $3.2 million, partially offset by a loss on sale or disposal of property and equipment of $2.0 million and a loss on extinguishment of debt of $1.3 million.
Income Taxes – Income tax expense decreased $2.2 million, or 6.3%, to $33.3 million in the year ended December 31, 2022 from $35.5 million in the year ended December 31, 2021. The effective tax rate in the year ended December 31, 2022 was 42.1% compared to 17.4% in the year ended December 31, 2021. The increase in the effective tax rate in the year ended December 31, 2022 was primarily due to the goodwill impairment charge of $54.9 million. The decrease in tax expense of $2.2 million in the current period was primarily due to a decrease in income before taxes, partially offset by the mix of income earned between jurisdictions in which the Company does business. For more information, refer to Note 13 - Income Taxes in our consolidated financial statements included in this 10-K.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	December 31, 2021		December 31, 2020
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,771,719	100.0%	$4,235,677	100.0%
Cost of sales	3,796,452	79.6%	3,333,770	78.7%
Gross margin	975,267	20.4%	901,907	21.3%
Selling, general and administrative	704,892	14.8%	702,715	16.6%
Restructuring and asset related charges, net	2,950	0.1%	10,469	0.2%
Operating income	267,425	5.6%	188,723	4.5%
Interest expense, net	77,566	1.6%	74,800	1.8%
Other income, net	(14,503)	(0.3)%	(2,752)	(0.1)%
Income before taxes	204,362	4.3%	116,675	2.8%
Income tax expense	35,540	0.7%	25,089	0.6%
Net income	$168,822	3.5%	$91,586	2.2%
Consolidated Results
Net Revenues – Net revenues increased $536.0 million, or 12.7%, to $4,771.7 million in the year ended December 31, 2021 from $4,235.7 million in the year ended December 31, 2020. The increase was due to an improvement in core revenues of 10% and a positive impact from foreign exchange of 3%. Core revenues increased due to a 7% benefit from price realization and favorable volume/mix of 3%.
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
Restructuring and Asset Related Charges, Net – Restructuring and asset related charges, net decreased $7.5 million, or 71.8%, to $3.0 million in the year ended December 31, 2021 from $10.5 million in the year ended December 31, 2020. Charges incurred in 2021 primarily relate to ongoing restructuring projects within our Europe segment and asset related charges in North America. Charges incurred in 2020 primarily related to severance charges for ongoing restructuring projects across all segments as well as asset related charges primarily related to accelerated amortization of capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use. For more information, refer to Note 19 - Impairment and Asset Related Charges, Net to our consolidated financial statements included in this 10-K.
Interest Expense, Net – Interest expense, net, increased $2.8 million, or 3.7%, to $77.6 million in the year ended December 31, 2021 from $74.8 million in the year ended December 31, 2020. The increase was primarily due to interest on our Senior Secured Notes issued in May 2020, partially offset by lower interest rates throughout 2021.
Other Income, Net – Other income, net increased $11.8 million, or 427.0%, to $14.5 million in the year ended December 31, 2021 from $2.8 million in the year ended December 31, 2020. Other income, net in the year ended December 31, 2021 primarily consisted of foreign currency gains of $9.9 million and reimbursements from governmental pandemic assistance relating to COVID-19 and insurance of $3.2 million, partially offset by a loss on sale or disposal of property and equipment of $2.0 million and a loss on extinguishment of debt of $1.3 million. Other income, net in the year ended December 31, 2020 primarily consisted of foreign currency losses of $11.9 million and pension expense of $1.6 million, offset by reimbursements from governmental pandemic assistance relating to COVID-19 of $7.4 million, a gain on sale of property and equipment of $4.1 million, and insurance reimbursements of $1.4 million.

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
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: (income) loss from discontinued operations, net of tax; income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and asset related charges, net; net (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other items.
Reconciliations of net income to Adjusted EBITDA for our segments’ operations are as follows:

	Year Ended December 31, 2022
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Net income (loss)	$260,590	$(50,796)	$25,355	$235,149	$(189,422)	$45,727
Income tax expense(1)	6,963	3,307	12,363	22,633	10,677	33,310
Depreciation and amortization	69,427	31,139	18,622	119,188	12,566	131,754
Interest expense, net	4,011	6,193	3,130	13,334	68,726	82,060
Goodwill impairment	—	54,885	—	54,885	—	54,885
Restructuring and asset related charges, net	7,338	6,042	611	13,991	4,242	18,233
Net (gain) loss on sale of property and equipment	(8,397)	354	(22)	(8,065)	8	(8,057)
Share-based compensation expense	4,870	2,729	1,592	9,191	6,977	16,168
Non-cash foreign exchange transaction/translation loss	148	876	1,024	2,048	12,500	14,548
Other items(2)	7,935	19,596	2,899	30,430	3,098	33,528
Adjusted EBITDA	$352,885	$74,325	$65,574	$492,784	$(70,628)	$422,156
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of US Operations.
(2)Other non-recurring items not core to ongoing business activity for the year ended December 31, 2022 is primarily driven by $16,304 of facility closure, consolidation, and other related costs and adjustments in our European segment; as well as Corporate and unallocated costs of $8,784 in net legal and professional expenses and settlements, primarily relating to litigation, M&A evaluations, and strategic transformation initiatives, including $(10,500) of income resulting from a legal settlement, and $2,929 relating primarily to exit costs for executives.

	Year Ended December 31, 2021
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Net income (loss)	$255,975	$66,596	$32,163	$354,734	$(185,912)	$168,822
Income tax expense (benefit)(1)	5,704	16,980	14,011	36,695	(1,155)	35,540
Depreciation and amortization	72,095	32,855	20,892	125,842	11,405	137,247
Interest expense, net	6,080	9,282	4,060	19,422	58,144	77,566
Restructuring and asset related charges, net	1,200	1,453	394	3,047	(97)	2,950
Net loss (gain) on sale of property and equipment	1,589	584	(37)	2,136	(87)	2,049
Share-based compensation expense	5,472	2,096	221	7,789	12,420	20,209
Non-cash foreign exchange transaction/translation (income)	(51)	(10,108)	(585)	(10,744)	(3,025)	(13,769)
Other items(2)	4,817	7,554	329	12,700	21,765	34,465
Adjusted EBITDA	$352,881	$127,292	$71,448	$551,621	$(86,542)	$465,079
(1)Income tax expense (benefit) in Corporate and unallocated costs includes the tax impact of US Operations.
(2)Other non-recurring items not core to ongoing business activity for the year ended December 31, 2021 is primarily driven by Corporate and unallocated costs of $17,752 in legal and professional expenses relating primarily to litigation.

	Year Ended December 31, 2020
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Net income (loss)	$217,407	$66,403	$21,954	$305,764	$(214,178)	$91,586
Income tax expense (benefit)(1)	4,284	13,817	11,420	29,521	(4,432)	25,089
Depreciation and amortization	77,361	29,712	19,341	126,414	8,209	134,623
Interest expense, net	5,377	9,451	5,515	20,343	54,457	74,800
Restructuring and asset related charges, net	3,164	3,682	320	7,166	3,303	10,469
Net (gain) loss on sale of property and equipment	(4,102)	(164)	45	(4,221)	68	(4,153)
Share-based compensation expense	4,836	1,201	1,978	8,015	8,384	16,399
Non-cash foreign exchange transaction/translation (income) loss	(39)	9,499	1,245	10,705	2,199	12,904
Other items(2)	7,664	2,762	631	11,057	73,640	84,697
Adjusted EBITDA	$315,952	$136,363	$62,449	$514,764	$(68,350)	$446,414
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of US Operations.
(2)Other non-recurring items not core to ongoing business activity for the year ended December 31, 2020 is primarily driven by Corporate and allocated costs of $66,565 in legal and professional expenses relating primarily to litigation and $6,700 in environmental matters.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

(amounts in thousands)	December 31, 2022	December 31, 2021
Net revenues from external customers			% Variance
North America	$3,259,353	$2,829,240	15.2%
Europe	1,284,455	1,352,450	(5.0)%
Australasia	585,371	590,029	(0.8)%
Total Consolidated	$5,129,179	$4,771,719	7.5%
Percentage of total consolidated net revenues
North America	63.5%	59.3%
Europe	25.0%	28.3%
Australasia	11.5%	12.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA
North America	$352,885	$352,881	—%
Europe	74,325	127,292	(41.6)%
Australasia	65,574	71,448	(8.2)%
Corporate and unallocated costs	(70,628)	(86,542)	(18.4)%
Total Consolidated	$422,156	$465,079	(9.2)%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.8%	12.5%
Europe	5.8%	9.4%
Australasia	11.2%	12.1%
Total Consolidated	8.2%	9.7%
North America
Net revenues in North America increased $430.1 million, or 15.2%, to $3,259.4 million in the year ended December 31, 2022 from $2,829.2 million in the year ended December 31, 2021. The increase was due to an increase in core revenues of 15%. Core revenues increased due to a 14% benefit from price realization mostly related to significant cost inflation, and positive volume/mix of 1%.
Adjusted EBITDA in North America remained relatively consistent at $352.9 million in the year ended December 31, 2022 and December 31, 2021, respectively. While Adjusted EBITDA increased slightly primarily driven by improved volume/mix and productivity, the increase was offset by higher SG&A expenses.
Europe
Net revenues in Europe decreased $68.0 million, or 5.0%, to $1,284.5 million in the year ended December 31, 2022 from $1,352.5 million in the year ended December 31, 2021. The decrease was primarily due to a 12% adverse impact from foreign exchange, partially offset by an increase in core revenue of 7%. Core revenues increased due to an 11% benefit from price realization mostly related to significant cost inflation, partially offset by lower volume/mix of 4%.
Adjusted EBITDA in Europe decreased $53.0 million, or 41.6%, to $74.3 million in the year ended December 31, 2022 from $127.3 million in the year ended December 31, 2021. The decrease was primarily due to lower volume/mix, higher SG&A expenses, and negative price/cost, partially offset by improved productivity.
Australasia
Net revenues in Australasia decreased $4.7 million, or 0.8%, to $585.4 million in the year ended December 31, 2022 from $590.0 million in the year ended December 31, 2021. The decrease was primarily due to a negative impact from foreign exchange of 8%, partially offset by an increase in core revenues of 7%. Core revenues increased due to an 8% benefit from price realization mostly related to significant cost inflation, partially offset by reduced volume/mix of 1%.

Adjusted EBITDA in Australasia decreased $5.9 million, or 8.2%, to $65.6 million in the year ended December 31, 2022 from $71.4 million in the year ended December 31, 2021. The decrease was primarily due to higher SG&A expenses and unfavorable volume/mix, partially offset by favorable price/cost.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the year ended December 31, 2022 by $15.9 million, or 18.4%, compared to the year ended December 31, 2021 primarily due to the recovery of cost from interest received on impaired notes, a gain on foreign exchange transactions, reduced legal and professional fees, and insurance recoveries, partially offset by increased variable compensation and self-insurance costs in the current period.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

(dollars in thousands)	December 31, 2021	December 31, 2020
Net revenues from external customers			% Variance
North America	$2,829,240	$2,528,993	11.9%
Europe	1,352,450	1,187,777	13.9%
Australasia	590,029	518,907	13.7%
Total Consolidated	$4,771,719	$4,235,677	12.7%
Percentage of total consolidated net revenues
North America	59.3%	59.7%
Europe	28.3%	28.0%
Australasia	12.4%	12.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$352,881	$315,952	11.7%
Europe	127,292	136,363	(6.7)%
Australasia	71,448	62,449	14.4%
Corporate and Unallocated costs	(86,542)	(68,350)	26.6%
Total Consolidated	$465,079	$446,414	4.2%
Adjusted EBITDA as a percentage of segment net revenues
North America	12.5%	12.5%
Europe	9.4%	11.5%
Australasia	12.1%	12.0%
Total Consolidated	9.7%	10.5%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 14 - Segment Information in our consolidated financial statements.
North America
Net revenues in North America increased $300.2 million, or 11.9%, to $2,829.2 million in the year ended December 31, 2021 from $2,529.0 million in the year ended December 31, 2020. The increase was primarily due to an increase in core revenues of 12%. Core revenues increased due to a 10% benefit from price realization and favorable volume/mix of 2%.
Adjusted EBITDA in North America increased $36.9 million, or 11.7%, to $352.9 million in the year ended December 31, 2021 from $316.0 million in the year ended December 31, 2020. The increase was due to favorable pricing, volume growth, and positive manufacturing variances, partially offset by the impact of inflation on material costs, freight, and labor compensation.
Europe
Net revenues in Europe increased $164.7 million, or 13.9%, to $1,352.5 million in the year ended December 31, 2021 from $1,187.8 million in the year ended December 31, 2020. The increase was primarily due to an increase in core revenue of 9% and a positive impact from foreign exchange of 5%. Core revenues increased due to a 5% benefit from price realization and favorable volume/mix of 4%.
Adjusted EBITDA in Europe decreased $9.1 million, or 6.7%, to $127.3 million in the year ended December 31, 2021 from $136.4 million in the year ended December 31, 2020. The decrease was primarily due to the impact of inflation on material costs, freight, and labor compensation in the current period, partially offset by favorable pricing and positive manufacturing variances.

Australasia
Net revenues in Australasia increased $71.1 million, or 13.7%, to $590.0 million in the year ended December 31, 2021 from $518.9 million in the year ended December 31, 2020. The increase was primarily due to a positive impact from foreign exchange of 9% and an increase in core revenues of 5%. Core revenues increased due to favorable volume/mix of 3% and 2% benefit from price realization.
Adjusted EBITDA in Australasia increased $9.0 million, or 14.4%, to $71.4 million in the year ended December 31, 2021 from $62.4 million in the year ended December 31, 2020. The increase was primarily due to improved volume/mix and positive manufacturing variances, partially offset by the impact of inflation on material costs.
Corporate and unallocated costs
Corporate and unallocated costs increased in the year ended December 31, 2021 by $18.2 million, or 26.6%, compared to the year ended December 31, 2020 primarily due to the non-recurrence of certain savings from cost reduction measures implemented in 2020 in response to COVID-19, primarily related to salary and benefits, and the impact of inflation as well as increased health benefit costs and software related expenditures, partially offset by reduced variable compensation expenses.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, which represent the substantial majority of our revenues, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of December 31, 2022, we had total liquidity (a non-GAAP measure) of $645.5 million, consisting of $219.4 million in unrestricted cash, $410.7 million available for borrowing under the ABL Facility, and AUD 22.8 million ($15.4 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $837.8 million as of December 31, 2021. The decrease in total liquidity was primarily due to both lower cash balances and lower availability on our ABL Facility at December 31, 2022 compared to December 31, 2021. The main drivers to our lower cash balances are decreased earnings, higher working capital balances, and share repurchases, partially offset by the non-recurrence of legal settlements paid in 2021. The reduced ABL Facility availability is driven by increased borrowings in the current period compared to the prior year end.
As of December 31, 2022, our cash balances, including $1.5 million of restricted cash, consisted of $13.5 million in the U.S. and $207.4 million in non-U.S. subsidiaries. During the fiscal year ended December 31, 2022, the Company repatriated $132.8 million from non-U.S. subsidiaries and repaid a portion of the outstanding ABL Facility. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $7.2 million in the year ended December 31, 2022. A 1.0% increase in interest rates would have increased our interest expense by $7.3 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, we have significant contractual obligations and commitments as of December 31, 2022 relating to the following:
•Long-term debt and interest obligations – As of December 31, 2022 our outstanding debt balance was $1,759.2 million. See Note 11 - Long-Term Debt to our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2022, taking into account scheduled maturities and amortization payments. As of December 31, 2022, we estimate interest payments of $81.1 million due in 2023 and $315.9 million due in 2024 and thereafter.
•Finance and operating lease obligations – As of December 31, 2022, our remaining contractual commitments for finance and operating leases was $212.2 million. See Note 7 - Leases to our consolidated financial statements for additional details regarding the timing of expected future payments
•Purchase obligations – As of December 31, 2022, we have purchase obligations of $29.2 million due in 2023 and $14.4 million due in 2024 and thereafter. These purchase obligations are primarily relating to software hosting services and in-bound freight. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
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
In May 2020, we issued $250.0 million of Senior Secured Notes, the proceeds of which were used to repay the outstanding balance under our ABL Facility, with the remainder to be used for general corporate purposes. In addition, we amended our Australia Senior Credit Facility to add AUD 30.0 million of additional revolving loan capacity. This supplemental facility matured on June 30, 2021 and was not renewed.
As of December 31, 2022, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 11 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended
(amounts in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash provided by (used in):
Operating activities	$30,337	$175,666	$355,655
Investing activities	(67,030)	(92,361)	(82,003)
Financing activities	(120,014)	(401,209)	207,909
Effect of changes in exchange rates on cash and cash equivalents	(19,315)	(21,800)	25,157
Net change in cash and cash equivalents	$(176,022)	$(339,704)	$506,718
Cash Flow from Operations
Net cash provided by operating activities decreased $145.3 million to $30.3 million net cash used in the year ended December 31, 2022 compared to $175.7 million net cash provided in the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily due to increased working capital and decreased earnings in the current year, partially offset by non-recurrence of legal settlements paid in 2021.
Net cash provided by operating activities decreased $180.0 million to $175.7 million in the year ended December 31, 2021 compared to $355.7 million in the year ended December 31, 2020. The decrease in cash provided by operating activities was due primarily to increased inventory costs, increased accounts receivable, cash paid for legal settlements, and increased cash taxes, partially offset by increased earnings.

Cash Flow from Investing Activities
Net cash used in investing activities decreased $25.3 million to $67.0 million in the year ended December 31, 2022 compared to $92.4 million in the year ended December 31, 2021 primarily due to cash received from the recovery of cost from interest received on impaired notes of $14.0 million, an increase in cash received from the sale of property and equipment, and a reduction in capital expenditures.
Net cash used in investing activities increased $10.4 million to $92.4 million in the year ended December 31, 2021 compared to $82.0 million in the year ended December 31, 2020 primarily due to a decrease in proceeds from the sale of property, plant and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities was $120.0 million in the year ended December 31, 2022 and consisted primarily of repurchases of our Common Stock of $132.0 million, partially offset by net borrowings of $12.7 million.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of December 31, 2022 was $800.7 million.

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
Acquisitions
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the fair value of the acquired assets exceeds the purchase price the difference is recorded as a bargain purchase in other (income) expense, net. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the comparative consolidated financial statements in the period in which the adjustment amount will be determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions.
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
When a triggering event is identified, we perform an impairment test by reviewing the expected undiscounted cash flows generated from the anticipated use and eventual disposition of the asset group compared to the carrying value of the asset group. If the expected undiscounted cash flows are less than the carrying value of the asset group, then we recognize an impairment loss, and the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows. For depreciable long-lived assets and an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset. Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets.
Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative goodwill impairment test using the income approach (implied fair value measured on a non-recurring basis using level 3 inputs). Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment.
We identified three reporting units for the purpose of conducting our goodwill impairment assessment: North America, Europe and Australasia. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
During the quarter ended September 24, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within our North America and Europe reporting units. These factors included the macroeconomic environment in each region including increasing interest rates, persistent inflation, and operational inefficiencies attributable to ongoing global supply chain disruptions, the continuing geopolitical environment in Europe associated with the war in Ukraine, and foreign exchange fluctuations. These factors have negatively impacted our business performance. Based upon the results of our interim impairment analysis, we concluded that the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined that our North America reporting unit was not impaired.
We performed our annual impairment assessment as of the beginning of our December fiscal month of 2022 using a quantitative analysis for our North American and Europe reporting units and a qualitative analysis for our Australasia reporting unit. At the assessment date, our qualitative analysis of Australasia supported a conclusion that there is more than a 50% likelihood that the fair value of the reporting exceeds its carrying value. Quantitatively, we determined that the fair value of our North America and Europe reporting units would have to decline by approximately 11% and 9%, respectively, to be considered for potential impairment. Keeping all other assumptions consistent, an increase in the discount rate of 1% would result in the fair value of a reporting unit over its carrying value of 2% for our North American reporting unit and would result in the carrying value exceeding fair value by 2% for our Europe reporting units.
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
    We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2022 and December 31, 2021. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
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
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three-year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three-year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021 and thereafter, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three year performance targets on return on invested capital (“ROIC”) and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 5.39% at December 31, 2022 from 2.88% at December 31, 2021. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post-retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2022 by approximately $8.9 million, however the estimated fiscal year 2023 pension expense would remain unchanged. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2022 by approximately $8.5 million and would decrease estimated fiscal year 2023 pension expense by approximately $0.1 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2023 net periodic pension expense by approximately $3.1 million.
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
Capital Expenditures
We expect that our capital expenditures will be focused on supporting our cost reduction and efficiency improvement projects sustaining our current manufacturing operations. We are subject to health, safety, and environmental regulations that may require us to make capital expenditures to ensure our facilities are compliant with those various regulations.

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
Exchange Rate Risk
    We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. Exchange rates had a negative impact of 5% on our consolidated net revenues in the year ended December 31, 2022 as compared to a positive impact of 3% in the year ended December 31, 2021. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Australian dollar, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
We use short-term foreign currency forward contracts to mitigate the impact of foreign exchange fluctuations on consolidated earnings. As of December 31, 2022, we held foreign currency derivative contracts, with a total notional amount of $80.0 million in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, and capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We also used foreign currency derivative contracts, with a total notional amount of $85.1 million as of December 31, 2022, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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
Interest Rate Risk
    We are exposed to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate derivatives, such as interest rate swaps or caps when we deem it to be appropriate. We do not use financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would primarily be based on the difference between outstanding variable rate debt and the notional amount of any interest rate derivatives. We assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We monitor interest rate risk attributable to our outstanding debt obligations, involving the use of analytical techniques to determine the potential impact of interest rate volatility on future interest payments.
    In 2021, ICE Benchmark Administration Limited (IBA) confirmed it would cease publication of the one-week and two-month USD LIBOR tenors immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR tenors immediately following the LIBOR publication on June 30, 2023. As a result, we may incur incremental interest expense depending on the new standard determined. We have elected certain optional expedients provided by ASC Topic 848 Reference Rate Reform in order to mitigate the risk of dedesignation of our hedged interest rate swaps, which could result in an increase in interest expense. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. Although our ABL Facility agreement and Term Loan Facility agreement contain provisions intended to address the anticipated unavailability of LIBOR, we may need to amend these and other contracts to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
    Generally, we do not use derivatives or similar instruments to hedge commodity price fluctuations, but may from time to time. We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
    The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
    The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8- Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information
None.
Item 9C - Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. The other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be held on May 3, 2023, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
Item 11 - Executive Compensation
    The information required by this item is incorporated by reference to the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
    The following table sets forth information with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,994,272(2)	$21.48	4,535,951(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,994,272	$21.48	4,535,951

(1)Excludes RSUs and PSUs, which have no exercise price.

(2)Consists of shares underlying 1,716,944 stock options, 1,997,512 RSUs, and 279,816 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Third Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.2	May 4, 2022
4.1*	Description of Securities.
4.2	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including for of Note).	8-K	001-38000	4.1	December 14, 2017
4.3	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.4	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.5	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	10-K	001-38000	4.9	February 23, 2021
4.6	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes).	8-K	001-38000	4.1	May 5, 2020
4.7	First Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., subsidiaries of JELD-WEN, Inc., and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.1	November 3, 2020
4.8	Second Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and WilmingtonTrust, National Association, as Trustee and Notes Collateral Agent.	10-K	001-38000	4.12	February 23, 2021
4.9	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent.	8-K	001-38000	4.2	May 5, 2020
4.10	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.11	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD_WEN, Inc., the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent.	10-Q	001-38000	10.2	August 2, 2021
10.8	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.9	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.10	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.11	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.12	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.13	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.14	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	10-Q	001-38000	10.3	August 2, 2021
10.15+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.16+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.17+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.18*+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.
10.19+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-Q	001-38000	10.2	April 30, 2021
10.20+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.20	February 22, 2022
10.21+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.21	February 22, 2022
10.22+	JELD-WEN Holding, Inc. 2022 Management Incentive Plan.	10-K	001-38000	10.22	February 22, 2022
10.23+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.24+	Form of Separation Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	September 24, 2022
10.25+	Amendment to Executive Employment Agreement between JELD-WEN, Holding, Inc. and Kevin C. Lilly, effective August 3, 2022.	10-Q	001-38000	10.2	September 24, 2022
10.26+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	August 5, 2020
10.27	The JELD-WEN Deferred Compensation Plan, effective April 1, 2022	8-K	001-38000	10.1	February 18, 2022
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.	10-K	001-38000	22.1	February 22, 2022
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16 - Form 10-K Summary
    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Julie Albrecht
Julie Albrecht
Executive Vice President and Chief Financial Officer

Date: February 21, 2023

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julie Albrecht and Roya Behnia, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Christensen	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
William J. Christensen
/s/ Julie Albrecht	Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Julie Albrecht
/s/ Scott Vining	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Scott Vining
/s/ Roderick C. Wendt	Vice Chair and Director	February 21, 2023
Roderick C. Wendt
/s/ Catherine A. Halligan	Director	February 21, 2023
Catherine Halligan
/s/ Tracey I. Joubert	Director	February 21, 2023
Tracey I. Joubert
/s/ Cynthia Marshall	Director	February 21, 2023
Cynthia Marshall
/s/ David Nord	Chair	February 21, 2023
David Nord
/s/ Suzanne Stefany	Director	February 21, 2023
Suzanne Stefany

Signature	Title	Date
/s/ Bruce Taten	Director	February 21, 2023
Bruce Taten
/s/ Steven E. Wynne	Director	February 21, 2023
Steven E. Wynne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim and Annual Goodwill Impairment Assessments – North America and Europe Reporting Units

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $460.5 million as of December 31, 2022, and the goodwill associated with the North America and Europe reporting units was $182.3 million and $199.7 million, respectively. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. During the quarter ended September 24, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within the North America and Europe reporting units. Based on the results of the interim impairment assessment, management concluded that the carrying value of the Europe reporting unit exceeded its fair value and recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, management determined that the North America reporting unit was not impaired. Management performed its annual goodwill impairment assessment as of the beginning of the December fiscal month of 2022 and determined that the fair value of the North America and Europe reporting units exceeded their net carrying value and no additional goodwill impairment was recorded. Management estimates the fair value of reporting units using the income approach. Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis that contains significant assumptions including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments for the North America and Europe reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the North America and Europe reporting units. These procedures included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates. Evaluating management’s assumptions related to revenue growth rates, expected EBITDA margins, and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and assumptions related to terminal growth rates and discount rates.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 21, 2023

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2022	2021	2020
Net revenues	$5,129,179	$4,771,719	$4,235,677
Cost of sales	4,183,753	3,796,452	3,333,770
Gross margin	945,426	975,267	901,907
Selling, general and administrative	766,092	704,892	702,715
Goodwill impairment	54,885	—	—
Restructuring and asset related charges, net	18,233	2,950	10,469
Operating income	106,216	267,425	188,723
Interest expense, net	82,060	77,566	74,800
Other income, net	(54,881)	(14,503)	(2,752)
Income before taxes	79,037	204,362	116,675
Income tax expense	33,310	35,540	25,089
Net income	$45,727	$168,822	$91,586

Weighted average common shares outstanding:
Basic	86,374,499	96,563,155	100,633,392
Diluted	87,075,176	98,371,142	101,681,981
Net income per share
Basic	$0.53	$1.75	$0.91
Diluted	$0.53	$1.72	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
Net income	$45,727	$168,822	$91,586
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $1,502, $(4,096), and $0, respectively	(71,811)	(77,904)	105,442
Interest rate hedge adjustments, net of tax expense (benefit) of $3,268, $1,302, and $(468), respectively	9,668	3,850	(1,384)
Defined benefit pension plans, net of tax expense (benefit) of $4,104, $13,226, and $(3,800), respectively	13,255	39,001	(11,476)
Total other comprehensive (loss) income, net of tax	(48,888)	(35,053)	92,582
Comprehensive (loss) income	$(3,161)	$133,769	$184,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$219,405	$395,596
Restricted cash	1,463	1,294
Accounts receivable, net	603,748	552,041
Inventories	666,455	615,971
Other current assets	78,787	55,531
Assets held for sale	125,748	119,424
Total current assets	1,695,606	1,739,857
Property and equipment, net	762,486	798,804
Deferred tax assets	195,180	204,232
Goodwill	460,505	545,213
Intangible assets, net	192,105	222,181
Operating lease assets, net	167,880	201,781
Other assets	27,599	26,603
Total assets	$3,501,361	$3,738,671
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$320,682	$418,774
Accrued payroll and benefits	133,637	135,989
Accrued expenses and other current liabilities	291,876	289,676
Current maturities of long-term debt	34,391	38,561
Liabilities held for sale	6,040	5,868
Total current liabilities	786,626	888,868
Long-term debt	1,713,238	1,667,696
Unfunded pension liability	35,505	61,438
Operating lease liability	135,822	166,318
Deferred credits and other liabilities	97,898	102,879
Deferred tax liabilities	8,724	9,254
Total liabilities	2,777,813	2,896,453
Commitments and contingencies (Note 24)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,347,712 and 90,193,550 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	843	902
Additional paid-in capital	734,853	719,451
Retained earnings	130,486	215,611
Accumulated other comprehensive loss	(142,634)	(93,746)
Total shareholders’ equity	723,548	842,218
Total liabilities and shareholders’ equity	$3,501,361	$3,738,671
The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2022		December 31, 2021		December 31, 2020
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	90,193,550	$902	100,806,068	$1,008	100,668,003	$1,007
Shares issued for exercise/vesting of share-based compensation awards	1,128,181	11	1,011,439	10	427,950	5
Shares repurchased	(6,848,356)	(69)	(11,564,009)	(115)	(265,589)	(3)
Shares surrendered for tax obligations for employee share-based transactions	(125,663)	(1)	(59,948)	(1)	(24,296)	(1)
Balance at period end	84,347,712	$843	90,193,550	$902	100,806,068	$1,008
Additional paid-in capital
Balance at beginning of period		$720,124		$691,360		$672,445
Shares issued for exercise/vesting of share-based compensation awards		1,998		10,174		2,979
Shares surrendered for tax obligations for employee share-based transactions		(2,764)		(1,619)		(463)
Amortization of share-based compensation		16,168		20,209		16,399
Balance at period end		735,526		720,124		691,360
Employee stock notes
Balance at beginning of period		(673)		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—		—
Balance at period end		(673)		(673)		(673)
Balance at period end		$734,853		$719,451		$690,687
Retained earnings
Balance at beginning of period		$215,611		$371,462		$290,583
Shares repurchased		(130,852)		(324,673)		(4,997)
Adoption of new accounting standard ASU No. 2016-13		—		—		(5,710)
Net income		45,727		168,822		91,586
Balance at period end		$130,486		$215,611		$371,462
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(93,746)		$(58,693)		$(151,275)
Foreign currency adjustments		(71,811)		(77,904)		105,442
Unrealized gain (loss) on interest rate hedges		9,668		3,850		(1,384)
Net actuarial pension gain (loss)		13,255		39,001		(11,476)
Balance at period end		$(142,634)		$(93,746)		$(58,693)

Total shareholders’ equity at period end		$723,548		$842,218		$1,004,464

The accompanying notes are an integral part of these Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$45,727	$168,822	$91,586
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	131,754	137,247	134,623
Deferred income taxes	(4,394)	(14,973)	(9,063)
Net (gain) loss on disposition of assets	(7,969)	1,979	(4,122)
Goodwill impairment	54,885	—	—
Adjustment to carrying value of assets	2,375	2,076	5,537
Amortization of deferred financing costs	3,150	3,175	2,679
Loss on extinguishment of debt	—	1,001	—
Stock-based compensation	16,168	20,209	16,399
Contributions to U.S. pension plan	—	—	(12,619)
Amortization of U.S. pension expense	1,798	9,092	6,852
Recovery of cost from interest received on impaired notes	(13,953)	—	—
Other items, net	24,597	3,804	21,125
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(79,692)	(91,920)	10,819
Inventories	(73,575)	(134,482)	9,849
Other assets	(4,875)	(14,575)	5,520
Accounts payable and accrued expenses	(58,615)	70,184	62,880
Change in short term and long-term tax liabilities	(7,044)	14,027	13,590
Net cash provided by operating activities	30,337	175,666	355,655
INVESTING ACTIVITIES
Purchases of property and equipment	(83,217)	(83,603)	(77,692)
Proceeds from sale of property and equipment	11,871	3,166	14,308
Purchase of intangible assets	(9,003)	(16,090)	(19,204)
Recovery of cost from interest received on impaired notes	13,953	—	—
Cash received for notes receivable	94	4,166	585
Change in securities for deferred compensation plan	(728)	—	—
Net cash used in investing activities	(67,030)	(92,361)	(82,003)
FINANCING ACTIVITIES
Change in long-term debt	12,729	(86,051)	210,858
Common stock issued for exercise of options	2,009	10,184	2,984
Common stock repurchased	(131,987)	(323,722)	(5,000)
Payments to tax authorities for employee share-based compensation	(2,765)	(1,620)	(933)
Net cash (used in) provided by financing activities	(120,014)	(401,209)	207,909
Effect of foreign currency exchange rates on cash	(19,315)	(21,800)	25,157
Net (decrease) increase in cash and cash equivalents	(176,022)	(339,704)	506,718
Cash, cash equivalents and restricted cash, beginning	396,890	736,594	229,876
Cash, cash equivalents and restricted cash, ending	$220,868	$396,890	$736,594
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
Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation.
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
Share Repurchases – On July 27, 2021, the Board of Directors increased the authorization under our existing share repurchase program to a total of $400.0 million with no expiration date. On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of December 31, 2022, there have been no share repurchases under this program. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we paid $132.0 million, $323.7 million and $5.0 million, respectively, to repurchase 6,848,356, 11,564,009, and 265,589 shares of our Common Stock, respectively.
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
COVID-19 – The CARES Act in the U.S. and similar legislation in other jurisdictions includes measures that assisted companies in responding to the COVID-19 pandemic. These measures consisted primarily of cash assistance to support employment levels and deferment of remittance of certain non-income tax expense payments. The most significant impact was from the CARES Act in the U.S., which included a provision that allows employers to defer the remittance of the employer portion of the social security tax relating to 2020. The deferred employment payment was required to be paid over two years. Original payment due dates were in 2021 and 2022, however updated guidance provided by the Internal Revenue Service in December 2021 allowed for these payments to be made during 2022 and 2023. The Company deferred $20.9 million of the employer portion of social security tax in 2020, of which of which $9.9 million was paid in the first quarter of 2022 and the remaining $11.0 million was paid in the fourth quarter of 2022. As of December 31, 2021, the deferral of $20.9 million was equally recorded between accrued payroll and benefits and deferred credits and other liabilities in the consolidated balance sheet.
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
Restricted Cash – Restricted cash consists primarily of cash required to meet certain bank guarantees.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. As of December 31, 2022, two customers accounted for 26.9% of the consolidated accounts receivable balance. As of December 31, 2021, two customers accounted for 30.5% of the consolidated accounts receivable balance. We maintain allowances for credit losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on quantitative and qualitative factors associated with the credit risk of our accounts receivable, including historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has concluded.
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
Notes Receivable – Notes receivable are recorded at their net realizable value. The balance consists primarily of installment notes and affiliate notes. The allowance for credit losses is based upon credit risks, historical loss trends, and specific reviews of delinquent notes. We write off uncollectible note receivables against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by us has been concluded. Current maturities and interest, net of short-term allowance are reported as other current assets.
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 1 to 3 years, and are included in SG&A expense in the accompanying consolidated statements of operations and was $1.4 million in 2022, $3.0 million in 2021, and $7.9 million in 2020.
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

Upon sale or retirement of property or equipment, cost and related accumulated depreciation are removed from the accounts and any gain or loss is charged to income and included in other income, net in the accompanying statements of operations.
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
Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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
We have elected not to recognize an ROU asset and lease liability for leases with an initial term of twelve months or less as well as any lease covering immaterial assets. We recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payments that are dependent on usage, output, or may vary for other reasons, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly are recognized as lease expense in the period the obligation for those payments is incurred. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and non-lease components.
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
Goodwill – Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative goodwill impairment test using the income approach (implied fair value measured on a non-recurring basis using level 3 inputs). Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate any excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
We identified three reporting units for the purpose of conducting our goodwill impairment review: North America, Europe and Australasia, and applied a quantitative approach to our North America and Europe reporting units while applying a qualitative approach to our Australasia reporting unit. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
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
Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2022, December 31, 2021 and December 31, 2020, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. At the inception of a fair value or cash flow hedge, we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 23 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $32.5 million in 2022, $31.4 million in 2021, and $31.7 million in 2020.
Net Interest Expense and Extinguishment of Debt Costs – We record debt extinguishment costs separately from interest expense, net within other income, net in the consolidated statements of operations.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2022 or December 31, 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which extended the relief provisions under Topic 848 through December 31, 2024. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. We plan to evaluate the remaining expedients for adoption, as applicable, when contracts are modified. We currently do not expect this guidance to have a significant impact on our consolidated financial statements. Refer to Note 22 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost and adds an impairment model that is based on expected losses rather than incurred losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to (Topic 326), Financial Instruments-Credit Losses, (Topic 815), Derivatives and Hedging, and (Topic 825), Financial Instruments, to clarify and address certain items related to the amendments of ASU No. 2016-13. We adopted this standard in the first quarter of 2020 using the modified retrospective approach, which primarily impacted our allowance for credit losses as a result of our analysis of customer historical credit and collections data. Additionally, we recognized a $5.7 million cumulative effect adjustment, net of tax, to retained earnings, which includes a $7.6 million increase to the allowance for credit losses and a $1.9 million net impact to deferred tax assets.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.
Note 2. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, including historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but will require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral. One window and door customer from our North America segment represents 13.9%, 15.0%, and 15.4% of net revenues in 2022, 2021, 2020, respectively.
As of January 1, 2020, we adopted ASC 326 - Measurement of Credit Losses on Financial Instruments on a modified retrospective basis, which increased the allowance for credit losses by $7.6 million on the date of adoption.
The following is a roll forward of our allowance for credit losses as of December 31:

(amounts in thousands)	2022	2021	2020
Balance as of January 1,	$(10,177)	$(12,934)	$(5,967)
Charges to income (expense)	(7,697)	765	(649)
Write-offs	1,089	1,694	1,898
Additions related to adoption of 2016-09	—	—	(7,635)
Currency translation	455	298	(581)
Balance at period end	$(16,330)	$(10,177)	$(12,934)
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	2022	2021
Raw materials	$511,681	$478,566
Work in process	31,310	36,065
Finished goods	123,464	101,340
Total inventories	$666,455	$615,971

Note 4. Property and Equipment, Net

(amounts in thousands)	2022	2021
Land improvements	$31,853	$31,808
Buildings	516,495	519,008
Machinery and equipment	1,472,469	1,461,884
Total depreciable assets	2,020,817	2,012,700
Accumulated depreciation	(1,373,362)	(1,339,057)
	647,455	673,643
Land	62,537	65,641
Construction in progress	52,494	59,520
Total property and equipment, net	$762,486	$798,804
In the fourth quarter of 2021, we reclassified $35.9 million of property, plant and equipment, net, to assets held for sale. Refer to Note 18 - Held for Sale for additional information.
We recorded accelerated depreciation of our property, plant and equipment of $0.7 million, $2.0 million, and $2.0 million during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, within restructuring and asset related charges, net in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $23.0 million and $21.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Depreciation expense was recorded as follows:

(amounts in thousands)	2022	2021	2020
Cost of sales	$90,950	$93,244	$88,551
Selling, general and administrative	6,675	7,872	9,594
Total depreciation expense	$97,625	$101,116	$98,145
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2020	$247,650	$303,397	$88,820	$639,867
Transfers to assets held for sale (Note 18)	(65,000)	—	—	(65,000)
Currency translation	(5)	(24,729)	(4,920)	(29,654)
Balance as of December 31, 2021	$182,645	$278,668	$83,900	$545,213
Impairment	—	(54,885)	—	(54,885)
Currency translation	(376)	(24,099)	(5,348)	(29,823)
Balance as of December 31, 2022	$182,269	$199,684	$78,552	$460,505
We have identified three reporting units for the purpose of conducting our goodwill impairment review. In determining our reportable units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
During the quarter ended September 24, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within our North America and Europe reporting units. These factors included the macroeconomic environment in each region including increasing interest rates, persistent inflation, and operational inefficiencies attributable to ongoing global supply chain disruptions, the continuing geopolitical environment in Europe associated with the war in Ukraine, and foreign exchange fluctuations. These factors have negatively impacted our business performance. Based upon the results of our interim impairment analysis, we concluded that the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined our North America reporting unit was not impaired.
We performed our annual impairment assessment as of the beginning of our December fiscal month of 2022. At the assessment date, our qualitative analysis of Australasia supported a conclusion that there is more than a 50% likelihood that its fair value exceeded its carrying value. Quantitatively, we determined that the fair value of our North America and Europe reporting units exceeded their net carrying value and no additional goodwill impairment was recorded. For the years ended 2021 and 2020, each reporting unit’s fair value was in excess of its carrying value, and therefore, no goodwill impairment charge was recorded.
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$137,914	$(79,761)	$58,153
Software	119,239	(43,208)	76,031
Trademarks and trade names	53,481	(12,563)	40,918
Patents, licenses and rights	42,821	(25,818)	17,003
Total amortizable intangibles	$353,455	$(161,350)	$192,105

	December 31, 2021
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$145,940	$(73,635)	$72,305
Software	118,114	(35,816)	82,298
Trademarks and trade names	55,806	(10,771)	45,035
Patents, licenses and rights	46,353	(23,810)	22,543
Total amortizable intangibles	$366,213	$(144,032)	$222,181
Through December 31, 2022, we have capitalized software costs of $91.5 million related to the application development stage of our global ERP system and global finance implementations, including $1.4 million during the year ended December 31, 2022. In March 2020, due to delays in implementation of certain ERP modules and the uncertainty of their future use, we recorded $3.4 million of accelerated amortization of our capitalized software within restructuring and asset related charges, net in the accompanying consolidated statements of operations. In the third quarter of 2020, we reduced the estimated useful life of our ERP instance from 15 years to 10 years to align with our current plans for our future global ERP and global finance systems. In the fourth quarter of 2020, we placed in service and began amortizing our global finance instance over its estimated useful life of 10 years. As of December 31, 2022, we have placed $87.9 million in service and are amortizing the cost of our global systems over their estimated useful lives.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $5.4 million and $6.3 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

(amounts in thousands)	2022	2021	2020
Amortization expense	$32,749	$33,130	$28,541
Estimated future amortization expense:

(amounts in thousands)
2023	$30,274
2024	29,635
2025	27,790
2026	25,291
2027	22,481
Thereafter	56,634
$192,105
Note 7. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment.
Lease ROU assets and liabilities at December 31 were as follows:

(amounts in thousands)	Balance Sheet Location	2022	2021
Assets:
Operating	Operating lease assets, net	$167,880	$201,781
Finance	Property and equipment, net (1)	4,361	5,327
Total lease assets		$172,241	$207,108
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$42,494	$43,880
Finance	Current maturities of long-term debt	1,784	1,702
Noncurrent:
Operating	Operating lease liability	135,822	166,318
Finance	Long-term debt	2,615	3,671
Total lease liability		$182,715	$215,571
(1)    Finance lease assets are recorded net of accumulated depreciation of $4.5 million and $3.4 million as of December 31, 2022 and December 31, 2021, respectively.
During the years ended December 31, 2022 and December 31, 2021, we obtained $19.7 million and $41.9 million in right-of-use assets, respectively, in exchange for operating lease liabilities, primarily relating to manufacturing equipment.
During the years ended December 31, 2022 and December 31, 2021, we obtained $0.9 million and $1.7 million in right-of-use assets, respectively, in exchange for finance lease liabilities.
The components of lease expense for the years ended December 31 were as follows:

(amounts in thousands)	2022	2021	2020
Operating	$56,685	$57,455	$56,066
Short term	15,162	15,070	12,803
Variable	7,132	6,396	4,989
Low value	1,845	1,810	1,714
Finance	161	205	193
Total lease costs	$80,985	$80,936	$75,765

	2022	2021
Weighted average remaining lease terms (years):
Operating	5.7	6.2
Finance	3.0	3.4
Weighted average discount rate:
Operating	4.6%	4.2%
Finance	3.5%	3.1%

Future minimum lease payment obligations under operating and finance leases are as follows:

	December 31, 2022
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2023	$51,462	$1,934	$53,396
2024	42,036	1,609	43,645
2025	33,280	559	33,839
2026	21,717	298	22,015
2027	14,895	205	15,100
Thereafter	44,104	80	44,184
Total lease payments	207,494	4,685	212,179
Less: Interest	29,178	286	29,464
Present value of lease liability	$178,316	$4,399	$182,715
(1)    Operating lease payments include $1.4 million related to options to extend lease terms that are reasonably certain of being exercised.
Note 8. Accrued Payroll and Benefits

(amounts in thousands)	2022	2021
Accrued vacation	$52,026	$52,776
Accrued payroll	30,656	31,544
Accrued bonuses and commissions	20,628	9,416
Other accrued benefits	13,900	11,720
Accrued payroll taxes	13,213	27,127
Non-U.S. defined contributions and other accrued benefits	3,214	3,406
Total accrued payroll and benefits	$133,637	$135,989
Accrued payroll taxes for the year ended December 31, 2021 consisted of the deferral of payroll taxes pursuant to provisions included within the CARES Act. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Prior period balances in the table above have been reclassified to conform to current period presentation.

Note 9. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	2022	2021
Accrued sales and advertising rebates	$93,337	$90,623
Current portion of operating lease liability	42,494	43,880
Non-income related taxes	25,700	25,030
Deferred revenue and customer deposits	24,753	25,568
Current portion of warranty liability (Note 10)	23,079	23,523
Accrued expenses	18,423	18,636
Current portion of accrued claim costs relating to self-insurance programs	17,932	14,352
Accrued freight	17,398	19,020
Accrued income taxes payable	12,848	16,237
Current portion of restructuring accrual (Note 19)	5,038	171
Accrued interest payable	4,038	3,633
Legal claims provision	3,490	3,476
Current portion of derivative liability (Note 22)	3,346	5,527
Total accrued expenses and other current liabilities	$291,876	$289,676
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	2022	2021	2020
Balance as of January 1	$54,860	$52,296	$49,716
Current period charges	29,656	27,928	23,906
Experience adjustments	772	4,105	3,213
Payments	(29,977)	(28,558)	(25,113)
Transfers to liabilities held for sale (Note 18)	—	(518)	—
Currency translation	(974)	(393)	574
Balance at period end	54,337	54,860	52,296
Current portion	(23,079)	(23,523)	(21,766)
Long-term portion	$31,258	$31,337	$30,530
The most significant component of our warranty liability is in the North America segment, which totaled $46.1 million at December 31, 2022, after discounting future estimated cash flows at rates between 0.53% and 2.78%. Without discounting, the liability would have been higher by approximately $2.9 million.

Note 11. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2022	December 31, 2022	December 31, 2021
(amounts in thousands)	Interest Rate

Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 6.63%	541,970	547,598
Revolving credit facilities	5.54% - 5.63%	55,000	—
Finance leases and other financing arrangements	1.25% - 7.16%	89,784	97,874
Mortgage notes	2.22% - 2.72%	22,472	25,411
Total Debt		1,759,226	1,720,883
Unamortized debt issuance costs and original issue discounts		(11,597)	(14,626)
Current maturities of long-term debt		(34,391)	(38,561)
Long-term debt		$1,713,238	$1,667,696

Maturities by year, excluding unamortized debt issuance costs and original issue discounts:
2023	$34,391
2024	25,817
2025	674,246
2026	76,009
2027	415,902
Summaries of our significant changes to outstanding debt agreements as of December 31, 2022 are as follows:
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
Term Loans
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of December 31, 2022, the outstanding principal balance, net of original issue discount, was $540.6 million.
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
Australia Facility - In June 2019, we reallocated AUD $5.0 million from the term loan commitment to the interchangeable commitment of the Australia Senior Secured Credit Facility. The amended AUD 50.0 million floating rate term loan facility bore interest at a base rate of BBSY plus a margin ranging from 1.00% to 1.10%, included a line fee of 1.25% on the commitment amount, and was set to mature on February 2023. During the second quarter of 2021, we repaid the outstanding principal balance of AUD 50.0 million ($38.4 million) and terminated the term loan commitment.
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
Revolving Credit Facilities
ABL Facility - Initially executed in 2014, extensions of credit under our ABL Facility are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. The ABL Facility has a minimum fixed charge coverage ratio that we are obligated to comply with under certain circumstances. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of defaults and remedies.
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
In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, amend the interest rate grid applicable to the loans thereunder, provide additional covenant flexibility, and conform certain terms and provisions to the Term Loan Facility. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.50% depending on excess availability. As of December 31, 2022, we had $55.0 million of outstanding borrowings, $31.1 million in letters of credit and $410.7 million available under the ABL Facility.
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
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renewed the facility through its next annual review. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of December 31, 2022, we had AUD 22.8 million ($15.4 million) available under this facility.
At December 31, 2022, we had combined borrowing availability of $426.1 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of December 31, 2022, we had DKK 156.7 million ($22.5 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of December 31, 2022, we had $89.8 million outstanding in this category, with maturities ranging from 2023 to 2029.

As of December 31, 2022, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 12. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2022	2021
Uncertain tax positions (Note 13)	$31,828	$27,951
Warranty liability (Note 10)	$31,258	$31,337
Workers' compensation claims accrual	20,331	19,165
Environmental contingencies (Note 24)	11,800	11,800
Other liabilities	2,604	1,921
Deferred income	77	278
Accrued payroll taxes	—	10,427
Total deferred credits and other liabilities	$97,898	$102,879
Accrued payroll taxes for the year ended December 31, 2021 represents the deferral of payroll taxes pursuant to provisions included within the CARES Act. Additional information is disclosed within Note 1 - Summary of Significant Accounting Policies within COVID-19.
Note 13. Income Taxes
Income before taxes, is comprised of the following for the years ended December 31:

(amounts in thousands)	2022	2021	2020
Domestic income (loss)	$61,780	$55,579	$(8,791)
Foreign income	17,257	148,783	125,466
Total income before taxes	$79,037	$204,362	$116,675
Our foreign income is historically driven by our subsidiaries in Australia, Canada, Germany, and the U.K.
Significant components of the provision for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2022	2021	2020
Federal	$465	$663	$3,053
State	1,103	480	756
Foreign	36,136	49,370	30,343
Current taxes	37,704	50,513	34,152

Federal	14,068	3,688	(8,134)
State	(4,854)	(5,927)	68
Foreign	(13,608)	(12,734)	(997)
Deferred taxes	(4,394)	(14,973)	(9,063)
Total provision for income taxes	$33,310	$35,540	$25,089
The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to such income in the year the tax is incurred. We have elected to account for the impact of GILTI in the period in which it is incurred. During 2020, the US Treasury issued final regulations governing the treatment of GILTI under IRC§ 951A. Included in these final regulations was a provision to allow taxpayers to make an annual election to exclude certain foreign income which is subject to a threshold level of tax in their respective foreign jurisdiction from US tax as GILTI (the High Tax Exclusion or “HTE election”). While this HTE election had been outlined in the proposed regulations issued in 2019, the final regulations allowed the election to be applied retroactively. By making this election as well as finalizing other related planning steps in 2021, we were able to effectively restore certain tax attributes recorded as deferred tax assets consisting primarily of U.S. NOLs originally impacted by GILTI resulting in net tax benefit of $10.8 million.
The CARES Act, among other things, increased the limitation on the deductibility of business interest to 50% of "adjusted taxable income" for taxable years beginning after December 31, 2018 and before January 1, 2021 and allows taxpayers to elect to compute the limitation on business interest expense for 2020 by using its "adjusted taxable income" from 2019.
The significant components of the deferred income tax benefit for the year ended December 31, 2022 were related to the IRC §174 capitalized costs offset by increase in depreciation and amortization expenses in the current period.
The significant components of the deferred income tax benefit for the year ended December 31, 2021 were the favorable effects of tax planning optimizing the HTE election completed during the year allowing us to further reduce the impact of GILTI. The significant components of the deferred income tax benefit attributed to income from continuing operations for the year ended December 31, 2020, were the net increases in deferred tax assets related to the retroactive HTE election.
Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2022		2021		2020
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$16,598	21.0	$42,916	21.0	$24,502	21.0
State income tax, net of federal benefit	2,239	2.8	2,425	1.2	(444)	(0.4)
Foreign source dividends and deemed inclusions	(237)	(0.3)	(9,822)	(4.8)	11,170	9.6
Valuation allowance	(10,195)	(12.9)	(6,922)	(3.4)	(17,489)	(15.0)
Nondeductible expenses	2,209	2.8	3,172	1.6	1,653	1.4
Equity based compensation	2,486	3.1	(787)	(0.4)	2,185	1.9
Goodwill Impairment	12,735	16.3	—	—	—	—
Foreign tax rate differential	974	1.2	1,176	0.5	1,613	1.4
Tax rate differences and credits	2,949	3.7	(10,796)	(5.3)	26,001	22.3
Uncertain tax positions	2,963	3.7	8,711	4.3	(2,685)	(2.3)
Change in indefinite reversal assertion	—	—	5,016	2.5	—	—
U.S. Tax Reform	—	—	—	—	(21,797)	(18.7)
Other	589	0.7	451	0.2	380	0.3
Effective tax rate	$33,310	42.1%	$35,540	17.4%	$25,089	21.5%
During the year ended December 31, 2022, we recognized a benefit of $9.9 million from the reduction to state NOL and state credits valuation allowance, and $1.9 million of tax benefit attributable to research and development tax credits, partially offset by $12.7 million tax expense attributable to goodwill impairment.
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

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2022	2021
Net operating loss and tax credit carryforwards	$208,053	$217,634
Operating lease liabilities	47,113	55,663
Employee benefits and compensation	39,300	44,660
Accrued liabilities and other	36,323	34,532
Inventory	8,035	6,798
Allowance for credit losses and notes receivable	5,130	3,856
R&D IRC Sec. 174	18,327	—
Gross deferred tax assets	362,281	363,143
Valuation allowance	(34,833)	(45,476)
Deferred tax assets	327,448	317,667
Depreciation and amortization	(88,974)	(63,348)
Operating lease assets	(44,399)	(53,410)
Investments and marketable securities	(3,401)	(1,713)
Investment in subsidiaries	(4,218)	(4,218)
Deferred tax liabilities	(140,992)	(122,689)
Net deferred tax assets	$186,456	$194,978
Balance sheet presentation:
Long-term assets	$195,180	$204,232
Long-term liabilities	(8,724)	(9,254)
Net deferred tax assets	$186,456	$194,978
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
We had a valuation allowance of $34.8 million and $45.5 million as of December 31, 2022 and December 31, 2021, respectively. The decrease was primarily driven by a decrease of $9.9 million for state NOL and state credits due to the impact of forecasted taxable income in the carry-forward period.
We had a valuation allowance of $45.5 million and $51.8 million as of December 31, 2021 and December 31, 2020, respectively. The decrease was primarily driven by a decrease of $6.7 million for state NOL and state credits due to the impact of forecasted taxable income in the carry-forward period.
The following is the activity in our valuation allowance:

(amounts in thousands)	2022	2021	2020
Balance as of January 1,	$(45,476)	$(51,847)	$(67,664)
Valuation allowances established	(34)	—	—
Changes to existing valuation allowances	(1,061)	(2,486)	(2,622)
Release of valuation allowances	9,918	7,510	20,111
Currency translation	1,820	1,347	(1,672)
Balance at period end	$(34,833)	$(45,476)	$(51,847)

Loss Carryforwards – We reduced our income tax payments by utilizing NOL carryforwards of $196.8 million, $10.6 million, and $97.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. We generated net NOL carryforwards of $93.7 million worldwide due to taxable losses incurred during the year ended December 31, 2022. At December 31, 2022, our federal, state and foreign NOL carryforwards totaled $1,449.6 million, of which $331.1 million does not expire; the remainder expires as follows:

(amounts in thousands)
2023	$15,012
2024	42,347
2025	39,402
2026	40,838
Thereafter	980,865
Total loss carryforwards	$1,118,464
As of December 31, 2022, our capital loss carryforwards totaled $21.6 million, which are all foreign and do not expire.
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
Tax Credit Carryforwards – Our tax credit carryforwards expire as follows:

(amounts in thousands)	EZ Credit	R & D credit	Foreign Tax Credit	Work Opportunity & Welfare to Work Credit	State Investment Tax Credits	Tip Credit	TOTAL
2023	$—	$—	$5,735	$—	$1,512	$—	$7,247
2024	—	—	3,514	—	36	—	3,550
2025	—	103	4,863	—	30	—	4,996
2026	—	57	3,108	—	18	—	3,183
2027	—	38	—	—	1	—	39
Thereafter	68	19,521	—	8,167	60	102	27,918
	$68	$19,719	$17,220	$8,167	$1,657	$102	$46,933
Earnings of Foreign Subsidiaries – The Company continually evaluates its global cash needs. During the third quarter of 2021, the Company removed its indefinite reinvestment assertion on a majority of unremitted earnings and certain other aspects of outside basis differences in its foreign subsidiaries. Deferred tax expense of $5.0 million was recorded for withholding and income taxes which would be owed if earnings were remitted to the U.S. parent. The Company continued to make an indefinite reinvestment assertion on other aspects of the outside basis difference in foreign subsidiaries that would attract a tax cost in excess of the Company’s cost of capital.
In 2022, the Company repatriated $132.8 million from certain foreign subsidiaries and does not anticipate any additional remittances to the U.S. parent in the foreseeable future, given the current operating challenges disclosed within Note 5 - Goodwill and the need for cash in foreign jurisdictions to support local operations. As a result, the Company is asserting that its future earnings, in excess of previously taxed earnings, are permanently reinvested as of the third quarter of 2022. No additional deferred tax expense is recorded on prospective earnings. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. We hold a combined book-over-tax outside basis difference of $311.7 million and $261.9 million as of December 31, 2022 and December 31, 2021 in our investment in foreign subsidiaries and may incur up to $21.9 million of local country income and withholding taxes in case of distribution of unremitted earnings.
Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The balance of retained earnings of our Estonian subsidiary which, if distributed, would be subject to this this tax was $82.0 million and $78.7 million as of December 31, 2022 and December 31, 2021, respectively. The balance of retained earnings of our Latvian subsidiary which, if distributed, would be subject to this tax was $29.8 million and $27.0 million as of December 31, 2022 and December 31, 2021, respectively.
Tax Payments and Balances – We made tax payments of $46.8 million, $38.6 million, $26.8 million during the years ended December 31, 2022, 2021, and 2020, respectively, primarily for foreign liabilities. We received tax refunds of $1.9 million, $2.1 million, and $6.4 million during the years ended in December 31, 2022, 2021, and 2020, respectively. The primary jurisdictions for which refunds were received in the current year are Indonesia and the U.S. Total receivables for tax refunds are recorded in other current assets in the accompanying balance sheets and totaled $13.7 million and $4.0 million at December 31, 2022 and December 31, 2021, respectively. Foreign payables for taxes are recorded in accrued income taxes payable in the accompanying balance sheets and totaled $12.8 million and $16.2 million at December 31, 2022 and December 31, 2021, respectively. We do not have any non-current taxes receivable or payable as of December 31, 2022 and December 31, 2021.
Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2022	2021	2020
Balance as of January 1,	$26,825	$16,995	$16,205
Increase for tax positions taken during the prior period	5,274	10,367	1,105
Decrease for settlements with taxing authorities	(1,527)	—	(34)
Increase for tax positions taken during the current period	—	869	—
Decrease due to statute expiration	(76)	(163)	(1,569)
Currency translation	(1,196)	(1,243)	1,288
Balance at period end - unrecognized tax benefit	29,300	26,825	16,995
Accrued interest and penalties	2,528	7,486	5,567
	$31,828	$34,311	$22,562
Unrecognized tax benefits were $29.3 million, $26.8 million, and $17.0 million at December 31, 2022, 2021, and 2020, respectively. The increase is primarily related to management’s assessment of a potential liability as a result of ongoing tax audit discussions in Europe as well as uncertainty on prior years’ research and development tax credits in the U.S. The unrecognized tax benefit recorded in the current year for Europe is partially offset by an increase in deferred tax assets expected to be recovered should these liabilities be assessed. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets.
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
There were benefits of $20.5 million, $19.3 million, and $14.5 million included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020, respectively, that would affect the effective tax rate if recognized. We cannot reasonably estimate the conclusion of certain non-US income tax examinations and its outcome at this time.
We operate in multiple foreign tax jurisdictions and are generally open to examination for tax years 2015 and forward. In the U.S., we are open to examination at the federal level for tax years 2013 and forward and at state and local jurisdictions for tax years 2015 and forward. The Company is under examination in Austria, Denmark, Germany, Indonesia, Latvia, Malaysia, Switzerland, and the United Kingdom for tax years 2011 through 2019, and generally remain open to examination for other non-US jurisdictions for tax years 2015 forward.

Note 14. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have three reportable segments, organized and managed principally in geographic regions. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), adjusted for the following items: (income) loss from discontinued operations, net of tax; income tax (benefit) expense; depreciation and amortization; interest expense, net; restructuring and asset related charges, net; net (gain) loss on sale of property and equipment; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other items.
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe		Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2022
Total net revenues	$3,260,166	$1,284,796		$611,047	$5,156,009	$—	$5,156,009
Intersegment net revenues	(813)	(341)		(25,676)	(26,830)	—	(26,830)
Net revenues from external customers	$3,259,353	$1,284,455		$585,371	$5,129,179	$—	$5,129,179
Depreciation and amortization	$69,427	$31,139		$18,622	$119,188	$12,566	$131,754
Goodwill impairment	—	54,885		—	54,885	—	54,885
Restructuring and asset related charges, net	7,338	6,042		611	13,991	4,242	18,233
Adjusted EBITDA	352,885	74,325		65,574	492,784	(70,628)	422,156
Capital expenditures	59,023	19,095		7,746	85,864	6,356	92,220
Segment assets	$1,718,379	$947,974		$502,290	$3,168,643	$332,718	$3,501,361
Year Ended December 31, 2021
Total net revenues	$2,829,918	$1,355,111		$610,737	$4,795,766	$—	$4,795,766
Intersegment net revenues	(678)	(2,661)		(20,708)	(24,047)	—	(24,047)
Net revenues from external customers	$2,829,240	$1,352,450		$590,029	$4,771,719	$—	$4,771,719
Depreciation and amortization	$72,095	$32,855		$20,892	$125,842	$11,405	$137,247
Restructuring and asset related charges, net	1,200	1,453		394	3,047	(97)	2,950
Adjusted EBITDA	352,881	127,292		71,448	551,621	(86,542)	465,079
Capital expenditures	49,805	29,611		5,492	84,908	14,785	99,693
Segment assets	$1,634,937	$1,188,024	0	$542,793	$3,365,754	$372,917	$3,738,671
Year Ended December 31, 2020
Total net revenues	$2,529,960	$1,189,974		$529,882	$4,249,816	$—	$4,249,816
Intersegment net revenues	(967)	(2,197)		(10,975)	(14,139)	—	(14,139)
Net revenues from external customers	$2,528,993	$1,187,777		$518,907	$4,235,677	$—	$4,235,677
Depreciation and amortization	$77,361	$29,712		$19,341	$126,414	$8,209	$134,623
Restructuring and asset related charges, net	3,164	3,682		320	7,166	3,303	10,469
Adjusted EBITDA	315,952	136,363		62,449	514,764	(68,350)	446,414
Capital expenditures	34,815	32,353		10,207	77,375	19,521	96,896
Segment assets	$1,498,778	$1,152,251		$598,411	$3,249,440	$715,245	$3,964,685

Reconciliations of net income to Adjusted EBITDA are as follows:

	Year Ended
(amounts in thousands)	2022	2021	2020
Net income	$45,727	$168,822	$91,586
Income tax expense	33,310	35,540	25,089
Depreciation and amortization	131,754	137,247	134,623
Interest expense, net	82,060	77,566	74,800
Goodwill impairment	54,885	—	—
Restructuring and asset related charges, net	18,233	2,950	10,469
Net (gain) loss on sale of property and equipment	(8,057)	2,049	(4,153)
Share-based compensation expense	16,168	20,209	16,399
Non-cash foreign exchange transaction/translation loss (income)	14,548	(13,769)	12,904
Other items (1)	33,528	34,465	84,697
Adjusted EBITDA	$422,156	$465,079	$446,414
.
(1)Other non-recurring items not core to ongoing business activity include: (i) in the year ended December 31, 2022 (1) $20,001 in facility closure, consolidation, and other related costs and adjustments, (2) $10,842 in net legal and professional expenses and settlements, primarily relating to litigation, M&A evaluations, and strategic transformation initiatives, including $(10,500) of income resulting from a legal settlement, (3) $3,318 relating primarily to exit costs for executives, and (4) ($1,975) relating to a credit received for overpayments of utility expenses; (ii) in the year ended December 31, 2021 (1) $19,795 in legal and professional expenses relating primarily to litigation, (2) $4,232 in compensation and non-income taxes associated with exercises of legacy equity awards, (3) $3,753 in expenses related to environmental matters, (4) $3,617 in facility closure, consolidation, startup, and other related costs, (5) $1,342 in costs relating to debt refinancing and debt restructuring, and (6) $1,267 in expenses related to fire damage and downtime at one of our facilities; (iii) in the year ended December 31, 2020 (1) $67,130 in legal and professional expenses, relating primarily to litigation, (2) $7,467 in expenses related to environmental matters, (3) $6,987 facility closure, consolidation, startup and other related costs, (4) $1,235 in one-time lease termination charges, and (5) $1,142 of realized losses on hedges of intercompany notes.
Prior period information in the table above has been reclassified to conform to current period presentation.
Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2022	2021	2020
Net revenues by location of external customer
Canada	$258,629	$220,962	$188,041
U.S.	2,980,770	2,589,900	2,322,079
South America (including Mexico)	22,656	21,371	22,323
Europe	1,303,298	1,378,645	1,212,810
Australia	557,174	556,460	485,852
Africa and other	6,652	4,381	4,572
Total	$5,129,179	$4,771,719	$4,235,677

Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment is as follows for the years ended December 31,:

(amounts in thousands)	2022	2021	2020
North America:
U.S.	$422,508	$425,761	$469,092
Other	29,587	29,901	27,722
	452,095	455,662	496,814

Europe	170,346	188,100	203,424

Australasia:
Australia	96,139	106,037	118,778
Other	25,060	29,928	32,944
	121,199	135,965	151,722
Corporate:
U.S.	18,846	19,077	20,625
Total property and equipment, net	$762,486	$798,804	$872,585
Note 15. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2022 and December 31, 2021 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of December 31, 2022, there have been no share repurchases under this program.
During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we repurchased 6,848,356, 11,564,009, and 265,589 shares of our Common Stock, respectively, at an average price of $19.12, $28.09, and $18.83, respectively.

Note 16. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	2022	2021	2020
Weighted average outstanding shares of Common Stock basic	86,374,499	96,563,155	100,633,392
Restricted stock units, performance share units, and options to purchase Common Stock	700,677	1,807,987	1,048,589
Weighted average outstanding shares of Common Stock diluted	87,075,176	98,371,142	101,681,981
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	2022	2021	2020
Common Stock options	1,652,320	1,226,906	1,721,921
Restricted stock units	738,528	12,590	367,461
Performance share units	133,467	751	249,084
Note 17. Stock Compensation
In connection with our IPO, the Board adopted, and our shareholders approved, the JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, (the “Omnibus Equity Plan”). Under the Omnibus Equity Plan, equity awards may be made in respect of 9,900,000 shares of our Common Stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).
Share-based compensation expense included in SG&A expenses totaled $16.2 million, $20.2 million, and $16.4 million in 2022, 2021, and 2020, respectively. There were no material related tax benefits for the years ended December 31, 2022, December 31, 2021, and December 31, 2020. As of December 31, 2022, there was $15.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Stock Options – Generally, stock option awards vest ratably each year on the anniversary date over a three-year period, have an exercise term of 10 years, and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.
When options are granted, we calculate the fair value of common and Class B-1 Common Stock options using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.
Key assumptions used in the valuation models were as follows for the years ended December 31:

	2022	2021	2020
Expected volatility	51.33% - 60.06%	52.42% - 53.62%	37.52% -37.66%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$5.69 - $11.96	$14.39	$9.45
Risk free rate	1.91% - 3.51%	0.71% - 0.91%	1.39% - 1.44%

The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2020	2,832,799	$19.55
Granted	407,607	24.30
Exercised	(335,553)	12.27
Forfeited	(273,022)	27.53
Balance as of December 31, 2020	2,631,831	$20.41
Granted	309,902	29.01
Exercised	(699,756)	14.48
Forfeited	(79,955)	27.22
Balance as of December 31, 2021	2,162,022	$23.31
Granted	534,631	18.18
Exercised	(157,167)	11.89
Forfeited	(822,542)	25.99
Balance as of December 31, 2022	1,716,944	$21.48	$0.3	5.7

Exercisable as of December 31, 2022	1,339,630	$22.96	$0.3	5.5
RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally from issuance. Beginning 2021, RSUs granted vest ratably each year on the anniversary date generally over a three-year period rather than at the end of the three-year period. Once vested, the recipient will receive one share of Common Stock for each restricted stock unit. The grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method.
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2019	1,239,505	$22.13
Granted	865,091	19.62
Vested	(138,245)	26.22
Forfeited	(179,554)	23.63
Balance as of December 31, 2020	1,786,797	$21.43
Granted	652,579	29.09
Vested	(311,683)	22.65
Forfeited	(301,301)	24.99
Balance as of December 31, 2021	1,826,392	$23.37
Granted	1,540,246	20.32
Vested	(768,341)	22.31
Forfeited	(600,785)	23.14
Balance as of December 31, 2022	1,997,512	$21.50
PSUs – PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three-year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three-year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021 and thereafter, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three year performance targets on return on invested capital (“ROIC”) and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2019	510,773	$24.97
Granted	311,275	25.50
Forfeited	(77,585)	25.96
Balance as of December 31, 2020	744,463	$25.09
Granted	165,749	30.70
Forfeited	(205,949)	28.58
Balance as of December 31, 2021	704,263	$25.39
Granted	158,587	29.24
Vested	(202,673)	22.20
Forfeited	(380,361)	27.79
Balance as of December 31, 2022	279,816	$26.61

Note 18. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 24 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of December 31, 2022 and December 31, 2021, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
In addition to Towanda, which we have immaterial assets held for sale at points in time, primarily relating to property, plant and equipment from restructuring efforts, which have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2021.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying balance sheet. As of December 31, 2022, the assets and liabilities classified as held for sale are those of Towanda. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.

(amounts in thousands)	2022	2021
Assets
Inventory	$16,592	$15,520
Other current assets	110	105
Property and equipment	41,600	35,870
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	975	1,458
Assets held for sale	$125,748	$119,424

Liabilities
Accrued payroll and benefits	$852	$907
Accrued expenses and other current liabilities	4,707	3,945
Current maturities of long term debt	1	10
Long-term debt	—	2
Operating lease liability	480	1,004
Liabilities held for sale	$6,040	$5,868
Note 19. Restructuring and Asset Related Charges, Net
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closure, and changes to the management structure to align with our operations.
Asset related charges, consisting of accelerated depreciation and amortization, were recorded in addition to our restructuring costs. For the years ended December 31, 2022 and December 31, 2021 there were no material asset related charges. For the year ended December 31, 2020, asset related charges primarily consisted of accelerated amortization of capitalized costs of certain ERP modules due to delays in implementation and uncertainty of their future use.
Other exit costs for the year ended December 31, 2022 primarily consisted of lease termination charges.

The following table summarizes the restructuring and asset related charges, net for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2022
Severance costs	$6,842	$3,773	$576	$3,223	$14,414
Other exit costs	—	1,253	35	156	1,444
Total restructuring charges, net	6,842	5,026	611	3,379	15,858
Asset related charges	496	1,016	—	863	2,375
Total restructuring and asset related charges, net	$7,338	$6,042	$611	$4,242	$18,233
Year Ended December 31, 2021
Severance costs	$(4)	$701	$123	$—	$820
Other exit costs	(28)	—	179	(97)	54
Total restructuring charges, net	(32)	701	302	(97)	874
Asset related charges	1,232	752	92	—	2,076
Total restructuring and asset related charges, net	$1,200	$1,453	$394	$(97)	$2,950
Year Ended December 31, 2020
Severance costs	$2,057	$2,503	$564	$(10)	$5,114
Other exit costs	(1)	235	(370)	(46)	(182)
Total restructuring charges, net	2,056	2,738	194	(56)	4,932
Asset related charges	1,108	944	126	3,359	5,537
Total impairment and asset related charges, net	$3,164	$3,682	$320	$3,303	$10,469
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	2022	2021	2020
Balance as of January 1	$171	$1,377	$7,043
Current period charges	15,858	874	4,932
Payments	(10,885)	(2,020)	(10,801)
Currency translation	(106)	(60)	203
Balance at period end	$5,038	$171	$1,377
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
Note 20. Interest Expense, Net
Interest expense, net is net of capitalized interest and interest income. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $0.9 million, $0.4 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, we recognized interest income of $6.3 million primarily from gains on our interest rate swap agreements reclassified to interest income, refer to Note 22 - Derivative Financial Instruments for further information. Interest income recorded during the years ended December 31, 2021 and December 31, 2020 was not significant. For the years ended December 31, 2022, 2021 and 2020, interest payments totaled $80.6 million, $75.0 million, and $71.7 million, respectively. Interest expense, net also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.

Note 21. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

(amounts in thousands)	2022	2021	2020
Foreign currency (gains) losses, net	$(2,285)	$(9,886)	$11,858
Insurance reimbursement	(6,343)	(1,619)	(1,388)
Pension (income) expense	(4,473)	(464)	1,646
Recovery of cost from interest received on impaired notes	(13,953)	—	—
Net (gain) loss on sale or disposal of property and equipment	(8,057)	1,979	(4,122)
Governmental assistance	(1,699)	(1,732)	(8,281)
Loss on extinguishment of debt	—	1,342	—
Legal settlement income	(10,500)	—	—
Credit for overpayments of utility expenses	(1,975)	—	—
Other items	(5,596)	(4,123)	(2,465)
Total other income, net	$(54,881)	$(14,503)	$(2,752)
Governmental assistance for the year ended December 31, 2022, December 31, 2021, and December 31, 2020 primarily consisted of cash received from government pandemic assistance programs in Europe and North America as a result of COVID-19. During the year ended December 31, 2022, government pandemic assistance of $0.6 million was recognized within our Europe segment. During the years ended December 31, 2021 and December 31, 2020, we recognized $1.6 million and $7.4 million, respectively, of government pandemic assistance within our Europe and North America segments.
The prior period information has been reclassified to conform to current period presentation.
Note 22. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $80.0 million as of December 31, 2022. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $85.1 million as of December 31, 2022. We do not use derivative financial instruments for trading or speculative purposes. We have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded nominal mark-to-market gains relating to foreign currency derivatives in the year ended December 31, 2022, gains of $9.0 million in the year ended December 31, 2021, and losses of $5.4 million in the year ended December 31, 2020.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and we partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swap agreements have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the year ended December 31, 2022. We recorded pre-tax mark-to-market gains of $17.9 million and $4.1 million during the years ended December 31, 2022 and December 31, 2021, respectively, and losses of $2.3 million during the year ended December 31, 2020 in other comprehensive income. We reclassified gains previously recorded in other comprehensive income to interest income of $5.0 million during the year ended December 31, 2022, and losses to interest expense of $1.1 million and $0.5 million during the years ended December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2022, approximately $16.2 million is expected to be reclassified to interest income over the next twelve months.
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
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month USD LIBOR, each with a cap rate of 3%. These caps had a combined notional amount of $150.0 million, became effective in March 2019, and expired in December 31, 2021. We did not elect hedge accounting and recorded insignificant mark-to-market adjustments in the years ended December 31, 2021 and December 31, 2020.
Other derivative instruments – From time to time, we may enter into other types of derivative instruments immaterial to the business. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$16,235	$263
Interest rate contracts	Other assets	—	3,036
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,809	$6,297
Other derivative instruments	Other current assets	73	—

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$3,058	$5,527
Other derivative instruments	Accrued expenses and other current liabilities	288	—
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$6,078	$6,078	$—	$6,078	$—	$—
Derivative assets, recorded in other current assets	20,117	20,117	—	20,117	—	—
Deferred compensation plan assets, recorded in other assets	725	725	—	725	—	—
Pension plan assets:
Cash and short-term investments	10,314	10,314	—	10,314	—	—
U.S. Government and agency obligations	35,657	35,657	35,657	—	—	—
Corporate and foreign bonds	127,618	127,618	—	127,618	—	—
Equity securities	18,971	18,971	18,971	—	—	—
Mutual funds	70,801	70,801	—	70,801	—	—
Common and collective funds	60,297	60,297	—	—	—	60,297
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,759,226	$1,555,367	$—	$1,555,367	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	3,346	3,346	—	3,346	—	—

	December 31, 2021
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$33,143	$33,143	$—	$33,143	$—	$—
Derivative assets, recorded in other current assets	6,560	6,560	—	6,560	—	—
Derivative assets, recorded in other assets	3,036	3,036	—	3,036	—	—
Pension plan assets:
Cash and short-term investments	18,053	18,053	—	18,053	—	—
U.S. Government and agency obligations	41,617	41,617	41,617	—	—	—
Corporate and foreign bonds	134,214	134,214	—	134,214	—	—
Equity securities	37,384	37,384	37,384	—	—	—
Mutual funds	71,183	71,183	—	71,183	—	—
Common and collective funds	127,840	127,840	—	—	—	127,840
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,720,883	$1,751,353	$—	$1,751,353	$—	$—
Derivative liabilities, recorded in accrued expenses and other current assets	5,527	5,527	—	5,527	—	—
(1)Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds, which are valued using the NAV provided by the administrator of the funds. Redemption of these funds is not subject to restriction.
Derivative assets and liabilities reported in level 2 primarily include foreign currency derivative contracts and interest rate swap agreements. See Note 22- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of December 31, 2022 or December 31, 2021.

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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of December 31, 2022 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On April 20, 2021, the parties reached an agreement in principle to resolve this securities class action. The agreement contemplated a full release of claims through the date of preliminary court approval of the settlement in exchange for a payment of $39.5 million, primarily funded by the Company’s D&O insurance carriers, except $5.0 million which was provisionally funded by the Company and remains subject to dispute with insurance carriers. On November 22, 2021, the Court granted final approval of the settlement agreement. The deadline to appeal the entry of the final approval order and judgment was December 22, 2021, and no party or class member filed an appeal. The Company continues to believe that the plaintiffs’ claims lacked merit and has denied any liability or wrongdoing for the claims made against the Company.
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
On June 21, 2021, prior to a response from the Company in the Aldridge Action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex Corporation (“Onex”), alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as insider trading, and unjust enrichment among other allegations (the “Black Action”). The lawsuit sought compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The court granted the Black and Aldridge plaintiffs in motion to consolidate the lawsuits on July 16, 2021.
On June 20, 2022, the parties entered into a settlement agreement of the consolidated matters, which was approved by the Court on approval of the December 20, 2022, and the cases were dismissed with prejudice. As part of the settlement, the Company, as putative plaintiff, received approximately $10.5 million after attorneys’ fees and costs were deducted in January 2023.
In re Interior Molded Doors Antitrust Litigation – On October 19, 2018, Grubb Lumber Company, on behalf of itself and others similarly situated, filed a putative class action lawsuit against us and one of our competitors in the doors market, Masonite Corporation (“Masonite”), in the Eastern District of Virginia. We subsequently received additional complaints from and on behalf of direct and indirect purchasers of interior molded doors. The suits were consolidated into two separate actions, a Direct Purchaser Action and an Indirect Purchaser Action. The suits alleged that Masonite and JELD-WEN violated Section 1 of the Sherman Act, and in the Indirect Purchaser Action, related state law antitrust and consumer protection laws, by engaging in a scheme to artificially raise, fix, maintain, or stabilize the prices of interior molded doors in the United States. The complaints sought ordinary and treble damages, declaratory relief, interest, costs, and attorneys’ fees.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the

“Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. We anticipate a hearing on the certification of the Federal Court Action in 2023. The Company believes both the Quebec Action and the Federal Court Action lack merit and intends to vigorously defend against them.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2022 and December 31, 2021, our accrued liability for self-insured risks was $92.6 million and $88.4 million, respectively.
Indemnifications – At December 31, 2022, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $67.6 million and $116.9 million at December 31, 2022 and December 31, 2021, respectively. The decrease is primarily due to the cancellation of bonds related to the Steves’ legal matter.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at December 31, 2022 and $0.5 million at December 31, 2021. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at December 31, 2022 and December 31, 2021, respectively.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be

$11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP to the WADOE consistent with its preferred alternatives, and on May 16, 2022, we received the WADOE’s initial comments on the draft CAP. On June 13, 2022, we responded to the WADOE’s comments, and on October 19, 2022, the WADOE identified Wick Family Properties as another PLP. On December 19, 2022, the WADOE provided the draft CAP to the Company and other PLPs. After further negotiation, the final CAP will ultimately be formalized in an Agreed Order or Consent Decree with the WADOE, the Company, and the other PLPs. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
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
Purchase Obligations - As of December 31, 2022, we have purchase obligations of $29.2 million due in 2023 and $14.4 million due in 2024 and thereafter. These purchase obligations are primarily relating to software hosting services and in-bound freight. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Note 25. Employee Retirement and Pension Benefits
U.S. Defined Benefit Pension Plan
Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.
In 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding four years. We use a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs.
The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2022	2021	2020
Service cost	$3,470	$2,690	$3,090
Interest cost	10,556	8,870	12,236
Expected return on plan assets	(21,424)	(22,234)	(21,860)
Amortization of net actuarial pension loss	1,798	9,092	6,852
Pension benefit (income) expense	$(5,600)	$(1,582)	$318

Discount rate used to determine benefit costs	2.88%	2.55%	3.31%
Expected long-term rate of return on assets	5.25%	5.75%	6.25%
Compensation increase rate	N/A	N/A	N/A
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
We developed the discount rate based on the plan’s expected benefit payments using the Willis Towers Watson RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 5.39% discount rate for our projected benefit obligation. As the discount rate is reduced or increased, the pension obligation would increase or decrease, respectively, and future pension expense would increase or decrease, respectively.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment committee. The target asset allocation is determined by reference to the plan’s funded status percentage. The target allocation of plan assets was 52.2% fixed income securities, 39.8% equity securities and 8.0% other investments, as of December 31, 2022 and December 31, 2021, respectively. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets decreased in 2022 due primarily to investment returns and benefit payments. The fair value of plan assets increased in 2021 due primarily to investment returns, partially offset by benefit payments.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2022	2021
Balance as of January 1,	$418,947	$396,853
Actual return on plan assets	(80,997)	43,242
Benefits paid	(20,060)	(18,312)
Administrative expenses paid	(3,413)	(2,836)
Balance at period end	$314,477	$418,947
The plan’s projected benefit obligation is determined by using weighted-average assumptions made on December 31, of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2022	2021
Balance as of January 1,	$445,268	$474,085
Service cost	3,470	2,690
Interest cost	10,556	8,870
Actuarial gain	(110,342)	(19,229)
Benefits paid	(20,060)	(18,312)
Administrative expenses paid	(3,413)	(2,836)
Balance at period end	$325,479	$445,268
Discount rate	5.39%	2.88%
Compensation increase rate	N/A	N/A
As of December 31, 2022, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2023	$19,065
2024	20,417
2025	21,099
2026	21,672
2027	22,193
2028-2032	114,943
The company made no cash contributions to the plan for the years ended December 31, 2022 and December 31, 2021. During fiscal year 2023, no cash contributions are required to be made to the plan.

The plan’s accumulated benefit obligation of $325.5 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Unfunded pension liability - U.S. benefit plan	2022	2021
Projected benefit obligation at end of period	$325,479	$445,268
Fair value of plan assets at end of period	(314,477)	(418,947)
Unfunded pension liability	$11,002	$26,321
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - U.S. benefit plan	2022	2021	2020
Net actuarial pension loss beginning of period	$52,832	$102,161	$87,459
Amortization of net actuarial loss	(1,798)	(9,092)	(6,852)
Net (gain) loss occurring during year	(7,921)	(40,237)	21,554
Net actuarial pension loss at end of period	43,113	52,832	102,161
Tax expense (benefit)	8,059	5,603	(6,860)
Net actuarial pension loss at end of period, net of tax	$51,172	$58,435	$95,301
Non-U.S. Defined Benefit Plans – We have several other defined benefit plans located outside the U.S. that are country specific. Some of these plans remain open to participants and others are closed. We maintain policies for investment of the assets of our funded pension plans. The target allocation of plan assets was approximately 36% fixed income securities, 32% equity securities and 32% other investments, as of December 31, 2022 and December 31, 2021, respectively. The expenses related to these plans are recorded in the consolidated statements of operations and are determined by using weighted-average assumptions made on January 1 of each year as summarized below for the years ended December 31.

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2022	2021	2020
Service cost	$2,402	$2,728	$2,548
Interest cost	880	714	908
Curtailment gain	(1,742)	—	—
Expected return on plan assets	(306)	(453)	(435)
Amortization of net actuarial pension loss	532	857	849
Pension benefit expense	$1,766	$3,846	$3,870

Discount rate	1.9% - 7.6%	0.8% - 7.6%	0.2% - 7.8%
Expected long-term rate of return on assets	0.0% - 5.5%	0.0% - 5.5%	0.0% - 4.6%
Compensation increase rate	0.0% - 7.0%	0.5% - 7.0%	0.5% - 7.0%

(amounts in thousands)
Change in fair value of plan assets - Non-U.S. benefit plans	2022	2021
Balance as of January 1,	$11,344	$11,471
Actual (loss) gain return on plan assets	(553)	837
Company contribution	143	197
Benefits paid	(849)	(542)
Administrative expenses paid	(843)	(41)
Cumulative translation adjustment	(61)	(578)
Balance at period end	$9,181	$11,344

The projected benefit obligation for the non-US plans is determined by using weighted-average assumptions made on December 31, 2022 of each year as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2022	2021
Balance as of January 1,	$49,903	$53,871
Service cost	2,402	2,728
Interest cost	880	714
Actuarial gain	(7,029)	(769)
Curtailment gain	(1,958)	—
Benefits paid	(3,155)	(2,753)
Administrative expenses paid	(61)	(41)
Cumulative translation adjustment	(4,499)	(3,847)
Balance at period end	$36,483	$49,903

Discount rate	3.3% - 7.3%	0.5% - 7.6%
Compensation increase rate	0.0% - 7.0%	0.5% - 7.0%
As of December 31, 2022, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2023	$2,475
2024	2,656
2025	2,780
2026	2,934
2027	2,975
2028-2032	15,121
The accumulated benefit obligations of $31.0 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.5 million to the non-U.S. plans in 2023.
The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2022	2021
Projected benefit obligation at end of period	$36,483	$49,903
Fair value of plan assets at end of period	(9,181)	(11,344)
Net pension liability	$27,302	$38,559

Long-term unfunded pension liability	$24,503	$35,117
Current portion	4,592	5,545
Total unfunded pension liability	$29,095	$40,662

Total overfunded pension liability	$1,793	$2,103
The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets. The overfunded pension liability is recorded in long-term other assets in the accompanying consolidated balance sheets.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - Non-U.S. benefit plans	2022	2021	2020
Net actuarial pension loss beginning of period	$9,913	$12,811	$12,237
Amortization of net actuarial loss	(532)	(857)	(849)
Net (gain) loss occurring during year	(6,457)	(931)	1,339
Effect of curtailment	(167)	—	—
Cumulative translation adjustment	(484)	(1,110)	84
Net actuarial pension loss at end of period	2,273	9,913	12,811
Tax benefit	(632)	(2,280)	(3,043)
Net actuarial pension loss at end of period, net of tax	$1,641	$7,633	$9,768
Other Non-U.S. Defined Contribution Plans –We have several other defined contribution plans located outside the U.S. that are country specific. Other plans that are characteristically defined contribution plans have accrued liabilities of $2.4 million and $2.4 million, respectively, at December 31, 2022 and December 31, 2021. The total compensation expense for non-U.S. defined contribution plans was $29.9 million in 2022, $29.5 million in 2021, and $21.1 million in 2020.

Note 26. Supplemental Cash Flow Information

	Year Ended
(amounts in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash Operating Activities:
Operating leases	$58,575	$59,190	$58,235
Interest payments on financing lease obligations	161	205	193
Cash paid for amounts included in the measurement of lease liabilities	$58,736	$59,395	$58,428

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(834)	$—	$—
Sale of securities for deferred compensation plan	106	—	—
Change in securities for deferred compensation plan	$(728)	$—	$—

Issuances of notes receivable	$(55)	$(52)	$(57)
Cash received on notes receivable	149	4,218	642
Change in notes receivable	$94	$4,166	$585

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$4,987	$6,753	$5,862
Property, equipment, and intangibles purchased with debt	9,779	8,839	18,813
Customer accounts receivable converted to notes receivable	49	141	843

Cash Financing Activities:
Proceeds from issuance of new debt	$—	$548,625	$250,000
Borrowings on long-term debt	779,977	37,306	100,941
Payments of long-term debt	(767,248)	(666,534)	(135,250)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(5,448)	(4,833)
Change in long-term debt	$12,729	$(86,051)	$210,858

Cash paid for amounts included in the measurement of finance lease liabilities	$1,792	$2,090	$1,721

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$16,486	$13,048	$10,785
Shares repurchased in accounts payable	—	1,066	—
Accounts payable converted to installment notes	1,279	69	914

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$44,723	$36,513	$20,443
Cash interest paid	80,613	74,953	71,659
Prior period information in the table above have been reclassified to conform to current period presentation.