Form 10-Q
period 2023-04-01
JELD-WEN Holding, Inc.
filed 2023-05-09
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 84,971,801 shares of Common Stock, par value $0.01 per share, outstanding as of May 4, 2023.

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
Adjusted EBITDA
A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as net income (loss), adjusted for the following items: (income) loss from discontinued operations, net of tax; income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Australia Senior Secured Credit Facility	Our senior secured credit facility, dated as of October 6, 2015 and as amended from time to time, with certain of our Australian subsidiaries, as borrowers, and Australia and New Zealand Banking Group Limited, as lender
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and our Australia Senior Secured Credit Facility as well as other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows ® marks in Australasia, and Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
    In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1- Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
    We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A- Risk Factors in our Form 10-K and Item 1A – Risk Factors and Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
•pension plan obligations;
•availability and cost of credit;
•our current level of indebtedness and the effect of restrictive covenants under our existing or future indebtedness including our Credit Facilities, Senior Secured Notes, and Senior Notes; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors in our Form 10-K and Item 1A- Risk Factors in this Form 10-Q.
    Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Any forward-looking statement in this Form 10-Q speaks only as of the date of this Form 10-Q. We do not undertake any obligation to update any of the forward-looking statements, except as required by law. We do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Unless the context requires otherwise, references in this Form 10-Q to “we,” “us,” “our,” “the Company,” or “JELD-WEN” mean JELD-WEN Holding, Inc., together with our consolidated subsidiaries where the context requires, including our wholly owned subsidiary JWI.

Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	April 1, 2023	March 26, 2022
Net revenues	$1,222,617	$1,171,022
Cost of sales	990,549	967,724
Gross margin	232,068	203,298
Selling, general and administrative	185,507	192,996
Restructuring and asset related charges (Note 15)	9,266	1
Operating income	37,295	10,301
Interest expense, net	21,221	18,354
Other income, net (Note 17)	(5,272)	(7,337)
Income (loss) before taxes	21,346	(716)
Income tax (benefit) (Note 10)	6,212	(188)
Net income (loss)	$15,134	$(528)

Weighted average common shares outstanding (Note 13):
Basic	84,598,945	89,802,974
Diluted	85,149,088	89,802,974
Net income (loss) per share
Basic	$0.18	$(0.01)
Diluted	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Net income (loss)	$15,134	$(528)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $580, and $(10), respectively	8,173	(4,033)
Interest rate hedge adjustments, net of tax (benefit) expense of $(1,049) and $2,304, respectively	(3,085)	6,786
Defined benefit pension plans, net of tax expense of $23 and $150, respectively	62	401
Total other comprehensive income, net of tax	5,150	3,154
Comprehensive income	$20,284	$2,626

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	April 1, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$202,552	$219,405
Restricted cash	1,439	1,463
Accounts receivable, net (Note 2)	702,406	603,748
Inventories (Note 3)	637,803	666,455
Other current assets	80,313	78,787
Assets held for sale (Note 16)	128,534	125,748
Total current assets	1,753,047	1,695,606
Property and equipment, net (Note 4)	758,142	762,486
Deferred tax assets	200,830	195,180
Goodwill (Note 5)	463,603	460,505
Intangible assets, net (Note 6)	186,731	192,105
Operating lease assets, net	166,887	167,880
Other assets	31,282	27,599
Total assets	$3,560,522	$3,501,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$348,410	$320,682
Accrued payroll and benefits	131,846	133,637
Accrued expenses and other current liabilities (Note 7)	294,515	291,876
Current maturities of long-term debt (Note 9)	29,109	34,391
Liabilities held for sale (Note 16)	6,687	6,040
Total current liabilities	810,567	786,626
Long-term debt (Note 9)	1,721,241	1,713,238
Unfunded pension liability	38,315	35,505
Operating lease liability	133,046	135,822
Deferred credits and other liabilities	100,898	97,898
Deferred tax liabilities	8,696	8,724
Total liabilities	2,812,763	2,777,813
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,916,876 and 84,347,712 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively.	849	843
Additional paid-in capital	738,774	734,853
Retained earnings	145,620	130,486
Accumulated other comprehensive loss	(137,484)	(142,634)
Total shareholders’ equity	747,759	723,548
Total liabilities and shareholders’ equity	$3,560,522	$3,501,361

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	April 1, 2023		March 26, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,347,712	$843	90,193,550	$902
Shares issued for exercise/vesting of share-based compensation awards	604,028	7	824,074	8
Shares repurchased	—	—	(1,777,266)	(18)
Shares surrendered for tax obligations for employee share-based transactions	(34,864)	(1)	(103,904)	(1)
Balance at period end	84,916,876	$849	89,136,454	$891
Additional paid-in capital
Balance at beginning of period		$735,526		$720,124
Shares issued for exercise/vesting of share-based compensation awards		—		979
Shares surrendered for tax obligations for employee share-based transactions		(462)		(2,378)
Amortization of share-based compensation		4,383		9,664
Balance at period end		739,447		728,389
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$738,774		$727,716
Retained earnings
Balance at beginning of period		$130,486		$215,611
Shares repurchased		—		(41,323)
Net income (loss)		15,134		(528)
Balance at period end		$145,620		$173,760
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(142,634)		$(93,746)
Foreign currency adjustments		8,173		(4,033)
Unrealized (loss) gain on interest rate hedges		(3,085)		6,786
Net actuarial pension gain		62		401
Balance at period end		$(137,484)		$(90,592)

Total shareholders’ equity at period end		$747,759		$811,775

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
OPERATING ACTIVITIES
Net income (loss)	$15,134	$(528)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	32,790	32,565
Deferred income taxes	(4,268)	(2,449)
Net (gain) loss on disposition of assets	(90)	134
Adjustment to carrying value of assets	2,171	—
Amortization of deferred financing costs	786	726
Stock-based compensation	4,383	9,664
Amortization of U.S. pension expense	125	350
Recovery of cost from interest received on impaired notes	(1,394)	(7,027)
Other items, net	(4,345)	2,211
Net change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(100,229)	(157,703)
Inventories	31,779	(61,285)
Other assets	(1,775)	(34,669)
Accounts payable and accrued expenses	27,572	45,531
Change in short term and long-term tax liabilities	(3,295)	(14,387)
Net cash used in operating activities	(656)	(186,867)
INVESTING ACTIVITIES
Purchases of property and equipment	(21,432)	(15,382)
Proceeds from sale of property and equipment	398	39
Purchase of intangible assets	(2,179)	(998)
Recovery of cost from interest received on impaired notes	1,394	7,027
Cash received for notes receivable	5	48
Cash received from insurance proceeds	3,165	—
Change in securities for deferred compensation plan	(383)	—
Net cash used in investing activities	(19,032)	(9,266)
FINANCING ACTIVITIES
Change in long-term debt	341	110,623
Common stock issued for exercise of options	7	987
Common stock repurchased	—	(40,216)
Payments to tax authorities for employee share-based compensation	(447)	(111)
Net cash (used in) provided by financing activities	(99)	71,283
Effect of foreign currency exchange rates on cash	2,910	(4,940)
Net decrease in cash and cash equivalents	(16,877)	(129,790)
Cash, cash equivalents and restricted cash, beginning	220,868	396,890
Cash, cash equivalents and restricted cash, ending	$203,991	$267,100
For further information see Note 21. - Supplemental Cash Flow.

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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of April 1, 2023 and for the three months ended April 1, 2023 and March 26, 2022, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Note 2. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, including historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but do require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral.
At April 1, 2023 and December 31, 2022, we had an allowance for credit losses of $18.1 million and $16.3 million, respectively. The increase in the allowance for credit losses in the three months ended April 1, 2023 is due to the credit losses incurred from the bankruptcy of a large Australasian customer, partially offset by a reduction in our allowance for credit losses in our North America segment due to improved collections.
Note 3. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	April 1, 2023	December 31, 2022
Raw materials	$475,610	$511,681
Work in process	29,921	31,310
Finished goods	132,272	123,464
Total inventories	$637,803	$666,455

Note 4. Property and Equipment, Net

(amounts in thousands)	April 1, 2023	December 31, 2022
Property and equipment	$2,151,549	$2,135,848
Accumulated depreciation	(1,393,407)	(1,373,362)
Total property and equipment, net	$758,142	$762,486
We recorded accelerated depreciation of our plant and equipment of $2.2 million during the three months ended April 1, 2023 within restructuring and asset related charges in the accompanying consolidated statements of operations. No accelerated depreciation was recorded during the three months ended March 26, 2022.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $3.9 million as of April 1, 2023 compared to December 31, 2022, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Cost of sales	$22,916	$22,512
Selling, general and administrative	1,964	1,708
Total depreciation expense	$24,880	$24,220
Note 5. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Australasia	Total Reportable Segments
Balance as of December 31, 2022	$182,269	$199,684	$78,552	$460,505
Currency translation	11	3,889	(802)	3,098
Balance as of April 1, 2023	$182,280	$203,573	$77,750	$463,603
Note 6. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	April 1, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$138,964	$(83,241)	$55,723
Software	121,305	(46,461)	74,844
Trademarks and trade names	53,420	(13,153)	40,267
Patents, licenses and rights	42,419	(26,522)	15,897
Total amortizable intangibles	$356,108	$(169,377)	$186,731

	December 31, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$137,914	$(79,761)	$58,153
Software	119,239	(43,208)	76,031
Trademarks and trade names	53,481	(12,563)	40,918
Patents, licenses and rights	42,821	(25,818)	17,003
Total amortizable intangibles	$353,455	$(161,350)	$192,105
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets as of April 1, 2023 compared to December 31, 2022 was nominal.
Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Amortization expense	$7,487	$8,145
Note 7. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	April 1, 2023	December 31, 2022
Accrued sales and advertising rebates	$76,652	$93,337
Current portion of operating lease liability	43,546	42,494
Non-income related taxes	31,076	25,700
Accrued expenses	24,032	18,423
Current portion of warranty liability (Note 8)	23,114	23,079
Deferred revenue and customer deposits	23,104	24,753
Accrued freight	18,382	17,398
Accrued interest payable	17,508	4,038
Current portion of accrued claim costs relating to self-insurance programs	17,375	17,932
Accrued income taxes payable	9,900	12,848
Current portion of restructuring accrual (Note 15)	3,985	5,038
Legal claims provision	3,477	3,490
Current portion of derivative liability (Note 18)	2,364	3,346
Total accrued expenses and other current liabilities	$294,515	$291,876
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	April 1, 2023	March 26, 2022
Balance as of January 1	$54,337	$54,860
Current period charges	7,240	7,151
Experience adjustments	539	684
Payments	(7,864)	(7,742)
Currency translation	108	(4)
Balance at period end	54,360	54,949
Current portion	(23,114)	(23,387)
Long-term portion	$31,246	$31,562
The most significant component of our warranty liability as of April 1, 2023 and March 26, 2022 is in the North America segment. As of April 1, 2023, the warranty liability in the North America segment totaled $46.2 million after discounting future estimated cash flows at rates between 0.53% and 3%. Without discounting, the liability would have been higher by approximately $3.0 million.
Note 9. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	April 1, 2023	April 1, 2023	December 31, 2022
(amounts in thousands)	Interest Rate

Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.30% - 7.09%	540,572	541,970
Revolving credit facilities	5.93% - 8.25%	63,000	55,000
Finance leases and other financing arrangements	1.25% - 7.16%	84,995	89,784
Mortgage notes	4.62% - 5.12%	22,624	22,472
Total Debt		1,761,191	1,759,226
Unamortized debt issuance costs and original issue discounts		(10,841)	(11,597)
Current maturities of long-term debt		(29,109)	(34,391)
Long-term debt		$1,721,241	$1,713,238
Summaries of our significant changes to outstanding debt agreements as of April 1, 2023 are as follows:
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
Term Loans
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans bear interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan Facility, and add language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023 cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million. As of April 1, 2023, the outstanding principal balance, net of original issue discount, was $539.3 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. Absent any action, interest rate hedges will convert to a SOFR basis after June 30, 2023, although the Company plans to proactively amend these hedges to a SOFR basis prior to that date. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 18 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Revolving Credit Facilities
ABL Facility - In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, provide additional covenant flexibility, conform certain terms and provisions to the Term Loan Facility, and amend the interest rate grid applicable to the loans thereunder by adding language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023 cessation of the publication of LIBOR. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bear, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.50% depending on excess availability. As of April 1, 2023, we had $63.0 million of outstanding borrowings, $31.4 million in letters of credit and $401.2 million available under the ABL Facility.
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
In December 2021, we amended the Australia Senior Secured Credit Facility to reinstate maintenance financial covenant ratios to pre-pandemic thresholds and renewed the facility through its next annual review. The amended facility includes line fees of 0.50%, compared to line fees of 0.70% under the previous amendment. As of April 1, 2023, we had AUD 22.5 million ($15.1 million) available under this facility.
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
At April 1, 2023, we had combined borrowing availability of $416.3 million under our revolving credit facilities.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of April 1, 2023, we had DKK 154.6 million ($22.6 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of April 1, 2023, we had $85.0 million outstanding in this category, with maturities ranging from 2023 to 2030.
As of April 1, 2023, we were in compliance with the terms of all of our credit facilities and the indentures governing the Senior Notes and Senior Secured Notes.

Note 10. Income Taxes

The effective income tax rate for continuing operations was 29.1% and 26.3% for the three months ended April 1, 2023 and March 26, 2022, respectively. In accordance with ASC 740-270, we recorded a tax expense of $6.2 million and a tax benefit of $0.2 million from operations in the three months ended April 1, 2023 and March 26, 2022, respectively, by applying our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended April 1, 2023 was $1.0 million, comprised primarily of $1.2 million of tax expense attributable to share-based compensation, partially offset by $0.2 million of tax benefit attributable to uncertain tax positions related to Denmark and Germany taken in the previous years. Discrete tax items recorded in the three months ended March 26, 2022 were insignificant to the tax expense recorded in the respective period.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had unrecognized tax benefits without regard to accrued interest of $31.5 million and $29.3 million as of April 1, 2023 and December 31, 2022, respectively.
The Company continually evaluates its global cash needs. As of April 1, 2023, the Company continues to make an indefinite reinvestment assertion on the future earnings of its foreign subsidiaries in excess of previously taxed earnings and no additional deferred tax expense is recorded.
Note 11. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have three reportable segments, organized and managed principally in geographic regions. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the three reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as net income (loss), adjusted for the following items: (income) loss from discontinued operations, net of tax; income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended April 1, 2023
Total net revenues	$768,122	$312,621	$145,670	$1,226,413	$—	$1,226,413
Intersegment net revenues	(89)	(132)	(3,575)	(3,796)	—	(3,796)
Net revenues from external customers	$768,033	$312,489	$142,095	$1,222,617	$—	$1,222,617
Three Months Ended March 26, 2022
Total net revenues	$722,571	$323,306	$130,433	$1,176,310	$—	$1,176,310
Intersegment net revenues	(228)	(34)	(5,026)	(5,288)	—	(5,288)
Net revenues from external customers	$722,343	$323,272	$125,407	$1,171,022	$—	$1,171,022

(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended April 1, 2023
Net income (loss)	$35,249	$7,299	$5,317	$47,865	$(32,731)	$15,134
Income tax expense (benefit)	14,533	1,415	2,348	18,296	(12,084)	6,212
Depreciation and amortization	17,798	7,433	4,447	29,678	3,112	32,790
Interest expense, net	2,834	128	869	3,831	17,390	21,221
Restructuring and asset related charges	7,812	1,267	—	9,079	187	9,266
Net other special items	972	95	(386)	681	8,231	8,912
Adjusted EBITDA	$79,198	$17,637	$12,595	$109,430	$(15,895)	$93,535
Three Months Ended March 26, 2022
Net income (loss)	$38,068	$(631)	$2,017	$39,454	$(39,982)	$(528)
Income tax expense (benefit)(1)	1,008	1,398	996	3,402	(3,590)	(188)
Depreciation and amortization	16,685	7,892	4,844	29,421	3,144	32,565
Interest expense, net	1,127	1,805	1,014	3,946	14,408	18,354
Restructuring and asset related charges	—	—	22	22	(21)	1
Net other special items	10,197	4,234	1,479	15,910	14,135	30,045
Adjusted EBITDA	$67,085	$14,698	$10,372	$92,155	$(11,906)	$80,249
(1)Income tax expense (benefit) in Corporate and unallocated costs includes the tax impact of US Operations in the three months ended March 26, 2022.

Reconciliations of net income to Adjusted EBITDA are as follows:

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Net income (loss)	$15,134	$(528)
Income tax expense (benefit)	6,212	(188)
Depreciation and amortization	32,790	32,565
Interest expense, net	21,221	18,354
Special items:
Legal and professional expenses and settlements(1)	1,822	1,916
Restructuring and asset related charges(2)	9,266	1
Facility closure, consolidation, and other related costs and adjustments(3)	1,347	132
M&A related costs(4)	4,550	3,270
Share-based compensation expense(5)	4,383	9,664
Non-cash foreign exchange transaction/translation (income) loss(6)	(3,066)	6,218
Other special items (7)	(124)	8,845
Adjusted EBITDA	$93,535	$80,249
.
(1)Legal and professional expenses and settlements primarily related to litigation and transformation initiatives.
(2)Represents severance, accelerated depreciation charges, and other expenses directly incurred as a result of restructuring events, including equipment relocation expenses.
(3)Facility closure, consolidation, and other related costs and adjustments primarily related to winding down certain facilities closed in 2022.
(4)M&A related costs consists primarily of legal and professional expenses related to the potential dispositions of Towanda and our Australasia segment.
(5)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(6)Non-cash foreign exchange transaction/translation (income)/loss primarily consists of (gains)/losses associated with fair value adjustments of foreign currency derivatives and revaluation of intercompany balances.
(7)Other special items not core to ongoing business activity in the three months ended March 26, 2022 primarily consists of $6.9 million in expenses related to fire damage and downtime at one of our facilities in our North America segment.
To conform with current period presentation, certain amounts in prior period information have been reclassified.
Note 12. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both April 1, 2023 and December 31, 2022 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of April 1, 2023, there have been no share repurchases under this program.
We repurchased 1,777,266 shares of our Common Stock at an average price of $23.26 during the three months ended March 26, 2022. We did not repurchase shares during the three months ended April 1, 2023.

Note 13. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended
	April 1, 2023	March 26, 2022
Weighted average outstanding shares of Common Stock basic	84,598,945	89,802,974
Restricted stock units and options to purchase Common Stock	550,143	—
Weighted average outstanding shares of Common Stock diluted	85,149,088	89,802,974
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	April 1, 2023	March 26, 2022
Common Stock options	1,669,638	1,668,613
Restricted stock units	782,751	1,086,958
Performance share units	192,940	390,084
Note 14. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	April 1, 2023		March 26, 2022
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	235,892	$13.29	310,554	$24.17
Options canceled	7,395	$26.33	37,770	$28.57
Options exercised	—	$—	66,946	$12.55

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,336,005	$13.21	845,395	$24.18
PSUs granted	292,064	$17.36	158,587	$29.24

Stock-based compensation expense was $4.4 million and $9.7 million for the three months ended April 1, 2023 and March 26, 2022, respectively. The three months ended April 1, 2023 had comparatively less expense than the three months ended March 26, 2022 primarily due to executive management turnover and lower outstanding performance shares in 2023. As of April 1, 2023, we had $27.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.85 years.
Note 15. Restructuring and Asset Related Charges
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closure, and changes to the management structure to align with our operations. Other restructuring associated costs, primarily consist of equipment relocation costs. Asset related charges consist of accelerated depreciation of assets due to changes in asset useful lives.

The following table summarizes the restructuring and asset related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Australasia	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended April 1, 2023
Restructuring charges	$3,056	$1,087	$—	$187	$4,330
Other restructuring associated costs	2,585	180	—	—	2,765
Asset related charges	2,171	—	—	—	2,171
Other restructuring associated costs and asset related charges	4,756	180	—	—	4,936
Total restructuring and asset related charges	$7,812	$1,267	$—	$187	$9,266
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)
Balance as of January 1, 2023	$5,038
Current period charges	6,915
Payments	(8,018)
Currency translation	50
Balance as of April 1, 2023	$3,985
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
Restructuring accruals recorded and charges incurred in the three months ended March 26, 2022 were immaterial.
On January 26, 2023, we announced to employees a restructuring plan to close a manufacturing facility in Atlanta, Georgia in a continuing effort to optimize the Company’s footprint and drive operational efficiencies (the “Plan”). The Company expects to incur pre-tax restructuring expenses, other closure costs and capital spending of approximately $19.3 million, which includes $3.0 million of capital expenditures, in connection with the Plan. Through April 1, 2023, $8.1 million has been expensed in connection with the Plan, primarily relating to accelerated depreciation and amortization, equipment relocation costs, and restructuring severance costs. The Company expects to incur a total pre-tax cash outlay of approximately $15.0 million by the end of the third quarter of 2023 in connection with the Plan, of which $3.2 million of cash outlay has been incurred as of April 1, 2023.

Note 16. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 20 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of April 1, 2023 and December 31, 2022, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying balance sheet. The results of Towanda will continue to be reported within our North America operations until the divestiture is finalized.

(amounts in thousands)	April 1, 2023	December 31, 2022
Assets
Inventory	$16,749	$16,592
Other current assets	192	110
Property and equipment	44,271	41,600
Intangible assets	1,472	1,471
Goodwill	65,000	65,000
Operating lease assets	850	975
Assets held for sale	$128,534	$125,748

Liabilities
Accrued payroll and benefits	$983	$852
Accrued expenses and other current liabilities	5,363	4,707
Current maturities of long term debt	—	1
Operating lease liability	341	480
Liabilities held for sale	$6,687	$6,040
Note 17. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Foreign currency (gains) losses, net	$(3,459)	$1,711
Insurance reimbursement	(1,215)	—
Pension expense (income)	1,788	(1,427)
Recovery of cost from interest received on impaired notes	(1,394)	(7,027)
Governmental assistance	(147)	(65)
Other items	(845)	(529)
Total Other Income, Net	$(5,272)	$(7,337)
Note 18 Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $97.3 million as of April 1, 2023. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $112.1 million as of April 1, 2023. We do not use derivative financial instruments for trading or speculative purposes. As of April 1, 2023, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market gains of $1.5 million and losses of $1.3 million relating to foreign currency derivatives in the three months ended April 1, 2023 and March 26, 2022, respectively.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and we partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swap agreements have outstanding notional amounts aggregating to $370.0 million and mature in December 2023 with a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. Absent any action, interest rate hedges will convert to a SOFR basis after June 30, 2023, although the Company plans to proactively amend these hedges to a SOFR basis prior to that date. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three months ended April 1, 2023. We recorded pre-tax mark-to-market losses of $0.3 million and gains of $8.9 million during the three months ended April 1, 2023 and March 26, 2022, respectively, in other comprehensive income. We reclassified gains previously recorded in other comprehensive income to interest income of $3.8 million during the three months ended April 1, 2023, and losses to interest expense of $0.2 million during the three months ended March 26, 2022.
As of April 1, 2023, approximately $12.1 million is expected to be reclassified to interest income until the instruments mature in December 2023.
Other derivative instruments – From time to time, we may enter into other types of derivative instruments immaterial to the business. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	April 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$12,101	$16,235
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4,472	$3,809
Other derivative instruments	Other current assets	55	73

	Derivatives liabilities
(amounts in thousands)	Balance Sheet Location	April 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,174	$3,058
Other derivative instruments	Accrued expenses and other current liabilities	190	288
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	April 1, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,714	$1,714	$—	$1,714	$—
Derivative assets, recorded in other current assets	16,628	16,628	—	16,628	—
Deferred compensation plan assets, recorded in other assets	1,157	1,157	—	1,157	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,761,191	$1,657,803	$—	$1,657,803	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,364	2,364	—	2,364	—

	December 31, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,078	$6,078	$—	$6,078	$—
Derivative assets, recorded in other current assets	20,117	20,117	—	20,117	—
Deferred compensation plan assets, recorded in other assets	725	725	—	725	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,759,226	$1,555,367	$—	$1,555,367	$—
Derivative liabilities, recorded in accrued expenses and other current assets	3,346	3,346	—	3,346	—
Derivative assets and liabilities reported in level 2 primarily include foreign currency derivative contracts and interest rate swap agreements. See Note 18- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of April 1, 2023 or December 31, 2022.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of April 1, 2023 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At April 1, 2023 and December 31, 2022, our accrued liability for self-insured risks was $92.0 million and $92.6 million, respectively.
Indemnifications – At April 1, 2023, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $67.6 million at April 1, 2023 and December 31, 2022, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at April 1, 2023 and $0.5 million at December 31, 2022. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at April 1, 2023 and December 31, 2022, respectively.
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
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDEP and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $1.4 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Note 21. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Cash Operating Activities:
Operating leases	$16,490	$15,203
Interest payments on financing lease obligations	42	43
Cash paid for amounts included in the measurement of lease liabilities	$16,532	$15,246

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(420)	$—
Sale of securities for deferred compensation plan	37	—
Change in securities for deferred compensation plan	$(383)	$—

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$4,077	$3,868
Property, equipment, and intangibles purchased with debt	869	1,423
Customer accounts receivable converted to notes receivable	38	—

Cash Financing Activities:
Borrowings on long-term debt	96,867	233,500
Payments of long-term debt	(96,526)	(122,877)
Change in long-term debt	$341	$110,623

Cash paid for amounts included in the measurement of finance lease liabilities	$484	$495

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$16	$2,268
Shares repurchased in accounts payable	—	2,191
Accounts payable converted to installment notes	176	1,279

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$13,785	$16,648
Cash interest paid	7,641	3,682

Note 22. Subsequent Events
On April 17, 2023, we entered into a share sale agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia segment for a purchase price of approximately AUD 688.0 million. The transaction is expected to close in the third quarter of 2023, subject to certain closing conditions and regulatory approvals, including approval by the Australian Foreign Investment Review Board.
The share sale agreement specifies foreign exchange conversion rates into USD for AUD 230.0 million of the sales price. The conversion rates range from 0.6726 USD to 0.6749 USD to 1.0 AUD, depending on the sale completion date. On April 18, 2023, we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 USD to 0.6759 USD to 1.0 AUD. These forward contracts mature in the same quarter in which we expect to close the sale of our Australasia segment.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A contains forward-looking statements that involve risks and uncertainties. Please see the “Forward-Looking Statements” section above for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our unaudited financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-Q, and our audited financial statements and related notes and MD&A included in our Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A – Risk Factors in our Form 10-K and Form 10-Q, and included elsewhere in this Form 10-Q.
This MD&A is a supplement to our unaudited financial statements and notes thereto included elsewhere in this Form 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
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
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have three reportable segments: North America, Europe, and Australasia. Financial information related to our business segments can be found in Note 11 - Segment Information of our financial statements included elsewhere in this Form 10-Q.

Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.
Comparison of the Three Months Ended April 1, 2023 to the Three Months Ended March 26, 2022

	Three Months Ended
	April 1, 2023		March 26, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,222,617	100.0%	$1,171,022	100.0%
Cost of sales	990,549	81.0%	967,724	82.6%
Gross margin	232,068	19.0%	203,298	17.4%
Selling, general and administrative	185,507	15.2%	192,996	16.5%
Restructuring and asset related charges	9,266	0.8%	1	—%
Operating income	37,295	3.1%	10,301	0.9%
Interest expense, net	21,221	1.7%	18,354	1.6%
Other income, net	(5,272)	(0.4)%	(7,337)	(0.6)%
Income before taxes	21,346	1.7%	(716)	(0.1)%
Income tax expense	6,212	0.5%	(188)	—%
Net income	$15,134	1.2%	$(528)	—%
Consolidated Results
Net Revenues – Net revenues increased $51.6 million, or 4.4%, to $1,222.6 million in the three months ended April 1, 2023 from $1,171.0 million in the three months ended March 26, 2022. The increase was driven by Core Revenue growth of 7%, partially offset by a 3% adverse foreign exchange impact. Core Revenues increased due to a 10% benefit from price realization mostly related to prior year pricing actions in response to significant inflation from input costs, partially offset by reductions in volume/mix of 3%.
Gross Margin – Gross margin increased $28.8 million, or 14.2%, to $232.1 million in the three months ended April 1, 2023 from $203.3 million in the three months ended March 26, 2022. Gross margin as a percentage of net revenues was 19.0% in the three months ended April 1, 2023 and 17.4% in the three months ended March 26, 2022. The increase in gross margin percentage was due primarily to the timing differences between increased input costs and our pricing actions in our end markets.
SG&A Expense – SG&A expense decreased $7.5 million, or 3.9%, to $185.5 million in the three months ended April 1, 2023 from $193.0 million in the three months ended March 26, 2022. SG&A expense as a percentage of net revenues decreased to 15.2% in the three months ended April 1, 2023 from 16.5% in the three months ended March 26, 2022. The decrease in SG&A expense and SG&A as a percentage of net revenues was primarily due to decreased labor and variable compensation expenses driven by a reduction in headcount.
Restructuring and Asset Related Charges – Restructuring and asset related charges in the three months ended April 1, 2023 relate to transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments. The restructuring charges in our North America segment primarily relate to charges incurred in connection with a restructuring plan to close a manufacturing facility in Atlanta, Georgia. For more information, refer to Note 15 - Restructuring and Asset Related Charges to our unaudited consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, increased $2.9 million, or 15.6%, to $21.2 million in the three months ended April 1, 2023 from $18.4 million in the three months ended March 26, 2022. The increase was primarily due to an increase to the cost of borrowing on our variable rate Term Loan Facility, partially offset by interest income from interest rate derivatives in the current period.
Other Income, Net – Other income, net decreased $2.1 million, or 28.1%, to $5.3 million in the three months ended April 1, 2023 from $7.3 million in the three months ended March 26, 2022. Other income, net in the three months ended April 1, 2023 primarily consisted of foreign currency gains of $3.5 million, the recovery of cost from interest received on impaired notes of $1.4 million, and reimbursements from insurance of $1.2 million, partially offset by pension expense of $1.8 million. Other income, net in the three months ended March 26, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $7.0 million and pension income of $1.4 million, partially offset by foreign currency losses of $1.7 million. Refer to Note 17 - Other Income, Net for the remaining components of other income, net.
Income Taxes – Income tax expense increased $6.4 million, to a tax expense of $6.2 million in the three months ended April 1, 2023 from a $0.2 million income tax benefit in the three months ended March 26, 2022. The effective tax rate in the three months ended April 1, 2023 was 29.1% compared to 26.3% in the three months ended March 26, 2022. The increase in income taxes was primarily due an increase in income before taxes. For more information, refer to Note 10 - Income Taxes to our unaudited consolidated financial statements included in this Form 10-Q.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We have three reportable segments, organized and managed principally by geographic region. Our reportable segments are North America, Europe, and Australasia. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA as net income (loss), adjusted for the following items: (income) loss from discontinued operations, net of tax; income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.
Reconciliations of net income to Adjusted EBITDA for our segments’ operations are as follows:

	Three Months Ended April 1, 2023
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Net income (loss)	$35,249	$7,299	$5,317	$47,865	$(32,731)	$15,134
Income tax expense (benefit)	14,533	1,415	2,348	18,296	(12,084)	6,212
Depreciation and amortization	17,798	7,433	4,447	29,678	3,112	32,790
Interest expense, net	2,834	128	869	3,831	17,390	21,221
Special items:(1)
Legal and professional expenses and settlements	—	70	—	70	1,752	1,822
Restructuring and asset related charges	7,812	1,267	—	9,079	187	9,266
Facility closure, consolidation, and other related costs and adjustments	9	1,338	—	1,347	—	1,347
M&A related costs	246	—	—	246	4,304	4,550
Share-based compensation expense	960	499	259	1,718	2,665	4,383
Non-cash foreign exchange transaction/translation (income)	(185)	(1,708)	(936)	(2,829)	(237)	(3,066)
Other special items	(58)	(104)	291	129	(253)	(124)
Adjusted EBITDA	$79,198	$17,637	$12,595	$109,430	$(15,895)	$93,535
(1)For the definitions of the Special items listed above, refer to Note 11 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Three Months Ended March 26, 2022
(amounts in thousands)	North America	Europe	Australasia	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Net income (loss)	$38,068	$(631)	$2,017	$39,454	$(39,982)	$(528)
Income tax expense (benefit)(1)	1,008	1,398	996	3,402	(3,590)	(188)
Depreciation and amortization	16,685	7,892	4,844	29,421	3,144	32,565
Interest expense, net	1,127	1,805	1,014	3,946	14,408	18,354
Special items:(2)
Legal and professional expenses and settlements	4	—	138	142	1,774	1,916
Restructuring and asset related charges	—	—	22	22	(21)	1
Facility closure, consolidation, and other related costs and adjustments	—	132	—	132	—	132
M&A related costs	144	—	—	144	3,126	3,270
Share-based compensation expense	2,021	874	477	3,372	6,292	9,664
Non-cash foreign exchange transaction/translation loss (income)	345	(3,648)	613	(2,690)	8,908	6,218
Other special items	7,683	6,876	251	14,810	(5,965)	8,845
Adjusted EBITDA	$67,085	$14,698	$10,372	$92,155	$(11,906)	$80,249
(1)Income tax expense (benefit) in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 11 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

Comparison of the Three Months Ended April 1, 2023 to the Three Months Ended March 26, 2022

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Net revenues from external customers			% Variance
North America	$768,033	$722,343	6.3%
Europe	312,489	323,272	(3.3)%
Australasia	142,095	125,407	13.3%
Total Consolidated	$1,222,617	$1,171,022	4.4%
Percentage of total consolidated net revenues
North America	62.8%	61.7%
Europe	25.6%	27.6%
Australasia	11.6%	10.7%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$79,198	$67,085	18.1%
Europe	17,637	14,698	20.0%
Australasia	12,595	10,372	21.4%
Corporate and unallocated costs	(15,895)	(11,906)	33.5%
Total Consolidated	$93,535	$80,249	16.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	10.3%	9.3%
Europe	5.6%	4.5%
Australasia	8.9%	8.3%
Total Consolidated	7.7%	6.9%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Note 11 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America increased $45.7 million, or 6.3%, to $768.0 million in the three months ended April 1, 2023 from $722.3 million in the three months ended March 26, 2022. The increase was due to an increase in Core Revenues of 7%. Core Revenues increased primarily due to a 10% benefit from price realization mostly related to prior year pricing actions in response to significant inflation from input costs, partially offset by unfavorable volume/mix of 3% driven by weakened market demand, partially offset by share gains.
Adjusted EBITDA in North America increased $12.1 million to $79.2 million, or 18.1%, in the three months ended April 1, 2023 from $67.1 million in the three months ended March 26, 2022. The increase was primarily due to favorable price/cost, partially offset by unfavorable volume/mix and higher operating costs and other expenses. The increase in operating costs and other expenses was driven by increased pension expense and an additional week of labor compensation during the three months ended April 1, 2023 compared to the same period last year. The increase was partially offset by a reduction in our allowance for credit losses due to improved collections.
Europe
Net revenues in Europe decreased $10.8 million, or 3.3%, to $312.5 million in the three months ended April 1, 2023 from $323.3 million in the three months ended March 26, 2022. The decrease was primarily due to an adverse impact from foreign exchange of 6%, partially offset by an increase in core revenues of 3%. Core Revenues increased due to an 10% benefit from price realization mostly related to prior year pricing actions in response to significant inflation from input costs, partially offset by unfavorable volume/mix of 7% primarily due to market softness and uncertainty across the region.
Adjusted EBITDA in Europe increased $2.9 million, or 20.0%, to $17.6 million in the three months ended April 1, 2023 from $14.7 million in the three months ended March 26, 2022. The increase was primarily due to positive price/cost and favorable productivity, partially offset by unfavorable volume/mix.

Australasia
Net revenues in Australasia increased $16.7 million, or 13.3%, to $142.1 million in the three months ended April 1, 2023 from $125.4 million in the three months ended March 26, 2022. The increase was primarily due to an increase in Core Revenues of 20%, partially offset by a negative impact from foreign exchange of 7%. Core Revenues increased due to an 9% benefit from price realization mostly related to prior year pricing actions in response to significant inflation from input costs, and positive volume/mix of 11% due to strong demand.
Adjusted EBITDA in Australasia increased $2.2 million, or 21.4%, to $12.6 million in the three months ended April 1, 2023 from $10.4 million in the three months ended March 26, 2022. The increase was primarily due to favorable price/cost and higher volume/mix, partially offset by increased operating costs primarily driven by credit losses incurred as a result of the bankruptcy of a large customer.
Corporate and unallocated costs
Corporate and unallocated costs increased in the three months ended April 1, 2023 by $4.0 million, or 33.5%, compared to the three months ended March 26, 2022, primarily due to a reduction in the recovery of cost from interest received on impaired notes and a reduction in gains on foreign exchange transactions.
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
As of April 1, 2023, we had total liquidity (a non-GAAP measure) of $618.9 million, consisting of $202.6 million in unrestricted cash, $401.2 million available for borrowing under the ABL Facility, and AUD $22.5 million ($15.1 million) available for borrowing under the Australia Senior Secured Credit Facility, compared to total liquidity of $645.5 million as of December 31, 2022. The decrease in total liquidity was primarily due to both lower cash balances and lower availability on our ABL Facility at April 1, 2023 compared to December 31, 2022.
As of April 1, 2023, our cash balances, including $1.4 million of restricted cash, consisted of $14.6 million in the U.S. and $189.4 million in non-U.S. subsidiaries. During the fiscal year ended December 31, 2022, the Company repatriated $132.8 million from non-U.S. subsidiaries and repaid a portion of the outstanding ABL Facility. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $1.8 million in the three months ended April 1, 2023. A 1.0% increase in interest rates would have increased our interest expense by $1.8 million in the same period. The impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.

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
As of April 1, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 9 - Long-Term Debt to our consolidated financial statements for additional details.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Cash (used in) provided by:
Operating activities	$(656)	$(186,867)
Investing activities	(19,032)	(9,266)
Financing activities	(99)	71,283
Effect of changes in exchange rates on cash and cash equivalents	2,910	(4,940)
Net change in cash and cash equivalents	$(16,877)	$(129,790)
Cash Flow from Operations
Net cash used in operating activities improved $186.2 million to $0.7 million in the three months ended April 1, 2023 compared to $186.9 million in the three months ended March 26, 2022. The decrease in cash used in operating activities was primarily due to a $186.5 million improvement in net cash used by our working capital accounts (accounts receivable, net, inventory, and accounts payable). Cash flow provided by Inventory was $93.1 million favorable compared to the three months ended March 26, 2022, primarily driven by demand planning that drove lower inventory days on hand, which mitigated inflation on raw materials. Cash flow used in Accounts receivable, net of $57.5 million was favorable in the three months ended April 1, 2023 compared to the three months ended March 26, 2022, which was primarily due to improved days sales outstanding, partially offset by an increase in sales. Cash flow provided by Accounts payable was $35.9 million favorable compared to the three months ended March 26, 2022, which was primarily due to inflation on purchases, partially offset by demand planning that drove moderated purchasing.
Cash Flow from Investing Activities
Net cash used in investing activities increased $9.8 million to $19.0 million in the three months ended April 1, 2023 compared to $9.3 million in the three months ended March 26, 2022, primarily due to an increase in capital expenditures of $7.2 million, and a decrease in cash received from the recovery of cost from interest received on impaired notes of $5.6 million, partially offset by cash received from insurance proceeds related to a property claim of $3.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities decreased to a $0.1 million use of cash in the three months ended April 1, 2023 compared to a $71.3 million source of cash in the three months ended March 26, 2022, primarily due to a decrease in net borrowings of $110.6 million, partially offset by the non-recurrence of repurchases of our Common Stock of $40.2 million in the three months ended March 26, 2022.

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
    Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements presented in our 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. Our significant and critical accounting policies have not changed significantly since our Form 10-K was filed.
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
The amount of our consolidated net assets that were available to be distributed under our credit facilities as of April 1, 2023 was $819.9 million.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to various types of market risks, including the effects of adverse fluctuations in foreign currency exchange rates, changes in interest rates, and movements in commodity prices for products we use in our manufacturing. To reduce our exposure to these risks, we maintain risk management controls and policies to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. Our market risks have not changed significantly from those disclosed in the Form 10-K.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Information relating to this item is included within Note 20 - Commitments and Contingencies of our unaudited financial statements included elsewhere in this Form 10-Q.

Item 1A - Risk Factors

    There have been no updates to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2022.

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

Date: May 9, 2023