Form 10-Q
period 2023-07-01
JELD-WEN Holding, Inc.
filed 2023-08-08
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,188,023 shares of Common Stock, par value $0.01 per share, outstanding as of August 4, 2023.

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
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as income (loss) from continuing operations, net of tax adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWA	JELD-WEN of Australia Pty. Ltd.
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates

PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 and $400.0 million bearing interest at 4.875% and maturing in December 2027
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and maturing in May 2025
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe. We also used the Stegbar®, Regency®, William Russell Doors®, Airlite®, Trend®, The Perfect FitTM, Aneeta®, Breezway®, KolderTM , Corinthian® and A&L Windows® marks in Australasia through July 2, 2023, the date the sale of our Australasia business closed. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•failure to successfully implement our strategic initiatives, including our transformation, productivity and global footprint rationalization initiatives;
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
•manufacturing realignments and cost savings programs;
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

Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net revenues	$1,125,767	$1,179,154	$2,206,289	$2,224,769
Cost of sales	900,212	972,540	1,788,947	1,846,489
Gross margin	225,555	206,614	417,342	378,280
Selling, general and administrative	162,477	152,423	315,240	320,041
Restructuring and asset related charges (Note 16)	6,812	5,265	16,078	5,244
Operating income	56,266	48,926	86,024	52,995
Interest expense, net	20,854	20,196	42,346	38,521
Other expense (income), net (Note 18)	2,159	(17,078)	(1,528)	(26,154)
Income from continuing operations before taxes	33,253	45,808	45,206	40,628
Income tax expense (Note 11)	10,751	10,850	14,239	9,245
Income from continuing operations, net of tax	22,502	34,958	30,967	31,383
Income from discontinued operations, net of tax	15,779	10,868	22,448	13,915
Net income	$38,281	$45,826	$53,415	$45,298

Weighted average common shares outstanding (Note 14):
Basic	84,964,935	87,219,078	84,781,940	88,466,982
Diluted	85,764,785	87,967,049	85,417,344	89,557,956
Net income per share from continuing operations
Basic	$0.26	$0.40	$0.37	$0.35
Diluted	$0.26	$0.40	$0.36	$0.35
Net income per share from discontinued operations
Basic	$0.19	$0.12	$0.26	$0.16
Diluted	$0.18	$0.12	$0.26	$0.16
Net income per share
Basic	$0.45	$0.53	$0.63	$0.51
Diluted	$0.45	$0.52	$0.63	$0.51
Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$38,281	$45,826	$53,415	$45,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $572, $112, $1,153, and $102, respectively	(8,494)	(62,228)	(321)	(66,261)
Net investment hedge adjustments, net of tax expense of $854, $0, $854, and $0, respectively	2,511	—	2,511	—
Interest rate hedge adjustments, net of tax (benefit) expense of $(774), $793, $(1,824), and $3,097, respectively	(2,276)	2,337	(5,361)	9,123
Defined benefit pension plans, net of tax expense of $13, $392, $36, and $542, respectively	34	510	96	911
Total other comprehensive loss, net of tax	(8,225)	(59,381)	(3,075)	(56,227)
Comprehensive income (loss)	$30,056	$(13,555)	$50,340	$(10,929)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	July 1, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$188,948	$164,475
Restricted cash	617	1,463
Accounts receivable, net (Note 3)	596,254	531,232
Inventories (Note 4)	547,799	594,471
Other current assets	65,012	73,485
Assets held for sale (Note 17)	132,859	125,748
Current assets of discontinued operations (Note 2)	230,671	204,732
Total current assets	1,762,160	1,695,606
Property and equipment, net (Note 5)	628,863	642,004
Deferred tax assets	182,706	182,161
Goodwill (Note 6)	383,664	381,953
Intangible assets, net (Note 7)	140,200	148,106
Operating lease assets, net	126,485	128,993
Other assets	29,027	25,778
Non-current assets of discontinued operations (Note 2)	292,744	296,760
Total assets	$3,545,849	$3,501,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$313,542	$286,978
Accrued payroll and benefits	136,332	107,002
Accrued expenses and other current liabilities (Note 8)	242,596	247,901
Current maturities of long-term debt (Note 10)	47,250	34,093
Liabilities held for sale (Note 17)	7,557	6,040
Current liabilities of discontinued operations (Note 2)	109,947	104,612
Total current liabilities	857,224	786,626
Long-term debt (Note 10)	1,638,720	1,712,790
Unfunded pension liability	34,292	31,109
Operating lease liability	101,281	105,068
Deferred credits and other liabilities	89,487	95,936
Deferred tax liabilities	7,754	7,862
Non-current liabilities of discontinued operations (Note 2)	34,707	38,422
Total liabilities	2,763,465	2,777,813
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,048,937 and 84,347,712 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively.	850	843
Additional paid-in capital	743,342	734,853
Retained earnings	183,901	130,486
Accumulated other comprehensive loss	(145,709)	(142,634)
Total shareholders’ equity	782,384	723,548
Total liabilities and shareholders’ equity	$3,545,849	$3,501,361

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	July 1, 2023		June 25, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,916,876	$849	89,136,454	$891
Shares issued for exercise/vesting of share-based compensation awards	188,206	1	153,713	2
Shares repurchased	—	—	(3,430,006)	(34)
Shares surrendered for tax obligations for employee share-based transactions	(56,145)	—	(2,167)	—
Balance at period end	85,048,937	$850	85,857,994	$859
Additional paid-in capital
Balance at beginning of period		$739,447		$728,389
Shares issued for exercise/vesting of share-based compensation awards		135		1,021
Shares surrendered for tax obligations for employee share-based transactions		(869)		(45)
Amortization of share-based compensation		5,302		1,598
Balance at period end		744,015		730,963
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$743,342		$730,290
Retained earnings
Balance at beginning of period		$145,620		$173,760
Shares repurchased		—		(64,255)
Net income		38,281		45,826
Balance at period end		$183,901		$155,331
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(137,484)		$(90,592)
Foreign currency adjustments		(8,494)		(62,228)
Unrealized gain on net investment hedges		2,511		—
Unrealized (loss) gain on interest rate hedges		(2,276)		2,337
Net actuarial pension gain		34		510
Balance at period end		$(145,709)		$(149,973)

Total shareholders’ equity at period end		$782,384		$736,507

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	July 1, 2023		June 25, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,347,712	$843	90,193,550	$902
Shares issued for exercise/vesting of share-based compensation awards	792,234	8	977,787	10
Shares repurchased	—	—	(5,207,272)	(52)
Shares surrendered for tax obligations for employee share-based transactions	(91,009)	(1)	(106,071)	(1)
Balance at period end	85,048,937	$850	85,857,994	$859
Additional paid-in capital
Balance at beginning of period		$735,526		$720,124
Shares issued for exercise/vesting of share-based compensation awards		135		2,000
Shares surrendered for tax obligations for employee share-based transactions		(1,331)		(2,423)
Amortization of share-based compensation		9,685		11,262
Balance at period end		744,015		730,963
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$743,342		$730,290
Retained earnings
Balance at beginning of period		$130,486		$215,611
Shares repurchased		—		(105,578)
Net income		53,415		45,298
Balance at period end		$183,901		$155,331
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(142,634)		$(93,746)
Foreign currency adjustments		(321)		(66,261)
Unrealized gain on net investment hedges		2,511		—
Unrealized (loss) gain on interest rate hedges		(5,361)		9,123
Net actuarial pension gain		96		911
Balance at period end		$(145,709)		$(149,973)

Total shareholders’ equity at period end		$782,384		$736,507

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
OPERATING ACTIVITIES
Net income	$53,415	$45,298
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	71,752	65,078
Deferred income taxes	(946)	(2,193)
Net loss on disposition of assets	129	189
Adjustment to carrying value of assets	3,237	534
Amortization of deferred financing costs	1,572	1,512
Stock-based compensation	9,685	11,262
Amortization of U.S. pension expense	250	700
Recovery of cost from interest received on impaired notes	(1,675)	(13,412)
Other items, net	(7,991)	27,231
Net change in operating assets and liabilities:
Accounts receivable	(75,949)	(170,071)
Inventories	50,073	(126,932)
Other assets	6,702	(32,229)
Accounts payable and accrued expenses	44,476	37,647
Change in short-term and long-term tax liabilities	(1,359)	(10,325)
Net cash provided by (used in) operating activities	153,371	(165,711)
INVESTING ACTIVITIES
Purchases of property and equipment	(41,951)	(31,502)
Proceeds from sale of property and equipment	432	172
Purchase of intangible assets	(4,981)	(3,279)
Recovery of cost from interest received on impaired notes	1,675	13,412
Cash received for notes receivable	93	55
Cash received from insurance proceeds	3,165	—
Change in securities for deferred compensation plan	(659)	(222)
Net cash used in investing activities	(42,226)	(21,364)
FINANCING ACTIVITIES
Change in long-term debt	(70,326)	186,628
Common stock issued for exercise of options	143	2,010
Common stock repurchased	—	(105,179)
Payments to tax authorities for employee share-based compensation	(603)	(2,378)
Net cash (used in) provided by financing activities	(70,786)	81,081
Effect of foreign currency exchange rates on cash	2,210	(16,981)
Net increase (decrease) in cash and cash equivalents	42,569	(122,975)
Cash, cash equivalents and restricted cash, beginning	220,868	396,890
Cash, cash equivalents and restricted cash, ending	$263,437	$273,915
Balances included in the Consolidated Balance Sheets:
Cash, cash equivalents, and restricted cash	$189,565	$243,220
Cash and cash equivalents included in current assets of discontinued operations	73,872	30,695
Cash and cash equivalents at end of period	$263,437	$273,915
For further information see Note 22 - Supplemental Cash Flow.
Cash flows from discontinued operations included in the above amounts are explained in Note 1 — Basis of Presentation and Note 2 — Discontinued Operations.
.

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
Our continuing operations include facilities located in the U.S., Canada, Europe, and Mexico. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of July 1, 2023 and for the three and six months ended July 1, 2023 and June 25, 2022, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”). As of July 1, 2023, the sale had not yet closed and the net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations. See Note 2 - Discontinued Operations for further information.
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
Recent Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which extended the relief provisions under Topic 848 through December 31, 2024. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. In June 2023, we executed amendments to our interest rate derivative agreements to replace LIBOR with a Term SOFR based rate. In connection with this contract amendment, the Company adopted ASU 2020-04 (as updated by ASU 2022-06) in the three months ended July 1, 2023. The amendment to the Company’s interest rate derivative agreements and the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 19 - Derivative Financial Instruments for additional disclosure information relating to our hedging activity.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.
Note 2. Discontinued Operations
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”), for a purchase price of approximately AUD $688 million. On the first day of the third quarter, July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million. See Note 23 - Subsequent Events for additional information.
This divestiture qualified as a discontinued operation as of April 17, 2023 since it represents a strategic shift for us and has a major effect on our consolidated results of operations. Accordingly, the results of operations for the JW Australia reportable segment, together with certain costs related to the sale, have been classified as discontinued operations within the consolidated statements of operations for all periods presented.
Subsequent to the completion of the sale, we expect to provide certain transition services to JW Australia for applicable fees.

The following is a summary of the major categories of assets and liabilities of JW Australia at:

(amounts in thousands)	July 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$73,872	$54,931
Accounts receivable, net	80,997	72,516
Inventories	70,544	71,984
Other current assets	5,258	5,301
Current assets of discontinued operations	$230,671	$204,732

Property and equipment, net	$120,455	$120,482
Deferred tax assets	14,564	13,019
Goodwill	76,835	78,552
Intangible assets, net	42,523	43,998
Operating lease assets, net	36,678	38,887
Other assets	1,689	1,822
Non-current assets of discontinued operations	$292,744	$296,760

LIABILITIES
Accounts payable	$37,919	$33,704
Accrued payroll and benefits	28,119	26,635
Accrued expenses and other current liabilities	43,553	43,975
Current maturities of long-term debt	356	298
Current liabilities of discontinued operations	$109,947	$104,612

Long-term debt	$549	$448
Unfunded pension liability	4,835	4,396
Operating lease liability	26,396	30,753
Deferred credits and other liabilities	2,001	1,962
Deferred tax liabilities	926	863
Non-current liabilities of discontinued operations	$34,707	$38,422
Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net revenues	$156,206	$156,952	$301,876	$287,384
Cost of sales	106,186	117,401	211,575	216,201
Gross margin	50,020	39,551	90,301	71,183
Selling, general and administrative	28,732	28,064	61,477	53,442
Restructuring and asset related charges	—	31	—	53
Operating income	21,288	11,456	28,824	17,688
Interest (income) expense, net	(414)	26	(685)	55
Other income, net	(871)	(3,809)	(2,257)	(2,070)
Income from discontinued operations before taxes	22,573	15,239	31,766	19,703
Income tax expense	6,794	4,371	9,318	5,788
Income from discontinued operations, net of tax	$15,779	$10,868	$22,448	$13,915

During the three and six months ended July 1, 2023, we incurred approximately $1.3 million and $3.2 million, respectively, of costs related to the sale of JW Australia that are reflected within income from discontinued operations in our consolidated statements of operations.
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table presents cash flow and non-cash information related to discontinued operations:

	Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
Depreciation and amortization	$5,196	$9,740
Capital expenditures	6,229	2,506
Share-based incentive compensation	812	754
Provision for bad debt	5,062	338
Unless otherwise noted, discussion within the notes to the consolidated financial statements relates to continuing operations only and excludes the historical JW Australia reportable operating segment.
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
At July 1, 2023 and December 31, 2022, we had an allowance for credit losses of $13.5 million and $15.4 million, respectively. The decrease in the allowance for credit losses in the six months ended July 1, 2023 is due to improved collections experience in our North America segment and decreased consolidated net revenues.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	July 1, 2023	December 31, 2022
Raw materials	$412,684	$458,768
Work in process	25,482	28,295
Finished goods	109,633	107,408
Total inventories	$547,799	$594,471

Note 5. Property and Equipment, Net

(amounts in thousands)	July 1, 2023	December 31, 2022
Property and equipment	$1,928,353	$1,897,751
Accumulated depreciation	(1,299,490)	(1,255,747)
Total property and equipment, net	$628,863	$642,004
We recorded accelerated depreciation of our plant and equipment of $1.1 million and $3.2 million during the three and six months ended July 1, 2023, respectively, and $0.5 million during the three and six months ended June 25, 2022 within restructuring and asset related charges in the accompanying consolidated statements of operations. Additionally, we recorded accelerated depreciation of $9.1 million in the three and six months ended July 1, 2023 from reviews of North America equipment capacity optimization.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $4.3 million as of July 1, 2023 compared to December 31, 2022.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cost of sales	$30,255	$19,712	$50,528	$39,489
Selling, general and administrative	1,243	1,369	2,888	2,751
Total depreciation expense	$31,498	$21,081	$53,416	$42,240
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Balance as of December 31, 2022	$182,269	$199,684	$381,953
Currency translation	136	1,575	1,711
Balance as of July 1, 2023	$182,405	$201,259	$383,664
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	July 1, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$122,257	$(78,412)	$43,845
Software	109,761	(39,758)	70,003
Trademarks and trade names	31,889	(9,878)	22,011
Patents, licenses and rights	8,415	(4,074)	4,341
Total amortizable intangibles	$272,322	$(132,122)	$140,200

	December 31, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$121,461	$(73,182)	$48,279
Software	108,611	(36,231)	72,380
Trademarks and trade names	31,789	(9,000)	22,789
Patents, licenses and rights	9,942	(5,284)	4,658
Total amortizable intangibles	$271,803	$(123,697)	$148,106
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets as of July 1, 2023 compared to December 31, 2022 was nominal.
Intangible assets that become fully amortized are removed from the accounts in the period that they become fully amortized. Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Amortization expense	$5,999	$6,274	$12,000	$12,636
Note 8. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	July 1, 2023	December 31, 2022
Accrued sales and advertising rebates	$74,743	$90,461
Current portion of operating lease liability	32,129	31,152
Non-income related taxes	26,740	22,615
Current portion of warranty liability (Note 9)	22,788	21,215
Accrued income taxes payable	17,996	9,368
Accrued freight	16,788	17,377
Accrued expenses	15,792	13,505
Current portion of accrued claim costs relating to self-insurance programs	14,225	16,231
Deferred revenue and customer deposits	9,216	10,084
Accrued interest payable	3,897	4,036
Legal claims provision	3,460	3,490
Current portion of restructuring accrual (Note 16)	2,690	5,021
Current portion of derivative liability (Note 19)	2,132	3,346
Total accrued expenses and other current liabilities	$242,596	$247,901
The legal claims provision relates primarily to contingencies associated with the ongoing legal matters disclosed in Note 21 - Commitments and Contingencies.
The accrued sales and advertising rebates, accrued interest payable, accrued freight, and non-income related taxes can fluctuate significantly period-over-period due to timing of payments.
Note 9. Warranty Liability
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	July 1, 2023	June 25, 2022
Balance as of January 1	$52,389	$53,367
Current period charges	16,471	13,372
Experience adjustments	242	906
Payments	(15,118)	(15,032)
Currency translation	207	(664)
Balance at period end	54,191	51,949
Current portion	(22,788)	(20,571)
Long-term portion	$31,403	$31,378
The most significant component of our warranty liability as of July 1, 2023 and June 25, 2022 was in the North America segment. As of July 1, 2023, the warranty liability in the North America segment totaled $46.9 million after discounting future estimated cash flows at rates between 0.53% and 3.74%. Without discounting, the liability would have increased by approximately $3.8 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	July 1, 2023	July 1, 2023	December 31, 2022
(amounts in thousands)	Interest Rate
Senior Secured Notes and Senior Notes	4.63% - 6.25%	$1,050,000	$1,050,000
Term loans	1.00% - 7.47%	539,235	541,970
Revolving credit facilities	7.20% - 8.50%	—	55,000
Finance leases and other financing arrangements	1.25% - 8.28%	84,563	89,038
Mortgage notes	4.62% - 5.12%	22,260	22,472
Total Debt		1,696,058	1,758,480
Unamortized debt issuance costs and original issue discounts		(10,088)	(11,597)
Current maturities of long-term debt		(47,250)	(34,093)
Long-term debt		$1,638,720	$1,712,790
Summaries of our significant changes to outstanding debt agreements as of July 1, 2023 are as follows:
Senior Secured Notes and Senior Notes
In May 2020, we issued $250.0 million of Senior Secured Notes bearing interest at 6.25% and maturing in May 2025 (“6.25% Senior Secured Notes”) in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance, including an underwriting fee of 1.25%. Interest is payable semiannually, in arrears, each May and November.
In December 2017, we issued $800.0 million of unsecured Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 (“4.63% Senior Notes”), and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. See Note 23 - Subsequent Events for additional information.
Term Loans
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans originally bore interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modifies certain other terms and provisions of the Term Loan

Facility, and adds language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023 cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million.
In June 2023, we amended the Term Loan Facility to replace LIBOR with a Term SOFR based rate as the successor benchmark rate and made certain other technical amendments and related conforming changes. All other material terms and conditions were unchanged.
As of July 1, 2023, the outstanding principal balance, net of original issue discount, was $538.0 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. In June 2023, the interest rate swap agreements were amended to convert to a SOFR basis on June 30, 2023, resulting in a weighted average fixed rate of 0.317% paid against one-month USD-SOFR CME Term floored at (0.10)%. The interest rate swap agreements are designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in December 2023. See Note 19 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
Revolving Credit Facilities
ABL Facility - In July 2021, we amended the ABL Facility to, among other things, extend the maturity date from December 2022 to July 2026, increase the aggregate commitment to $500.0 million, provide additional covenant flexibility, conform certain terms and provisions to the Term Loan Facility, and amend the interest rate grid applicable to the loans thereunder by adding language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023 cessation of the publication of LIBOR. Pursuant to the amendment, the amount allocated to U.S. borrowers was increased to $465.0 million. The amount allocated to Canadian borrowers was maintained at $35.0 million. Borrowings under the ABL Facility bore, at the borrower’s option, interest at either a base rate plus a margin of 0.25% to 0.50% depending on excess availability or LIBOR (subject to a floor of 0.00%) plus a margin of 1.25% to 1.50% depending on excess availability. All other material terms and conditions were unchanged.
In June 2023, we amended the ABL Facility to replace LIBOR with a Term SOFR based rate as the successor benchmark rate and made certain other technical amendments and related conforming changes. All other material terms and conditions were unchanged.
As of July 1, 2023, we had no outstanding borrowings, $39.0 million in letters of credit and $461.0 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of July 1, 2023, we had DKK 152.5 million ($22.3 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of July 1, 2023, we had $84.6 million outstanding in this category, with maturities ranging from 2023 to 2030.
As of July 1, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Note 11. Income Taxes

The effective income tax rate for continuing operations was 32.3% and 31.5% for the three and six months ended July 1, 2023, respectively, and 23.7% and 22.8% for the three and six months ended June 25, 2022, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $10.8 million and $14.2 million from continuing operations in the three and six months ended July 1, 2023, respectively, and $10.9 million and $9.2 million from continuing operations in the three and six months ended June 25, 2022, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended July 1, 2023 was $1.5 million, compared to a tax benefit of $6.4 million for the three months ended June 25, 2022. The discrete tax expense for the three months ended July 1, 2023 were comprised primarily of $1.5 million of tax expense attributable to an increase in the valuation allowance in U.S. state net operating losses. The discrete tax benefits for the three months ended June 25, 2022 were comprised primarily of $9.5 million of tax benefit related to movement in the valuation allowance due to changes in estimated forecasted earnings, partially offset by $2.6 million of tax expense attributable to interest expense on uncertain tax positions and $0.6 million of tax expense attributable to a shortfall tax deduction on share-based compensation.
The tax expense related to discrete items included in the tax provision for continuing operations for the six months ended July 1, 2023 was $2.6 million, compared to a tax benefit of $6.4 million for the six months ended June 25, 2022. The discrete tax expense for the six months ended July 1, 2023 were comprised primarily of a $1.5 million increase in the valuation allowance in U.S. state net operating losses and $1.2 million of tax expense attributable to share-based compensation. The discrete tax benefits for the six months ended June 25, 2022 were comprised primarily of $9.5 million of tax benefit related to movement in the valuation allowance due to changes in estimated forecasted earnings, partially offset by $2.5 million of tax expense attributable to interest expense on uncertain tax positions and $0.5 million of tax expense attributable to a shortfall tax deduction on share-based compensation.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended July 1, 2023, we settled our income tax audit in the amount of $7.2 million principal excluding interest with the Denmark tax authority. We previously provided a reserve for the Denmark income tax audit and have reduced our uncertain tax position reserve as a result of the settlement. As of July 1, 2023, the settlement amount was reclassified to accrued income tax payable, a current liability, awaiting payment in the three months ended September 30, 2023. We had unrecognized tax benefits without regard to accrued interest of $25.2 million and $29.3 million as of July 1, 2023 and December 31, 2022, respectively.

The Company continually evaluates its global cash needs. As of July 1, 2023, the Company continues to make an indefinite reinvestment assertion on the future earnings of its foreign subsidiaries except for the Australasia subsidiaries that are part of our discontinued operations. The Company entered into a definitive sales agreement on April 17, 2023 and no longer maintains its indefinite reinvestment assertion. The Company determined there is no deferred tax expense needed related to the sale of JW Australia.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. We have two reportable segments in our continuing operations, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. Management reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended July 1, 2023
Total net revenues	$817,184	$309,562	$1,126,746	$—	$1,126,746
Intersegment net revenues	(72)	(907)	(979)	—	(979)
Net revenues from external customers	$817,112	$308,655	$1,125,767	$—	$1,125,767
Three Months Ended June 25, 2022
Total net revenues	$839,480	$340,047	$1,179,527	$—	$1,179,527
Intersegment net revenues	(373)	—	(373)	—	(373)
Net revenues from external customers	$839,107	$340,047	$1,179,154	$—	$1,179,154

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended July 1, 2023
Total net revenues	$1,585,306	$622,183	$2,207,489	$—	$2,207,489
Intersegment net revenues	(161)	(1,039)	(1,200)	—	(1,200)
Net revenues from external customers	$1,585,145	$621,144	$2,206,289	$—	$2,206,289
Six Months Ended June 25, 2022
Total net revenues	$1,562,051	$663,353	$2,225,404	$—	$2,225,404
Intersegment net revenues	(601)	(34)	(635)	—	(635)
Net revenues from external customers	$1,561,450	$663,319	$2,224,769	$—	$2,224,769

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended July 1, 2023
Income (loss) from continuing operations, net of tax	$51,269	$10,656	$61,925	$(39,423)	$22,502
Income tax expense (benefit)	21,127	3,080	24,207	(13,456)	10,751
Depreciation and amortization(1)	27,699	7,499	35,198	3,016	38,214
Interest expense, net	750	417	1,167	19,687	20,854
Restructuring and asset related charges	5,658	515	6,173	639	6,812
Net other special items	2,315	1,695	4,010	5,728	9,738
Adjusted EBITDA from continuing operations	$108,818	$23,862	$132,680	$(23,809)	$108,871
Three Months Ended June 25, 2022
Income (loss) from continuing operations, net of tax	$69,831	$3,127	$72,958	$(38,000)	$34,958
Income tax expense(2)	1,997	3,128	5,125	5,725	10,850
Depreciation and amortization	16,863	7,603	24,466	3,151	27,617
Interest expense, net	791	2,054	2,845	17,351	20,196
Restructuring and asset related charges	4,751	534	5,285	(20)	5,265
Net other special items	(761)	3,594	2,833	6,576	9,409
Adjusted EBITDA from continuing operations	$93,472	$20,040	$113,512	$(5,217)	$108,295
(1)North America depreciation and amortization expense in the three months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)Income tax expense (benefit) in Corporate and unallocated costs in the three months ended June 25, 2022 includes the tax impact of U.S. Operations.

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended July 1, 2023
Income (loss) from continuing operations, net of tax	86,518	17,955	104,473	(73,506)	30,967
Income tax expense (benefit)	35,660	4,495	40,155	(25,916)	14,239
Depreciation and amortization(1)	45,497	14,932	60,429	6,128	66,557
Interest expense, net	3,584	545	4,129	38,217	42,346
Restructuring and asset related charges	13,470	1,782	15,252	826	16,078
Net other special items	3,287	1,790	5,077	12,924	18,001
Adjusted EBITDA from continuing operations	$188,016	$41,499	$229,515	$(41,327)	$188,188
Six Months Ended June 25, 2022
Income (loss) from continuing operations, net of tax	107,899	2,496	110,395	(79,012)	31,383
Income tax expense(2)	3,005	4,526	7,531	1,714	9,245
Depreciation and amortization	33,548	15,495	49,043	6,295	55,338
Interest expense, net	1,918	3,859	5,777	32,744	38,521
Restructuring and asset related charges	4,751	534	5,285	(41)	5,244
Net other special items	9,436	7,828	17,264	19,298	36,562
Adjusted EBITDA from continuing operations	$160,557	$34,738	$195,295	$(19,002)	$176,293
(1)    North America depreciation and amortization expense in the six months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)     Income tax expense (benefit) in Corporate and unallocated costs in the six months ended June 25, 2022 includes the tax impact of U.S. Operations.

Reconciliations of income (loss) from continuing operations to Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Income (loss) from continuing operations, net of tax	22,502	34,958	30,967	31,383
Income tax expense (benefit)	10,751	10,850	14,239	9,245
Depreciation and amortization(1)	38,214	27,617	66,557	55,338
Interest expense, net	20,854	20,196	42,346	38,521
Special items:
Legal and professional expenses and settlements(2)	4,386	730	6,208	2,509
Restructuring and asset related charges(3)	6,812	5,265	16,078	5,244
Facility closure, consolidation, and other related costs and adjustments(4)	1,271	5,079	2,618	5,211
M&A related costs(5)	1,269	2,497	3,969	5,767
Share-based compensation expense(6)	4,749	1,321	8,873	10,508
Non-cash foreign exchange transaction/translation loss (income)(7)	447	3,052	(1,168)	6,960
Other special items (8)	(2,384)	(3,270)	(2,499)	5,607
Adjusted EBITDA from continuing operations	$108,871	$108,295	$188,188	$176,293
.
(1)Depreciation and amortization expense in the three and six months ended July 1, 2023 includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(2)Legal and professional expenses and settlements primarily related to litigation and transformation initiatives.
(3)Represents severance, accelerated depreciation charges, and other expenses directly incurred as a result of restructuring events, including equipment relocation expenses. Restructuring charges related to closure of Atlanta facility in the three and six months ended July 31, 2023 were $5.2 million and $13.3 million, respectively.
(4)Facility closure, consolidation, and other related costs and adjustments primarily related to winding down certain facilities scheduled to close in 2023 as well as certain facilities closed in 2022.
(5)M&A related costs consists primarily of legal and professional expenses related to the potential disposition of Towanda.
(6)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(7)Non-cash foreign exchange transaction/translation loss (income) primarily consists of losses (gains) associated with fair value adjustments of foreign currency derivatives and revaluation of intercompany balances.
(8)Other special items not core to ongoing business activity include: (i) in the three months ended July 1, 2023 ($2.8) million in compensation and non-income taxes associated with exercises of legacy equity awards; (ii) in the three months ended June 25, 2022 (1) ($4.4) million in adjustments related to fire damage and downtime at one of our facilities in North America, and (2) $1.0 million unrealized mark-to-market losses from commodity derivatives; (iii) in the six months ended July 1, 2023 ($2.8) million in compensation and non-income taxes associated with exercises of legacy equity awards; and (iv) in the six months ended June 25, 2022 (1) $2.4 million in expenses related to fire damage and downtime at one of our facilities in North America, (2) $1.9 million compensation and non-income taxes associated with exercises of legacy equity awards, and (3) $1.0 million unrealized mark-to-market losses from commodity derivatives.
To conform with current period presentation, certain amounts in prior period information have been reclassified.
Note 13. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both July 1, 2023 and December 31, 2022 with a total original issuance value of $12.4 million.

We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of July 1, 2023, there have been no share repurchases under this program.
We did not repurchase shares of our Common Stock during the six months ended July 1, 2023. During the three and six months ended June 25, 2022, we repurchased 3,430,006 and 5,207,272 shares of our Common Stock, respectively, at an average price of $18.74 and $20.29, respectively.
Note 14. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Weighted average outstanding shares of Common Stock basic	84,964,935	87,219,078	84,781,940	88,466,982
Restricted stock units and options to purchase Common Stock	799,850	747,971	635,404	1,090,974
Weighted average outstanding shares of Common Stock diluted	85,764,785	87,967,049	85,417,344	89,557,956
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Common Stock options	1,755,793	1,845,460	1,714,881	1,487,577
Restricted stock units	6,371	968,531	18,197	570,426
Performance share units	317,532	135,718	256,435	197,600

Note 15. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	July 1, 2023		June 25, 2022
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	26,917	$13.15	—	$—
Options canceled	70,495	$21.30	140,255	$26.21
Options exercised	19,715	$9.83	89,434	$11.44

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	154,324	$13.70	294,605	$19.70
PSUs granted	15,209	$17.69	—	$—

	Six Months Ended
	July 1, 2023		June 25, 2022
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	262,809	$13.28	310,554	$24.17
Options canceled	77,890	$21.77	178,025	$26.71
Options exercised	19,715	$9.83	156,380	$11.91

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,490,329	$13.26	1,140,000	$23.02
PSUs granted	307,273	$17.38	158,587	$29.24
Stock-based compensation expense was $4.8 million and $8.9 million for the three and six months ended July 1, 2023, respectively, and $1.3 million and $10.5 million for the three and six months ended June 25, 2022, respectively. As of July 1, 2023, we had $24.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.70 years.
Note 16. Restructuring and Asset Related Charges
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
The following table summarizes the restructuring and asset related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended July 1, 2023
Restructuring severance charges	$286	$1,706	$639	$2,631
Other restructuring associated costs (income)	4,306	(1,191)	—	3,115
Asset related charges	1,066	—	—	1,066
Other restructuring associated costs and asset related charges (income)	5,372	(1,191)	—	4,181
Total restructuring and asset related charges	$5,658	$515	$639	$6,812

Three Months Ended June 25, 2022
Restructuring severance charges	$4,751	$—	$—	$4,751
Other restructuring associated income	—	—	(20)	(20)
Asset related charges	—	534	—	534
Other restructuring associated costs (income) and asset related charges	—	534	(20)	514
Total restructuring and asset related charges (income)	$4,751	$534	$(20)	$5,265

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended July 1, 2023
Restructuring severance charges	$3,342	$2,793	$826	$6,961
Other restructuring associated costs (income)	6,891	(1,191)	—	5,700
Asset related charges	3,237	180	—	3,417
Other restructuring associated costs and asset related charges (income)	10,128	(1,011)	—	9,117
Total restructuring and asset related charges	$13,470	$1,782	$826	$16,078

Six Months Ended June 25, 2022
Restructuring severance charges	$4,751	$—	$—	$4,751
Other restructuring associated income	—	—	(41)	(41)
Asset related charges	—	534	—	534
Other restructuring associated costs and asset related charges	—	534	(41)	493
Total restructuring and asset related charges (income)	$4,751	$534	$(41)	$5,244
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	July 1, 2023	June 25, 2022
Balance as of January 1	$5,021	$153
Current period charges	12,661	4,710
Payments	(15,067)	(1,561)
Currency translation	75	—
Balance at period end	$2,690	$3,302
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.

On January 26, 2023, we announced to employees a restructuring plan to close a manufacturing facility in Atlanta, Georgia in a continuing effort to optimize the Company’s footprint and drive operational efficiencies (the “Plan”). We expect to incur pre-tax restructuring expenses, other closure costs and capital spending of approximately $17.0 million, which includes $3.0 million of capital expenditures, in connection with the Plan. Through July 1, 2023, approximately $13.3 million has been expensed in connection with the Plan, with approximately $5.2 million expensed in the three months ended July 1, 2023. The primary expenses are accelerated depreciation and amortization, equipment relocation costs, and restructuring severance costs. We expect to incur a total pre-tax cash outlay of approximately $13.7 million by the end of the third quarter of 2023 in connection with the Plan, of which $9.0 million has been paid as of July 1, 2023.
Note 17. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 21 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of July 1, 2023 and December 31, 2022, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation. We will continue to report the Towanda results within our North America operations until the divestiture is finalized.
In addition to the Towanda net assets, we own other assets held for sale in Australia and Europe, primarily property and equipment, as of July 1, 2023.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	July 1, 2023	December 31, 2022
Assets
Inventory	$17,669	$16,592
Other current assets	137	110
Property and equipment	47,607	41,600
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	975	975
Assets held for sale	$132,859	$125,748

Liabilities
Accrued payroll and benefits	$1,204	$852
Accrued expenses and other current liabilities	6,152	4,707
Current maturities of long term debt	—	1
Operating lease liability	201	480
Liabilities held for sale	$7,557	$6,040

Note 18. Other Expense (Income), Net
The table below summarizes the amounts included in other expense (income), net in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Pension expense (income)	$1,657	$(1,516)	$3,351	$(3,024)
Recovery of cost from interest received on impaired notes	(281)	(6,385)	(1,675)	(13,412)
Foreign currency gains, net	(231)	(3,308)	(2,102)	(3,541)
Insurance reimbursement	—	(4,843)	(1,234)	(4,843)
Governmental assistance	(44)	(416)	(191)	(479)
Other items	1,058	(610)	323	(855)
Total other expense (income), net	$2,159	$(17,078)	$(1,528)	$(26,154)
Note 19. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $88.5 million as of July 1, 2023. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $48.8 million as of July 1, 2023. We do not use derivative financial instruments for trading or speculative purposes. With the exception of the AUD/USD forward contracts entered into on April 18, 2023 described below, as of July 1, 2023, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market losses of $0.9 million and mark-to-market gains of $0.1 million during the three and six months ended July 1, 2023, respectively. We recorded mark-to-market gains of $9.9 million and $10.4 million relating to foreign currency derivatives in the three and six months ended June 25, 2022, respectively.
On April 18, 2023 we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 USD to 0.6759 USD to 1.0 AUD to mitigate the impact of the Australian dollar currency fluctuations on our net investment in JELD-WEN Australia Pty. Ltd. We designated the forward contracts as net investment hedges. No portion of these contracts were deemed ineffective during the three months ended July 1, 2023.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt and we partially mitigate this risk through interest rate derivatives such as swaps and caps. In May 2020, we entered into interest rate swap agreements to manage this risk. The interest rate swap agreements have outstanding notional amounts aggregating to $370.0 million and mature in December 2023. Initially, the agreements had a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. In June 2023, we amended the agreements to replace LIBOR with a Term SOFR based rate. The amended agreements have a weighted average fixed rate of 0.317% swapped against one-month USD-SOFR CME Term floored at (0.10)%. All other terms and conditions were unchanged. The interest rate swap agreements are designated as cash flow hedges and effectively fix the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the three and six months ended July 1, 2023. We recorded pre-tax mark-to-market gains of $1.3 million and $1.0 million during the three and six months ended July 1, 2023, respectively, and $3.4 million and $12.3 million during the three and six months ended June 25, 2022, respectively, in other comprehensive income. We reclassified gains previously recorded in other comprehensive income to interest income of $4.3 million and $8.1 million during the three and six months ended July 1, 2023, respectively, and gains to interest income of $0.3 million and $0.1 million during the three and six months ended June 25, 2022, respectively.
As of July 1, 2023, approximately $9.1 million is expected to be reclassified to interest income until the instruments mature in December 2023.

Other derivative instruments – From time to time, we may enter into other types of derivative instruments immaterial to the business. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	July 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$9,051	$16,235
Foreign currency forward contracts	Other current assets	3,365	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,791	$3,809
Other derivative instruments	Other current assets	—	73

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	July 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,758	$3,058
Other derivative instruments	Accrued expenses and other current liabilities	374	288
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	July 1, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$40,250	$40,250	$—	$40,250	$—
Derivative assets, recorded in other current assets	15,207	15,207	—	15,207	—
Deferred compensation plan assets, recorded in other assets	1,542	1,542	—	1,542	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,696,058	$1,640,865	$—	$1,640,865	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,132	2,132	—	2,132	—

	December 31, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,078	$6,078	$—	$6,078	$—
Derivative assets, recorded in other current assets	20,117	20,117	—	20,117	—
Deferred compensation plan assets, recorded in other assets	725	725	—	725	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,759,226	$1,555,367	$—	$1,555,367	$—
Derivative liabilities, recorded in accrued expenses and other current assets	3,346	3,346	—	3,346	—
Derivative assets and liabilities reported in level 2 primarily include foreign currency derivative contracts and interest rate swap agreements. See Note 19- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of July 1, 2023 or December 31, 2022.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of July 1, 2023 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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

On March 13, 2019, the presiding judge entered an Amended Final Judgment Order in the Original Action, awarding $36.5 million in past damages under the Clayton Act (representing a trebling of the jury’s verdict) and granted divestiture of certain assets acquired in the CMI acquisition, subject to appeal. The judgment also conditionally awarded damages in the event the judgment was overturned on appeal. Specifically, the court awarded $139.4 million as future antitrust damages in the event the divestiture order was overturned on appeal and $9.9 million as past contract damages in the event both the divestiture and antitrust claims were overturned on appeal.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. We anticipate a hearing on the certification of the Federal Court Action in 2023. The Company believes both the Quebec Action and the Federal Court Action lack merit and intends to vigorously defend against them. On July 14, 2023, the Company entered into a preliminary agreement with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. The proposed settlement remains subject to final documentation and court approval. The Company continues to believe the plaintiffs’ claims lack merit and denies any liability or wrongdoing for the claims made against the Company.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 8 - Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At July 1, 2023 and December 31, 2022, our accrued liability for self-insured risks was $88.2 million and $89.0 million, respectively.
Indemnifications – At July 1, 2023, we had commitments related to certain representations made in contracts for the purchase or sale of businesses or property. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. These guarantees or indemnification responsibilities typically expire within one to three years. We are not aware of any material amounts claimed or expected to be claimed under these indemnities. From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying consolidated balance sheets.

Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $68.1 million at July 1, 2023 and $60.0 million at December 31, 2022, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.2 million at July 1, 2023 and $0.5 million at December 31, 2022. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at July 1, 2023 and December 31, 2022, respectively.
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
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. There are currently $1.4 million in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Note 22. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
Cash Operating Activities:
Operating leases	$29,970	$30,232
Interest payments on financing lease obligations	106	83
Cash paid for amounts included in the measurement of lease liabilities	$30,076	$30,315

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(770)	$(222)
Sale of securities for deferred compensation plan	111	—
Change in securities for deferred compensation plan	$(659)	$(222)

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$5,591	$4,888
Property, equipment, and intangibles purchased with debt	7,405	3,278
Customer accounts receivable converted to notes receivable	96	—

Cash Financing Activities:
Borrowings on long-term debt	126,933	441,364
Payments of long-term debt	(197,259)	(254,736)
Change in long-term debt	$(70,326)	$186,628

Cash paid for amounts included in the measurement of finance lease liabilities	$985	$924

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$—	$2,029
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$732	$46
Shares repurchased in accounts payable	—	1,517
Accounts payable converted to installment notes	176	1,279

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$25,839	$27,544
Cash interest paid	41,859	36,641

Note 23. Subsequent Events
On July 2, 2023, we received net cash proceeds of approximately $446 million for the sale of our Australasia business to Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC. We expect to recognize a gain in the consolidated statement of operations during the three months ended September 30, 2023.

On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes due in May 2025 (the “6.25% Senior Secured Notes”) and $200.0 million of our 4.63% Senior Notes due in December 2025 (the “4.63% Senior Notes”). The redemption price for the 6.25% Senior Secured Notes was 101.56% of the principal amount, plus accrued interest. The redemption price for the 4.63% Senior Notes was 100% of the principal amount redeemed, plus accrued interest.

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
Our continuing operations include manufacturing and distribution facilities in 16 countries, located in North America and Europe. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have two reportable segments in our continuing operations: North America and Europe. Financial information related to our business segments can be found in Note 12 - Segment Information of our financial statements included elsewhere in this Form 10-Q.

Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.
Comparison of the Three Months Ended July 1, 2023 to the Three Months Ended June 25, 2022

	Three Months Ended
	July 1, 2023		June 25, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,125,767	100.0%	$1,179,154	100.0%
Cost of sales	900,212	80.0%	972,540	82.5%
Gross margin	225,555	20.0%	206,614	17.5%
Selling, general and administrative	162,477	14.4%	152,423	12.9%
Restructuring and asset related charges	6,812	0.6%	5,265	0.4%
Operating income	56,266	5.0%	48,926	4.1%
Interest expense, net	20,854	1.9%	20,196	1.7%
Other expense (income), net	2,159	0.2%	(17,078)	(1.4)%
Income before taxes	33,253	3.0%	45,808	3.9%
Income tax expense	10,751	1.0%	10,850	0.9%
Income from continuing operations, net of tax	22,502	2.0%	34,958	3.0%
Income from discontinued operations, net of tax	15,779	1.4%	10,868	0.9%
Net income	$38,281	3.4%	$45,826	3.9%
Consolidated Results
Net Revenues – Net revenues decreased $53.4 million, or 4.5%, to $1,125.8 million in the three months ended July 1, 2023 from $1,179.2 million in the three months ended June 25, 2022. The decrease was driven by a Core Revenue decrease of 4%, and a 1% adverse foreign exchange impact. Core Revenues decreased due to a reduction in volume/mix of 11%, partially offset by a 7% benefit from price realization.
Gross Margin – Gross margin increased 18.9 million, or 9.2%, to $225.6 million in the three months ended July 1, 2023 from $206.6 million in the three months ended June 25, 2022. Gross margin as a percentage of net revenues was 20.0% in the three months ended July 1, 2023 and 17.5% in the three months ended June 25, 2022. The increase in gross margin percentage was due primarily to the benefit from price realization, partially offset by accelerated depreciation in North America from reviews of equipment capacity optimization.
SG&A Expense – SG&A expense increased $10.1 million, or 6.6%, to $162.5 million in the three months ended July 1, 2023 from $152.4 million in the three months ended June 25, 2022. SG&A expense as a percentage of net revenues increased to 14.4% in the three months ended July 1, 2023 from 12.9% in the three months ended June 25, 2022. The increase in SG&A expense and SG&A as a percentage of net revenues was primarily due to increased performance-based variable compensation expenses.
Restructuring and Asset Related Charges – Restructuring and asset related charges in the three months ended July 1, 2023 relate to transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments. The restructuring charges in our North America segment primarily relate to charges incurred in connection with a restructuring plan to close a manufacturing facility in Atlanta, Georgia. For more information, refer to Note 16 - Restructuring and Asset Related Charges to our unaudited consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, increased $0.7 million, or 3.3%, to $20.9 million in the three months ended July 1, 2023 from $20.2 million in the three months ended June 25, 2022. The increase was primarily due to an increase to the cost of borrowing on our variable rate Term Loan Facility, partially offset by interest income from interest rate derivatives and decreased borrowings on the ABL facility in the current period.
Other Expense (Income), Net – Other expense (income), net changed $19.2 million to expense of $2.2 million in the three months ended July 1, 2023 from income of $17.1 million in the three months ended June 25, 2022. Other expense in the three months ended July 1, 2023 primarily consisted of pension expense of $1.7 million. Other income in the three months ended June 25, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $6.4 million, insurance reimbursements of $4.8 million and pension income of $1.5 million, partially offset by foreign currency losses of $3.3 million. Refer to Note 18 - Other Expense (Income), Net for the remaining components of other expense (income), net.
Income Taxes – Income tax expense decreased $0.1 million, to $10.8 million in the three months ended July 1, 2023 from $10.9 million in the three months ended June 25, 2022. The effective tax rate in the three months ended July 1, 2023 was 32.3% compared to 23.7% in the three months ended June 25, 2022. The increase in the effective tax rate was primarily due to a $7.9 million increase in income tax expense from the net impact of discrete items, primarily resulting from changes in valuation allowances, which increased in the three months ended July 1, 2023 and decreased in the three months ended June 25, 2022. For more information, refer to Note 11 - Income Taxes to our unaudited consolidated financial statements included in this Form 10-Q.

Comparison of the Six Months Ended July 1, 2023 to the Six Months Ended June 25, 2022

	Six Months Ended
	July 1, 2023		June 25, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,206,289	100.0%	$2,224,769	100.0%
Cost of sales	1,788,947	81.1%	1,846,489	83.0%
Gross margin	417,342	18.9%	378,280	17.0%
Selling, general and administrative	315,240	14.3%	320,041	14.4%
Restructuring and asset related charges	16,078	0.7%	5,244	0.2%
Operating income	86,024	3.9%	52,995	2.4%
Interest expense, net	42,346	1.9%	38,521	1.7%
Other income, net	(1,528)	(0.1)%	(26,154)	(1.2)%
Income before taxes	45,206	2.0%	40,628	1.8%
Income tax expense	14,239	0.6%	9,245	0.4%
Income from continuing operations, net of tax	30,967	1.4%	31,383	1.4%
Income from discontinued operations, net of tax	22,448	1.0%	13,915	0.6%
Net income	$53,415	2.4%	$45,298	2.0%
Consolidated Results
Net Revenues – Net revenues decreased $18.5 million, or 0.8%, to $2,206.3 million in the six months ended July 1, 2023 from $2,224.8 million in the six months ended June 25, 2022. The decrease was driven by a 1% adverse foreign exchange impact. Core Revenues remained flat due to an 8% benefit from price realization, offset by reductions in volume/mix of 8%.
Gross Margin – Gross margin increased $39.1 million, or 10.3%, to $417.3 million in the six months ended July 1, 2023 from $378.3 million in the six months ended June 25, 2022. Gross margin as a percentage of net revenues was 18.9% in the six months ended July 1, 2023 and 17.0% in the six months ended June 25, 2022. The increase in gross margin percentage was due primarily to the benefit from price realization, offset by accelerated depreciation in North America from reviews of equipment capacity optimization.
SG&A Expense – SG&A expense decreased $4.8 million, or 1.5%, to $315.2 million in the six months ended July 1, 2023 from $320.0 million in the six months ended June 25, 2022. SG&A expense as a percentage of net revenues decreased to 14.3% in the six months ended July 1, 2023 from 14.4% in the six months ended June 25, 2022. The decrease in SG&A expense and SG&A as a percentage of net revenues was primarily due to decreased labor expenses driven by a reduction in headcount, a reduction in bad debt provision in our North America segment due to improved collections, partially offset by increased performance-based variable compensation expenses.
Restructuring and Asset Related Charges – Restructuring and asset related charges in the six months ended July 1, 2023 relate to transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments. The restructuring charges in our North America segment primarily relate to charges incurred in connection with a restructuring plan to close a manufacturing facility in Atlanta, Georgia. For more information, refer to Note 16 - Restructuring and Asset Related Charges to our unaudited consolidated financial statements included in this Form 10-Q.

Interest Expense, Net – Interest expense, net, increased $3.8 million, or 9.9%, to $42.3 million in the six months ended July 1, 2023 from $38.5 million in the six months ended June 25, 2022. The increase was primarily due to an increase to the cost of borrowing on our variable rate Term Loan Facility, partially offset by interest income from interest rate derivatives in the current period.
Other Income, Net – Other income, net decreased $24.6 million, or 94.2%, to $1.5 million in the six months ended July 1, 2023 from $26.2 million in the six months ended June 25, 2022. Other income, net in the six months ended July 1, 2023 primarily consisted of foreign currency gains of $2.1 million, the recovery of cost from interest received on impaired notes of $1.7 million, and reimbursements from insurance of $1.2 million, partially offset by pension expense of $3.4 million. Other income, net in the six months ended June 25, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $13.4 million, insurance reimbursements of $4.8 million, foreign currency gains of $3.5 million and pension income of $3.0 million. Refer to Note 18 - Other Expense (Income), Net for the remaining components of other income, net.
Income Taxes – Income tax expense increased $5.0 million, to $14.2 million in the six months ended July 1, 2023 from $9.2 million in the six months ended June 25, 2022. The effective tax rate in the six months ended July 1, 2023 was 31.5% compared to 22.8% in the six months ended June 25, 2022. The increase in the effective tax rate was primarily due to a $9.0 million increase in income tax expense from the net impact of discrete items, primarily resulting from changes in valuation allowances, which increased in the six months ended July 1, 2023 and decreased in the six months ended June 25, 2022. For more information, refer to Note 11 - Income Taxes to our unaudited consolidated financial statements included in this Form 10-Q.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We have two reportable segments in our continuing operations, organized and managed principally by geographic region: North America and Europe. We report all other business activities in Corporate and unallocated costs. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; restructuring and asset related charges; facility closure, consolidation, and other related costs and adjustments; M&A related costs; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Three Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$51,269	$10,656	$61,925	$(39,423)	$22,502
Income tax expense (benefit)	21,127	3,080	24,207	(13,456)	10,751
Depreciation and amortization(1)	27,699	7,499	35,198	3,016	38,214
Interest expense, net	750	417	1,167	19,687	20,854
Special items:(2)
Legal and professional expenses and settlements	2	2,386	2,388	1,998	4,386
Restructuring and asset related charges	5,658	515	6,173	639	6,812
Facility closure, consolidation, and other related costs and adjustments	(7)	1,278	1,271	—	1,271
M&A related costs	321	—	321	948	1,269
Share-based compensation expense	1,492	484	1,976	2,773	4,749
Non-cash foreign exchange transaction/translation loss (income)	(114)	557	443	4	447
Other special items	621	(3,010)	(2,389)	5	(2,384)
Adjusted EBITDA from continuing operations	$108,818	$23,862	$132,680	$(23,809)	$108,871
(1)North America depreciation and amortization expense in the three months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Three Months Ended June 25, 2022
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$69,831	$3,127	$72,958	$(38,000)	$34,958
Income tax expense(1)	1,997	3,128	5,125	5,725	10,850
Depreciation and amortization	16,863	7,603	24,466	3,151	27,617
Interest expense, net	791	2,054	2,845	17,351	20,196
Special items:(2)
Legal and professional expenses and settlements	(4)	—	(4)	734	730
Restructuring and asset related charges	4,751	534	5,285	(20)	5,265
Facility closure, consolidation, and other related costs and adjustments	—	5,079	5,079	—	5,079
M&A related costs	144	—	144	2,353	2,497
Share-based compensation expense	36	420	456	865	1,321
Non-cash foreign exchange transaction/translation loss (income)	62	(550)	(488)	3,540	3,052
Other special items	(999)	(1,355)	(2,354)	(916)	(3,270)
Adjusted EBITDA from continuing operations	$93,472	$20,040	$113,512	$(5,217)	$108,295
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Six Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$86,518	$17,955	$104,473	$(73,506)	$30,967
Income tax expense (benefit)	35,660	4,495	40,155	(25,916)	14,239
Depreciation and amortization(1)	45,497	14,932	60,429	6,128	66,557
Interest expense, net	3,584	545	4,129	38,217	42,346
Special items:(2)
Legal and professional expenses and settlements	2	2,456	2,458	3,750	6,208
Restructuring and asset-related charges	13,470	1,782	15,252	826	16,078
Facility closure, consolidation, and other related costs and adjustments	2	2,616	2,618	—	2,618
M&A related costs	567	—	567	3,402	3,969
Share-based compensation expense	2,452	983	3,435	5,438	8,873
Non-cash foreign exchange transaction/translation (income) loss	(299)	(1,151)	(1,450)	282	(1,168)
Other special items	563	(3,114)	(2,551)	52	(2,499)
Adjusted EBITDA from continuing operations	$188,016	$41,499	$229,515	$(41,327)	$188,188
(1)North America depreciation and amortization expense in the six months ended July 1, 2023 includes accelerated depreciation of from reviews of equipment capacity optimization.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Six Months Ended June 25, 2022
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$107,899	$2,496	$110,395	$(79,012)	$31,383
Income tax expense(1)	3,005	4,526	7,531	1,714	9,245
Depreciation and amortization	33,548	15,495	49,043	6,295	55,338
Interest expense, net	1,918	3,859	5,777	32,744	38,521
Special items:(2)
Legal and professional expenses and settlements	—	—	—	2,509	2,509
Restructuring and asset-related charges	4,751	534	5,285	(41)	5,244
Facility closure, consolidation, and other related costs and adjustments	—	5,211	5,211	—	5,211
M&A related costs	288	—	288	5,479	5,767
Share-based compensation expense	2,057	1,294	3,351	7,157	10,508
Non-cash foreign exchange transaction/translation loss (income)	407	(4,198)	(3,791)	10,751	6,960
Other special items	6,684	5,521	12,205	(6,598)	5,607
Adjusted EBITDA from continuing operations	$160,557	$34,738	$195,295	$(19,002)	$176,293
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

Comparison of the Three Months Ended July 1, 2023 to the Three Months Ended June 25, 2022

	Three Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
Net revenues from external customers			% Variance
North America	$817,112	$839,107	(2.6)%
Europe	308,655	340,047	(9.2)%
Total Consolidated	$1,125,767	$1,179,154	(4.5)%
Percentage of total consolidated net revenues
North America	72.6%	71.2%
Europe	27.4%	28.8%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$108,818	$93,472	16.4%
Europe	23,862	20,040	19.1%
Corporate and unallocated costs	(23,809)	(5,217)	NM
Total Consolidated	$108,871	$108,295	0.5%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	13.3%	11.1%
Europe	7.7%	5.9%
Total Consolidated	9.7%	9.2%

(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America decreased $22.0 million, or 2.6%, to $817.1 million in the three months ended July 1, 2023 from $839.1 million in the three months ended June 25, 2022. The decrease was due to a decrease in Core Revenues of 2%. Core Revenues decreased primarily due to unfavorable volume/mix of 8% driven by weakened market demand, partially offset by a 6% benefit from price realization.
Adjusted EBITDA from continuing operations in North America increased $15.3 million to $108.8 million, or 16.4%, in the three months ended July 1, 2023 from $93.5 million in the three months ended June 25, 2022. The increase was primarily due to favorable price/cost, partially offset by unfavorable volume/mix and higher other expenses. The increase in other expenses was driven by increased pension expense and increased performance-based variable compensation expenses during the three months ended July 1, 2023 compared to the same period last year. The increase was partially offset by a reduction in our allowance for credit losses due to improved collections.
Europe
Net revenues in Europe decreased $31.3 million, or 9.2%, to $308.7 million in the three months ended July 1, 2023 from $340.0 million in the three months ended June 25, 2022. The decrease was primarily due to a decrease in Core Revenues of 9%. Core Revenues decreased due to unfavorable volume/mix of 17% primarily due to market softness and uncertainty across the region. partially offset by a 8% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $3.9 million, or 19.1%, to $23.9 million in the three months ended July 1, 2023 from $20.0 million in the three months ended June 25, 2022. The increase was primarily due to positive price/cost and favorable productivity, partially offset by unfavorable volume/mix.
Corporate and unallocated costs
Corporate and unallocated costs increased in the three months ended July 1, 2023 by $18.6 million, or 356.4%, compared to the three months ended June 25, 2022, primarily due to a reduction in the recovery of cost from interest received on impaired notes and lower gains on foreign exchange transactions.

Comparison of the Six Months Ended July 1, 2023 to the Six Months Ended June 25, 2022

	Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
Net revenues from external customers			% Variance
North America	$1,585,145	$1,561,450	1.5%
Europe	621,144	663,319	(6.4)%
Total Consolidated	$2,206,289	$2,224,769	(0.8)%
Percentage of total consolidated net revenues
North America	71.8%	70.2%
Europe	28.2%	29.8%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$188,016	$160,557	17.1%
Europe	41,499	34,738	19.5%
Corporate and unallocated costs	(41,327)	(19,002)	117.5%
Total Consolidated	$188,188	$176,293	6.7%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	11.9%	10.3%
Europe	6.7%	5.2%
Total Consolidated	8.5%	7.9%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America increased $23.7 million, or 1.5%, to $1,585.1 million in the six months ended July 1, 2023 from $1,561.5 million in the six months ended June 25, 2022. The increase was due to an increase in Core Revenues of 2%. Core Revenues increased primarily due to an 8% benefit from price realization, partially offset by unfavorable volume/mix of 6% driven by weakened market demand, partially offset by share gains.
Adjusted EBITDA from continuing operations in North America increased $27.5 million to $188.0 million, or 17.1%, in the six months ended July 1, 2023 from $160.6 million in the six months ended June 25, 2022. The increase was primarily due to favorable price/cost, partially offset by unfavorable volume/mix and higher other expenses. The increase in other expenses was driven by increased pension expense and increased performance-based variable compensation expenses during the six months ended July 1, 2023 compared to the same period last year. The increase was partially offset by a reduction in our allowance for credit losses due to improved collections.
Europe
Net revenues in Europe decreased $42.2 million, or 6.4%, to $621.1 million in the six months ended July 1, 2023 from $663.3 million in the six months ended June 25, 2022. The decrease was primarily due to a decrease in Core Revenues of 3%. Core Revenues decreased due to unfavorable volume/mix of 12% primarily due to market softness and uncertainty across the region, partially offset by a 9% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $6.8 million, or 19.5%, to $41.5 million in the six months ended July 1, 2023 from $34.7 million in the six months ended June 25, 2022. The increase was primarily due to positive price/cost and favorable productivity, partially offset by unfavorable volume/mix.

Corporate and unallocated costs
Corporate and unallocated costs increased in the six months ended July 1, 2023 by $22.3 million, or 117.5%, compared to the six months ended June 25, 2022, primarily due to a reduction in the recovery of cost from interest received on impaired notes and lower gains on foreign exchange transactions.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
On a continuing operations basis and excluding JW Australia, as of July 1, 2023, we had total liquidity (a non-GAAP measure) of $649.9 million, consisting of $188.9 million in unrestricted cash, $461.0 million available for borrowing under the ABL Facility, compared to total liquidity of $575.2 million as of December 31, 2022. The increase in total liquidity was primarily due to both higher cash balances and lower borrowings on our ABL Facility at July 1, 2023 compared to December 31, 2022.
On a continuing operations basis and excluding JW Australia, as of July 1, 2023, our cash balances, including $0.6 million of restricted cash, consisted of $32.2 million in the U.S. and $157.4 million in non-U.S. subsidiaries. During the fiscal year ended December 31, 2022, the Company repatriated $132.8 million from non-U.S. subsidiaries and repaid a portion of the outstanding ABL Facility. Based on our current level of operations, the seasonality of our business and anticipated growth, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $1.8 million in the three months ended July 1, 2023. A 1.0% increase in interest rates would have increased our interest expense by $1.8 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.

Borrowings and Refinancings
In July 2021, we refinanced our existing Term Loan Facility and ABL Facility by issuing replacement loans that aggregated to $550.0 million in principal amount under the Term Loan Facility and added $100.0 million in potential additional revolving loan capacity to our ABL Facility.
As of July 1, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes and Senior Secured Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 10. - Long-Term Debt to our consolidated financial statements for additional details.

Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	July 1, 2023	June 25, 2022
Cash provided by (used in):
Operating activities	$153,371	$(165,711)
Investing activities	(42,226)	(21,364)
Financing activities	(70,786)	81,081
Effect of changes in exchange rates on cash and cash equivalents	2,210	(16,981)
Net change in cash and cash equivalents	$42,569	$(122,975)
(1) Cash flow information is inclusive of cash flows from the Australasia segment as discontinued operations.
Cash Flow from Operations
Net cash provided by (used in) operating activities improved to a $153.4 million source of cash in the six months ended July 1, 2023 compared to a $165.7 million use of cash in the six months ended June 25, 2022. The increase in cash provided by operating activities was primarily due to a $284.3 million improvement in net cash provided by our working capital accounts (accounts receivable, net, inventory, and accounts payable). Cash flow provided by Inventory was $177.0 million favorable compared to the six months ended June 25, 2022, primarily driven by demand planning that drove lower inventory days on hand, which mitigated inflation on raw materials. Cash flow provided by Accounts receivable, net of $94.1 million was favorable in the six months ended July 1, 2023 compared to the six months ended June 25, 2022, which was primarily due to decreased sales, partially offset by slightly deteriorated days sales outstanding. Cash flow provided by Accounts payable was $13.2 million favorable compared to the six months ended June 25, 2022, which was primarily due to inflation on purchases, partially offset by demand planning that drove moderated purchasing.
Cash Flow from Investing Activities
Net cash used in investing activities increased $20.9 million to $42.2 million in the six months ended July 1, 2023 compared to $21.4 million in the six months ended June 25, 2022, primarily due to an increase in capital expenditures of $12.2 million, and a decrease in cash received from the recovery of cost from interest received on impaired notes of $11.7 million, partially offset by cash received from insurance proceeds related to a property claim of $3.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities increased to a $70.8 million use of cash in the six months ended July 1, 2023 compared to a $81.1 million source of cash in the six months ended June 25, 2022, primarily due to a decrease in net borrowings of $186.6 million, partially offset by the non-recurrence of repurchases of our Common Stock of $105.2 million in the six months ended June 25, 2022.
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
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of July 1, 2023 was $358.4 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Information relating to this item is included within Note 21 - Commitments and Contingencies of our unaudited financial statements included elsewhere in this Form 10-Q.

Item 1A - Risk Factors

    There have been no updates to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2022.

Item 5 - Other Information
None.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Third Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.2	May 4, 2022
10.1	Share Sale Agreement, dated April 17, 2023, by and between JW International Holdings, Inc. and Aristotle Holding III Pty Limited	8-K	001-38000	2.1	April 18, 2023
10.2	Amendment No. 7 to Credit Agreement, dated as of June 15, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-38000	10.1	June 16, 2023
10.3	Amendment No. 7 to Term Loan Credit Agreement, dated as of June 16, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.2	June 16, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Julie Albrecht
Julie Albrecht
Executive Vice President and Chief Financial Officer

Date: August 8, 2023