Form 10-Q
period 2023-09-30
JELD-WEN Holding, Inc.
filed 2023-11-07
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,215,086 shares of Common Stock, par value $0.01 per share, outstanding as of November 3, 2023.

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
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on any standardized methodology prescribed by GAAP that we define as income (loss) from continuing operations, net of tax adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; goodwill impairment, restructuring and asset related charges; other facility closure, consolidation, and other related costs and adjustments; M&A related costs; loss on extinguishment of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
BBSY	Bank Bill Swap Bid Rate
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Krone
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Onex	Onex Partners III LP and certain affiliates

PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 ($200.0 of which were redeemed on August 3, 2023) and $400.0 million bearing interest at 4.875% and maturing in December 2027.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, and Domoferm® marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•pension plan obligations;
•availability and cost of credit;
•our current level of indebtedness and the effect of restrictive covenants under our existing or future indebtedness including our Credit Facilities and Senior Notes; and
•other risks and uncertainties, including those listed under Item 1A- Risk Factors in our Form 10-K and Item 1A- Risk Factors in this Form 10-Q.
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

Item 1 - Unaudited Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net revenues	$1,076,980	$1,140,025	$3,283,269	$3,364,794
Cost of sales	853,384	933,636	2,642,331	2,780,125
Gross margin	223,596	206,389	640,938	584,669
Selling, general and administrative	162,820	162,208	478,060	482,249
Goodwill impairment	—	54,885	—	54,885
Restructuring and asset related charges (Note 16)	12,698	6,552	28,776	11,796
Operating income (loss)	48,078	(17,256)	134,102	35,739
Interest expense, net	16,737	21,273	59,083	59,794
Loss on extinguishment of debt	6,487	—	6,487	—
Other income, net (Note 18)	(9,453)	(5,180)	(10,981)	(31,334)
Income (loss) from continuing operations before taxes	34,307	(33,349)	79,513	7,279
Income tax expense (Note 11)	17,399	11,715	31,638	20,960
Income (loss) from continuing operations, net of tax	16,908	(45,064)	47,875	(13,681)
Gain on sale of discontinued operations, net of tax (Note 2)	26,076	—	26,076	—
Income from discontinued operations, net of tax (Note 2)	801	11,872	23,249	25,787
Net income (loss)	$43,785	$(33,192)	$97,200	$12,106

Weighted average common shares outstanding (Note 14):
Basic	85,182,678	84,519,095	84,915,519	87,121,448
Diluted	86,349,840	84,519,095	85,729,136	88,016,849
Net income (loss) per share from continuing operations
Basic	$0.20	$(0.53)	$0.56	$(0.16)
Diluted	$0.20	$(0.53)	$0.56	$(0.16)
Net income per share from discontinued operations
Basic	$0.32	$0.14	$0.58	$0.30
Diluted	$0.31	$0.14	$0.58	$0.29
Net income (loss) per share
Basic	$0.51	$(0.39)	$1.14	$0.14
Diluted	$0.51	$(0.39)	$1.13	$0.14

Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income (loss)	$43,785	$(33,192)	$97,200	$12,106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $1,200, $95, $2,353, and $197, respectively	12,418	(55,196)	12,097	(121,457)
Net investment hedge adjustments, net of tax (benefit) of $(854), $0, $0, and $0, respectively	(2,511)	—	—	—
Interest rate hedge adjustments, net of tax (benefit) expense of $(1,115), $803, $(2,939), and $3,900, respectively	(3,365)	2,341	(8,726)	11,464
Defined benefit pension plans, net of tax expense of $451, $384, $487, and $926, respectively	1,169	583	1,265	1,494
Total other comprehensive income (loss), net of tax	7,711	(52,272)	4,636	(108,499)
Comprehensive income (loss)	$51,496	$(85,464)	$101,836	$(96,393)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$239,219	$164,475
Restricted cash	687	1,463
Accounts receivable, net (Note 3)	567,672	531,232
Inventories (Note 4)	518,443	594,471
Other current assets	69,770	73,485
Assets held for sale (Note 17)	134,207	125,748
Current assets of discontinued operations (Note 2)	—	204,732
Total current assets	1,529,998	1,695,606
Property and equipment, net (Note 5)	628,033	642,004
Deferred tax assets	185,167	182,161
Goodwill (Note 6)	378,899	381,953
Intangible assets, net (Note 7)	136,252	148,106
Operating lease assets, net	121,877	128,993
Other assets	28,091	25,778
Non-current assets of discontinued operations (Note 2)	—	296,760
Total assets	$3,008,317	$3,501,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$313,160	$286,978
Accrued payroll and benefits	119,141	107,002
Accrued expenses and other current liabilities (Note 8)	255,291	247,901
Current maturities of long-term debt (Note 10)	40,501	34,093
Liabilities held for sale (Note 17)	8,216	6,040
Current liabilities of discontinued operations (Note 2)	—	104,612
Total current liabilities	736,309	786,626
Long-term debt (Note 10)	1,193,252	1,712,790
Unfunded pension liability	35,114	31,109
Operating lease liability	97,886	105,068
Deferred credits and other liabilities	101,034	95,936
Deferred tax liabilities	7,564	7,862
Non-current liabilities of discontinued operations (Note 2)	—	38,422
Total liabilities	2,171,159	2,777,813
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,214,451 and 84,347,712 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	852	843
Additional paid-in capital	746,618	734,853
Retained earnings	227,686	130,486
Accumulated other comprehensive loss	(137,998)	(142,634)
Total shareholders’ equity	837,158	723,548
Total liabilities and shareholders’ equity	$3,008,317	$3,501,361

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 30, 2023		September 24, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,048,937	$850	85,857,994	$859
Shares issued for exercise/vesting of share-based compensation awards	182,966	2	134,218	1
Shares repurchased	—	—	(1,641,084)	(17)
Shares surrendered for tax obligations for employee share-based transactions	(17,452)	—	(19,592)	—
Balance at period end	85,214,451	$852	84,331,536	$843
Additional paid-in capital
Balance at beginning of period		$744,015		$730,963
Shares issued for exercise/vesting of share-based compensation awards		86		—
Shares surrendered for tax obligations for employee share-based transactions		(306)		(341)
Amortization of share-based compensation		3,496		(316)
Balance at period end		747,291		730,306
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$746,618		$729,633
Retained earnings
Balance at beginning of period		$183,901		$155,331
Shares repurchased		—		(25,274)
Net income		43,785		(33,192)
Balance at period end		$227,686		$96,865
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(145,709)		$(149,973)
Foreign currency adjustments		12,418		(55,196)
Realized gain net investment hedges		(2,511)		—
Unrealized (loss) gain on interest rate hedges		(3,365)		2,341
Net actuarial pension gain		1,169		583
Balance at period end		$(137,998)		$(202,245)

Total shareholders’ equity at period end		$837,158		$625,096

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 30, 2023		September 24, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,347,712	$843	90,193,550	$902
Shares issued for exercise/vesting of share-based compensation awards	975,200	10	1,112,005	11
Shares repurchased	—	—	(6,848,356)	(69)
Shares surrendered for tax obligations for employee share-based transactions	(108,461)	(1)	(125,663)	(1)
Balance at period end	85,214,451	$852	84,331,536	$843
Additional paid-in capital
Balance at beginning of period		$735,526		$720,124
Shares issued for exercise/vesting of share-based compensation awards		221		2,000
Shares surrendered for tax obligations for employee share-based transactions		(1,637)		(2,764)
Amortization of share-based compensation		13,181		10,946
Balance at period end		747,291		730,306
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$746,618		$729,633
Retained earnings
Balance at beginning of period		$130,486		$215,611
Shares repurchased		—		(130,852)
Net income		97,200		12,106
Balance at period end		$227,686		$96,865
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(142,634)		$(93,746)
Foreign currency adjustments		12,097		(121,457)
Unrealized (loss) gain on interest rate hedges		(8,726)		11,464
Net actuarial pension gain		1,265		1,494
Balance at period end		$(137,998)		$(202,245)

Total shareholders’ equity at period end		$837,158		$625,096

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
OPERATING ACTIVITIES
Net income	$97,200	$12,106
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	102,704	97,624
Deferred income taxes	8,817	9,623
Net (gain) loss on disposition of assets	(3,906)	353
Goodwill impairment	—	54,885
Adjustment to carrying value of assets	4,759	534
Amortization of deferred financing costs	2,148	2,298
Loss on extinguishment of debt	6,487	—
Gain on sale of discontinued operations, net of tax	(26,076)	—
Stock-based compensation	13,181	10,946
Amortization of U.S. pension expense	375	1,083
Recovery of cost from interest received on impaired notes	(3,000)	(13,953)
Other items, net	(10,684)	41,859
Net change in operating assets and liabilities:
Accounts receivable	(50,234)	(166,610)
Inventories	74,772	(146,992)
Other assets	22,105	(31,143)
Accounts payable and accrued expenses	45,548	67,134
Change in short-term and long-term tax liabilities	(11,213)	(13,173)
Net cash provided by (used in) operating activities	272,983	(73,426)
INVESTING ACTIVITIES
Purchases of property and equipment	(69,627)	(53,070)
Proceeds from sale of property and equipment	6,259	1,190
Purchase of intangible assets	(10,734)	(4,392)
Proceeds (payments) related to the sale of JW Australia(1)	367,525	—
Recovery of cost from interest received on impaired notes	3,000	13,953
Cash received for notes receivable	148	79
Cash received from insurance proceeds	3,165	—
Change in securities for deferred compensation plan	(893)	(486)
Net cash provided by (used in) investing activities	298,843	(42,726)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(549,346)	84,775
Common stock issued for exercise of options	231	2,011
Common stock repurchased	—	(131,987)
Payments to tax authorities for employee share-based compensation	(1,638)	(2,657)
Net cash used in financing activities	(550,753)	(47,858)
Effect of foreign currency exchange rates on cash	(2,035)	(31,732)
Net increase (decrease) in cash and cash equivalents	19,038	(195,742)
Cash, cash equivalents and restricted cash, beginning	220,868	396,890
Cash, cash equivalents and restricted cash, ending	$239,906	$201,148
Balances included in the Consolidated Balance Sheets:
Cash, cash equivalents, and restricted cash	$239,906	$156,358
Cash and cash equivalents included in current assets of discontinued operations	—	44,790
Cash and cash equivalents at end of period	$239,906	$201,148
For further information see Note 22 - Supplemental Cash Flow.
Cash flows from discontinued operations through the divestiture date of July 2, 2023 are included in the above amounts and explained in Note 1 — Basis of Presentation and Note 2 — Discontinued Operations.

(1) Includes proceeds from the sale of JW Australia, net of the $73.9 million of cash divested.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and September 24, 2022, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”). On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. See Note 2 - Discontinued Operations for further information.
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
Recent Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which extended the relief provisions under Topic 848 through December 31, 2024. In May 2020, we elected the expedient within ASC 848 which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allows for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. At this time, we have elected to continue the method of assessing effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. In June 2023, we executed amendments to our Term Loan Facility, ABL Facility and interest rate derivative agreements to replace LIBOR with a Term SOFR based rate. These contract amendments did not have a material impact on the Company’s consolidated financial statements. Refer to Note 10. - Long-Term Debt and Note 19 - Derivative Financial Instruments for further information.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.
Note 2. Discontinued Operations

On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”), for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts (refer to Note 19. Derivative Financial Instruments for further information). We recorded a net gain on the sale of JW Australia of $26.1 million, net of taxes. The net gain on sale includes $30.3 million of cumulative translation adjustments losses and $1.0 million of accumulated net actuarial pension losses reclassified from other comprehensive income.
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
Subsequent to the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. The Company had reserved approximately $8.6 million relating to these matters as of September 30, 2023. The Company has determined the impact of the continuing involvement is insignificant to our consolidated financial statements.

The following is a summary of the major categories of assets and liabilities of JW Australia that had been reflected as held for sale in the periods preceding the divestiture at:

(amounts in thousands)	December 31, 2022
ASSETS
Cash and cash equivalents	$54,931
Accounts receivable, net	72,516
Inventories	71,984
Other current assets	5,301
Current assets of discontinued operations	$204,732

Property and equipment, net	$120,482
Deferred tax assets	13,019
Goodwill	78,552
Intangible assets, net	43,998
Operating lease assets, net	38,887
Other assets	1,822
Non-current assets of discontinued operations	$296,760

LIABILITIES
Accounts payable	$33,704
Accrued payroll and benefits	26,635
Accrued expenses and other current liabilities	43,975
Current maturities of long-term debt	298
Current liabilities of discontinued operations	$104,612

Long-term debt	$448
Unfunded pension liability	4,396
Operating lease liability	30,753
Deferred credits and other liabilities	1,962
Deferred tax liabilities	863
Non-current liabilities of discontinued operations	$38,422
The balances of the assets and liabilities of JW Australia as of the divestiture date of July 2, 2023 did not materially change from the balances as of July 1, 2023 disclosed in our Form 10-Q for the second quarter of 2023.
Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net revenues	$—	$165,214	$301,876	$452,598
Cost of sales	—	120,824	211,575	337,025
Gross margin	—	44,390	90,301	115,573
Selling, general and administrative	606	30,186	62,083	83,628
Restructuring and asset related charges	—	27	—	80
Operating income (loss)	(606)	14,177	28,218	31,865
Interest income, net	—	(135)	(685)	(80)
Other income, net	(17)	(2,510)	(2,274)	(4,580)
Income (loss) from discontinued operations before taxes	(589)	16,822	31,177	36,525
Income tax expense (benefit)	(1,390)	4,950	7,928	10,738
Income from discontinued operations, net of tax	$801	$11,872	$23,249	$25,787
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Depreciation and amortization	$5,196	$14,360
Capital expenditures	6,229	4,359
Share-based incentive compensation	926	1,196
Provision for bad debt	5,062	368
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
At September 30, 2023 and December 31, 2022, we had an allowance for credit losses of $12.0 million and $15.4 million, respectively. The decrease in the allowance for credit losses in the nine months ended September 30, 2023 is due to improved collections experience in our North America segment and decreased consolidated net revenues.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 30, 2023	December 31, 2022
Raw materials	$403,114	$458,768
Work in process	23,058	28,295
Finished goods	92,271	107,408
Total inventories	$518,443	$594,471

Note 5. Property and Equipment, Net

(amounts in thousands)	September 30, 2023	December 31, 2022
Property and equipment	$1,916,457	$1,897,751
Accumulated depreciation	(1,288,424)	(1,255,747)
Total property and equipment, net	$628,033	$642,004
We recorded accelerated depreciation of our plant and equipment of $1.1 million and $4.3 million during the three and nine months ended September 30, 2023 within restructuring and asset related charges in the accompanying consolidated statements of operations. We recorded accelerated depreciation of $0.5 million in the nine months ended September 24, 2022, all of which was incurred in the second quarter. For more information, refer to Note 16 - Restructuring and Asset Related Charges.
During the nine months ended September 30, 2023, we recorded $9.1 million of accelerated depreciation resulting from reviews of our North America equipment capacity optimization, all of which were incurred in the second quarter. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $1.0 million as of September 30, 2023 compared to December 31, 2022.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of sales	$19,315	$20,131	$69,843	$59,620
Selling, general and administrative	1,379	1,311	4,267	4,062
Total depreciation expense	$20,694	$21,442	$74,110	$63,682
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Balance as of December 31, 2022	$182,269	$199,684	$381,953
Currency translation	31	(3,085)	(3,054)
Balance as of September 30, 2023	$182,300	$196,599	$378,899
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 30, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$120,707	$(79,497)	$41,210
Software	111,091	(45,872)	65,219
Trademarks and trade names	31,617	(10,176)	21,441
Patents, licenses and rights	12,630	(4,248)	8,382
Total amortizable intangibles	$276,045	$(139,793)	$136,252

	December 31, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$121,461	$(73,182)	$48,279
Software	108,611	(36,231)	72,380
Trademarks and trade names	31,789	(9,000)	22,789
Patents, licenses and rights	9,942	(5,284)	4,658
Total amortizable intangibles	$271,803	$(123,697)	$148,106
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets as of September 30, 2023 compared to December 31, 2022 was a decrease of $0.5 million.
Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Amortization expense	$9,166	$6,169	$21,166	$18,805
We recorded accelerated amortization of $3.5 million during the three and nine months ended September 30, 2023 related to an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. We expect to record an additional $24.8 million of accelerated amortization related to this ERP through the second quarter of 2024.
Note 8. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 30, 2023	December 31, 2022
Accrued sales and advertising rebates	$77,453	$90,461
Current portion of operating lease liability	31,171	31,152
Non-income related taxes	27,691	22,615
Accrued freight	24,874	17,377
Current portion of warranty liability (Note 9)	22,034	21,215
Accrued expenses	20,364	13,505
Current portion of accrued claim costs relating to self-insurance programs	14,036	16,231
Accrued income taxes payable	11,885	9,368
Accrued interest payable	8,792	4,036
Deferred revenue and customer deposits	7,272	10,084
Current portion of restructuring accrual (Note 16)	7,122	5,021
Legal claims provision	1,372	3,490
Current portion of derivative liability (Note 19)	1,225	3,346
Total accrued expenses and other current liabilities	$255,291	$247,901
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	September 30, 2023	September 24, 2022
Balance as of January 1	$52,389	$53,367
Current period charges	23,930	20,744
Experience adjustments	(992)	384
Payments	(22,925)	(21,041)
Currency translation	(101)	(1,307)
Balance at period end	52,301	52,147
Current portion	(22,034)	(20,773)
Long-term portion	$30,267	$31,374
The most significant component of our warranty liability as of September 30, 2023 and September 24, 2022 was in the North America segment. As of September 30, 2023, the warranty liability in the North America segment totaled $45.4 million after discounting future estimated cash flows at rates between 0.53% and 3.80%. Without discounting, the liability would have increased by approximately $3.8 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 30, 2023	September 30, 2023	December 31, 2022
(amounts in thousands)	Interest Rate
Senior Notes	4.63% - 4.88%	$600,000	$800,000
Senior Secured Notes		—	250,000
Term loans	1.30% - 7.68%	537,835	541,970
Revolving credit facilities		—	55,000
Finance leases and other financing arrangements	2.00% - 8.28%	81,520	89,038
Mortgage notes	5.67% - 6.17%	21,360	22,472
Total Debt		1,240,715	1,758,480
Unamortized debt issuance costs and original issue discounts		(6,962)	(11,597)
Current maturities of long-term debt		(40,501)	(34,093)
Long-term debt		$1,193,252	$1,712,790
Summaries of our significant changes to outstanding debt agreements as of September 30, 2023 are as follows:
Senior Secured Notes and Senior Notes
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
On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in the three and nine months ended September 30, 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
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
As of September 30, 2023, the outstanding principal balance, net of original issue discount, was $536.7 million.
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
Revolving Credit Facility
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
As of September 30, 2023, we had no outstanding borrowings, $39.0 million in letters of credit and $453.4 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of September 30, 2023, we had DKK 150.6 million ($21.4 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of September 30, 2023, we had $81.5 million outstanding in this category, with maturities ranging from 2023 to 2031.
As of September 30, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.

Note 11. Income Taxes
The effective income tax rate for continuing operations was 50.7% and 39.8% for the three and nine months ended September 30, 2023, respectively, and (35.1)% and 288.0% for the three and nine months ended September 24, 2022, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $17.4 million and $31.6 million from continuing operations in the three and nine months ended September 30, 2023, respectively, and $11.7 million and $21.0 million from continuing operations in the three and nine months ended September 24, 2022, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended September 30, 2023 was $7.0 million, compared to a tax expense of $1.9 million for the three months ended September 24, 2022. The discrete tax expense amounts for the three months ended September 30, 2023 comprised primarily of $5.7 million of tax expense attributable to an increase in the valuation allowance on U.S. foreign tax credit carryforwards and a net $2.3 million of tax expense due to changes in uncertain tax positions (“UTPs”), partially offset by a $0.9 million net tax benefit attributable to the decrease in the valuation allowance on U.S. state net operating losses. The discrete tax expense amounts for the three months ended September 24, 2022 comprised primarily of $2.8 million of tax expense attributable to share-based compensation, partially offset by $1.1 million of tax benefit attributed to return-to-provision adjustments.
The tax expense related to discrete items included in the tax provision for continuing operations for the nine months ended September 30, 2023 was $9.6 million, compared to a tax benefit of $4.5 million for the nine months ended September 24, 2022. The discrete tax expense for the nine months ended September 30, 2023 were comprised primarily of $5.7 million of tax expense attributable to an increase in the valuation allowance on U.S. foreign tax credit carryforwards, a net $2.0 million of tax expense due to changes in UTPs, $1.6 million of tax expense attributable to share-based compensation and a $0.6 million increase in the valuation allowance in U.S. state net operating losses. The discrete tax benefits for the nine months ended September 24, 2022 were comprised primarily of $9.5 million of tax benefit related to movement in the valuation allowance due to changes in estimated forecasted earnings and $1.2 million of tax benefit attributable to return-to-provision adjustments, partially offset by $3.4 million of tax expense attributable to share-based compensation, $2.6 million of tax expense attributable to interest expense on UTPs.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2023, we settled our income tax audit in the amount of $8.4 million principal excluding interest with the Denmark tax authority. We previously provided a reserve for the Denmark income tax audit and have reduced our uncertain tax position reserve as a result of the settlement. We increased our reserve by $11.6 million during the three months ended September 30, 2023 due to ongoing audits in Europe, partially offset by a $9.3 million recognition of a deferred tax asset under our capacity management agreement structure. We had unrecognized tax benefits without regard to accrued interest of $35.2 million and $29.3 million as of September 30, 2023 and December 31, 2022, respectively.

The Company continually evaluates its global cash needs. As of September 30, 2023, the Company continues to make an indefinite reinvestment assertion on the future earnings of its foreign subsidiaries.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. Management reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; goodwill impairment; restructuring and asset related charges; other facility closure, consolidation, and other related costs and adjustments; M&A related costs; loss on extinguishment of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

We have two reportable segments in our continuing operations, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information available and the information regularly reviewed by the CODM. .
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 30, 2023
Total net revenues	$790,327	$289,692	$1,080,019	$—	$1,080,019
Intersegment net revenues	(42)	(2,997)	(3,039)	—	(3,039)
Net revenues from external customers	$790,285	$286,695	$1,076,980	$—	$1,076,980
Three Months Ended September 24, 2022
Total net revenues	$835,319	$305,011	$1,140,330	$—	$1,140,330
Intersegment net revenues	(185)	(120)	(305)	—	(305)
Net revenues from external customers	$835,134	$304,891	$1,140,025	$—	$1,140,025

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 30, 2023
Total net revenues	$2,375,633	$911,875	$3,287,508	$—	$3,287,508
Intersegment net revenues	(203)	(4,036)	(4,239)	—	(4,239)
Net revenues from external customers	$2,375,430	$907,839	$3,283,269	$—	$3,283,269
Nine Months Ended September 24, 2022
Total net revenues	$2,397,370	$968,364	$3,365,734	$—	$3,365,734
Intersegment net revenues	(786)	(154)	(940)	—	(940)
Net revenues from external customers	$2,396,584	$968,210	$3,364,794	$—	$3,364,794

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 30, 2023
Income (loss) from continuing operations, net of tax	$40,469	$10,672	$51,141	$(34,233)	$16,908
Income tax expense (benefit)	27,412	5,974	33,386	(15,987)	17,399
Depreciation and amortization(1)	17,128	7,482	24,610	6,341	30,951
Interest expense, net	604	147	751	15,986	16,737
Restructuring and asset related charges	11,890	838	12,728	(30)	12,698
Net other special items	2,459	(662)	1,797	9,251	11,048
Adjusted EBITDA from continuing operations	$99,962	$24,451	$124,413	$(18,672)	$105,741
Three Months Ended September 24, 2022
Income (loss) from continuing operations, net of tax	$80,983	$(53,685)	$27,298	$(72,362)	$(45,064)
Income tax expense (benefit)(2)	1,624	(5,857)	(4,233)	15,948	11,715
Depreciation and amortization	17,568	7,208	24,776	3,150	27,926
Interest expense, net	1,152	1,653	2,805	18,468	21,273
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset related charges	814	3,411	4,225	2,327	6,552
Net other special items	3,150	10,471	13,621	3,613	17,234
Adjusted EBITDA from continuing operations	$105,291	$18,086	$123,377	$(28,856)	$94,521
(1)Corporate and Unallocated Costs depreciation and amortization expense in the three months ended September 30, 2023 includes accelerated amortization of $3.5 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period.
(2)Income tax expense (benefit) in Corporate and unallocated costs in the three months ended September 30, 2022 includes the tax impact of U.S. Operations.

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 30, 2023
Income (loss) from continuing operations, net of tax	126,987	28,627	155,614	(107,739)	47,875
Income tax expense (benefit)	63,072	10,469	73,541	(41,903)	31,638
Depreciation and amortization(1)	62,625	22,414	85,039	12,469	97,508
Interest expense, net	4,188	692	4,880	54,203	59,083
Restructuring and asset related charges	25,360	2,620	27,980	796	28,776
Net other special items	5,746	1,128	6,874	22,175	29,049
Adjusted EBITDA from continuing operations	$287,978	$65,950	$353,928	$(59,999)	$293,929
Nine Months Ended September 24, 2022
Income (loss) from continuing operations, net of tax	188,882	(51,189)	137,693	(151,374)	(13,681)
Income tax expense (benefit)(2)	4,629	(1,331)	3,298	17,662	20,960
Depreciation and amortization	51,116	22,703	73,819	9,445	83,264
Interest expense, net	3,070	5,512	8,582	51,212	59,794
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset related charges	5,565	3,945	9,510	2,286	11,796
Net other special items	12,586	18,299	30,885	22,911	53,796
Adjusted EBITDA from continuing operations	$265,848	$52,824	$318,672	$(47,858)	$270,814
(1)    Corporate and Unallocated Costs depreciation and amortization expense in the nine months ended September 30, 2023 includes accelerated amortization of $3.5 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. North America depreciation and amortization expense in the nine months ended September 30, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.

(2)     Income tax expense (benefit) in Corporate and unallocated costs in the nine months ended September 24, 2022 includes the tax impact of U.S. Operations.

Reconciliations of income (loss) from continuing operations to Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Income (loss) from continuing operations, net of tax	16,908	(45,064)	47,875	(13,681)
Income tax expense	17,399	11,715	31,638	20,960
Depreciation and amortization(1)	30,951	27,926	97,508	83,264
Interest expense, net	16,737	21,273	59,083	59,794
Special items:
Legal and professional expenses and settlements(2)	7,401	2,496	13,609	5,005
Goodwill impairment(3)	—	54,885	—	54,885
Restructuring and asset related charges(4)	12,698	6,552	28,776	11,796
Other facility closure, consolidation, and related costs and adjustments(5)	81	9,059	2,699	14,270
M&A related costs(6)	1,202	2,968	5,171	8,735
Net (gain) loss on sale of property and equipment(7)	(4,040)	77	(3,953)	301
Loss on extinguishment of debt(8)	6,487	—	6,487	—
Share-based compensation expense (income)(9)	3,382	(758)	12,255	9,750
Non-cash foreign exchange transaction/translation loss (income)(10)	271	2,779	(897)	9,739
Other special items (11)	(3,736)	613	(6,322)	5,996
Adjusted EBITDA from continuing operations	$105,741	$94,521	$293,929	$270,814
(1)Depreciation and amortization expense in the three and nine months ended September 30, 2023 includes accelerated amortization of $3.5 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. In addition, the nine months ended September 30, 2023 includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(2)Legal and professional expenses and settlements include strategic transformation expenses of $7.1 million and $12.0 million in the three and nine months ended September 30, 2023, respectively, and $1.4 million in the three and nine months ended September 24, 2022. The residual amounts primarily relate to litigation.
(3)Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit.
(4)Represents severance, accelerated depreciation, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to close certain manufacturing facilities in our North America segment.
(5)Other facility closure, consolidation, and other related costs and adjustments primarily related to winding down certain facilities scheduled to close in 2023 as well as certain facilities closed in 2022 that do not meet the U.S. GAAP definition of restructuring.
(6)M&A related costs consists primarily of legal and professional expenses related to the planned disposition of Towanda.
(7)Gain on sale of property and equipment in the three and nine months ended September 30, 2023 primarily relates to the sale of a building in Melton, UK.
(8)Loss on extinguishment of debt of $6.5 million is related to the redemption of $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes.
(9)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(10)Non-cash foreign exchange transaction/translation loss (income) primarily consists of losses (gains) associated with fair value adjustments of foreign currency derivatives and revaluation of intercompany balances.
(11)Other special items not core to ongoing business activity include: (i) in the three months ended September 30, 2023 ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture; (ii) in the three months ended September 24, 2022, $3.2 million relating primarily to exit costs for executives and ($2.9) million in adjustments related to fire damage and downtime at one of our facilities in North America; (iii) in the nine months ended September 30, 2023, ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture and ($2.8) million in adjustments to compensation and non-income taxes associated with exercises of legacy equity awards; and (iv) in the nine months ended September 24, 2022, $3.2 million relating primarily to exit costs for executives and $1.9 million in compensation and non-income taxes associated with exercises of legacy equity awards.
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
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 30, 2023 and December 31, 2022 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of September 30, 2023, there have been no share repurchases under this program.
We did not repurchase shares of our Common Stock during the nine months ended September 30, 2023. During the three and nine months ended September 24, 2022, prior to the authorization of our new share repurchase program, we repurchased 1,641,084 and 6,848,356 shares, respectively, at an average price of $15.41 and $19.12, respectively.
Note 14. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Weighted average outstanding shares of Common Stock basic	85,182,678	84,519,095	84,915,519	87,121,448
Restricted stock units, performance share units and options to purchase Common Stock	1,167,162	—	813,617	895,401
Weighted average outstanding shares of Common Stock diluted	86,349,840	84,519,095	85,729,136	88,016,849
For the three months ended September 24, 2022, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Common Stock options	1,384,007	1,720,071	1,678,769	1,704,101
Restricted stock units	18,161	1,585,315	41,552	560,922
Performance share units	25,774	133,684	229,841	108,933

Note 15. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 30, 2023		September 24, 2022
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	—	$—
Options canceled	199,395	$21.18	575,698	$26.08
Options exercised	4,763	$8.14	—	$—

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	78,400	$15.48	227,828	$14.73
PSUs granted	—	$—	—	$—

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	262,809	13.28	310,554	$24.17
Options canceled	277,285	21.35	753,723	$26.23
Options exercised	24,478	9.50	156,380	$11.91

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,568,729	$13.37	1,367,828	$21.64
PSUs granted	307,273	$17.38	158,587	$29.24
Stock-based compensation expense was $3.4 million and $12.3 million for the three and nine months ended September 30, 2023, respectively, and $(0.8) million and $9.7 million for the three and nine months ended September 24, 2022, respectively. The increase in the stock-based compensation expense during the three and nine months ended September 30, 2023 as compared to the respective prior year periods was primarily due to increased forfeitures from the departure of the CEO and corporate restructuring during the third quarter of 2022. As of September 30, 2023, we had $18.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.55 years.
Note 16. Restructuring and Asset Related Charges
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs, primarily consist of equipment relocation costs. Asset related charges consist of accelerated depreciation of assets due to changes in asset useful lives.
The following table summarizes the restructuring and asset related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 30, 2023
Restructuring severance and termination charges	$7,578	$801	$(30)	$8,349
Other restructuring associated costs	2,790	37	—	2,827
Asset related charges	1,522	—	—	1,522
Other restructuring associated costs and asset related charges	4,312	37	—	4,349
Total restructuring and asset related charges	$11,890	$838	$(30)	$12,698

Three Months Ended September 24, 2022
Restructuring severance and termination charges	$814	$3,411	$2,279	$6,504
Other restructuring associated income	—	—	48	48
Asset related charges	—	—	—	—
Other restructuring associated cost and asset related charges	—	—	48	48
Total restructuring and asset related charges	$814	$3,411	$2,327	$6,552

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 30, 2023
Restructuring severance and termination charges	$10,920	$3,594	$796	$15,310
Other restructuring associated costs (income)	9,681	(1,154)	—	8,527
Asset related charges	4,759	180	—	4,939
Other restructuring associated costs and asset related charges (income)	14,440	(974)	—	13,466
Total restructuring and asset related charges	$25,360	$2,620	$796	$28,776

Nine Months Ended September 24, 2022
Restructuring severance and termination charges	$5,565	$3,411	$2,279	$11,255
Other restructuring associated costs	—	—	7	7
Asset related charges	—	534	—	534
Other restructuring associated costs and asset related charges	—	534	7	541
Total restructuring and asset related charges	$5,565	$3,945	$2,286	$11,796
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	September 30, 2023	September 24, 2022
Balance as of January 1	$5,021	$153
Current period charges	23,837	11,262
Payments	(21,831)	(6,317)
Currency translation	95	(181)
Balance at period end	$7,122	$4,917
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.

During the three months ended September 30, 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. We expect to incur pre-tax restructuring expenses and other closure costs within a range of approximately $15.9 million to $19.7 million, primarily consisting of $8.0 million restructuring severance and termination charges and $5.8 million of equipment relocation and facility restoration costs. Through September 30, 2023, approximately $9.7 million has been expensed in connection with the announced closures, consisting of $7.6 million in restructuring severance and termination charges and $1.5 million of asset related charges. Additionally, $0.6 million of other non-cash inventory charges were recorded against Cost of Sales and were detrimental to Adjusted EBITDA. We expect to incur a total pre-tax cash outlay of approximately $13.7 million by the end of the fourth quarter of 2023 in connection with the announced closures, of which $1.6 million of cash outlay has been incurred as of September 30, 2023.
On January 26, 2023, we announced to employees a restructuring plan to close a manufacturing facility in Atlanta, Georgia. We completed the plant closure during the three months ended September 30, 2023 with total cash outlays of $12.7 million. We incurred pre-tax restructuring expenses and other closure costs of approximately $17.2 million, which included $1.1 million of capital expenditures. The primary expenses incurred were accelerated depreciation and amortization, equipment relocation costs, and restructuring severance costs. We incurred approximately $2.8 million of expense in the three months ended September 30, 2023.
Note 17. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 21 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of September 30, 2023 and December 31, 2022, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation. We will continue to report the Towanda results within our North America operations until the divestiture is finalized.
In addition to the Towanda net assets, we own property in Australia with an insignificant value, which is also classified as held for sale in the accompanying consolidated balance sheet as of September 30, 2023.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	September 30, 2023	December 31, 2022
Assets
Inventory	$17,102	$16,592
Other current assets	157	110
Property and equipment	49,502	41,600
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	975	975
Assets held for sale	$134,207	$125,748

Liabilities
Accrued payroll and benefits	$1,231	$852
Accrued expenses and other current liabilities	6,927	4,707
Current maturities of long term debt	—	1
Operating lease liability	58	480
Liabilities held for sale	$8,216	$6,040

Note 18. Other (Income), Net
The table below summarizes the amounts included in other (income), net in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
JW Australia Transition Services Agreement cost recovery	$(4,000)	$—	$(4,000)	$—
Income from short-term investments and forward contracts related to the JW Australia divestiture	(3,109)	—	(3,109)	—
Pension expense (gain)	1,618	(1,428)	4,969	(4,452)
Recovery of cost from interest received on impaired notes	(1,325)	(541)	(3,000)	(13,953)
Governmental assistance(1)	(1,257)	(71)	(1,448)	(550)
Foreign currency gains, net	(216)	(896)	(2,318)	(4,437)
Insurance reimbursement	—	(1,500)	(1,234)	(6,343)
Other items, net	(1,164)	(744)	(841)	(1,599)
Total other income, net	$(9,453)	$(5,180)	$(10,981)	$(31,334)
(1)Governmental assistance consists primarily of energy subsidies received by our European businesses.
Note 19. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $90.6 million as of September 30, 2023. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $53.0 million as of September 30, 2023. We do not use derivative financial instruments for trading or speculative purposes. With the exception of the AUD/USD forward contracts entered into on April 18, 2023 described below, as of September 30, 2023, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market gains of $0.4 million and $0.5 million relating to foreign currency derivatives during the three and nine months ended September 30, 2023, respectively. We recorded mark-to-market losses of $4.3 million and mark-to-market gains of $6.1 million relating to foreign currency derivatives during the three and nine months ended September 24, 2022, respectively.
On April 18, 2023 we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 USD to 0.6759 USD to 1.0 AUD to mitigate the impact of the Australian dollar currency fluctuations on our net investment in JELD-WEN Australia Pty. Ltd. We designated the forward contracts as net investment hedges. The contracts matured during the three months ended September 30, 2023 and the gain, net of forward points, was included in the gain on the sale of JW Australia. The net proceeds are included in the proceeds (payments) related to the sale of JW Australia within our consolidated statements of cash flows. No portion of these contracts were deemed ineffective during the three and nine months ended September 30, 2023.
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
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 30, 2023. We recorded pre-tax mark-to-market gains of $0.1 million and $1.1 million during the three and nine months ended September 30, 2023, respectively, and $4.8 million and $17.1 million during the three and six months ended September 24, 2022, respectively, in other comprehensive income. We reclassified gains of $4.6 million and $12.7 million previously recorded in other comprehensive income to interest income during the three and nine months ended September 30, 2023, respectively. We reclassified gains of $1.6 million and $1.7 million previously recorded in other comprehensive income to interest income during the three and nine months ended September 24, 2022, respectively.
As of September 30, 2023, approximately $4.6 million is expected to be reclassified to interest income until the instruments mature in December 2023.
Other derivative instruments – From time to time, we may enter into other types of derivative instruments immaterial to the business. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$4,570	$16,235
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,512	$3,809
Other derivative instruments	Other current assets	—	73

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,065	$3,058
Other derivative instruments	Accrued expenses and other current liabilities	$160	288
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	September 30, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,931	$57,931	$—	$57,931	$—
Derivative assets, recorded in other current assets	7,082	7,082	—	7,082	—
Deferred compensation plan assets, recorded in other assets	1,701	1,701	—	1,701	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,240,715	$1,186,465	$—	$1,186,465	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	1,225	1,225	—	1,225	—

	December 31, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,078	$6,078	$—	$6,078	$—
Derivative assets, recorded in other current assets	20,117	20,117	—	20,117	—
Deferred compensation plan assets, recorded in other assets	725	725	—	725	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,759,226	$1,555,367	$—	$1,555,367	$—
Derivative liabilities, recorded in accrued expenses and other current assets	3,346	3,346	—	3,346	—
Derivative assets and liabilities reported in level 2 primarily include foreign currency derivative contracts and interest rate swap agreements. See Note 19- Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of September 30, 2023 or December 31, 2022.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 30, 2023 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
In February 2018, a jury in the Eastern District of Virginia returned a verdict that was unfavorable to JWI with respect to Steves’ claims that our acquisition of CMI violated Section 7 of the Clayton Act, found that JWI breached the supply agreement between the parties (the “Original Action”). The verdict awarded Steves $12.2 million for past damages under both the Clayton Act and breach of contract claims and $46.5 million in future lost profits under the Clayton Act claim.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 30, 2023 and December 31, 2022, our accrued liability for self-insured risks was $87.3 million and $89.0 million, respectively.
Indemnifications – At September 30, 2023, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $64.2 million at September 30, 2023 and $60.0 million at December 31, 2022, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.4 million at September 30, 2023 and $0.5 million at December 31, 2022. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million and $11.8 million at September 30, 2023 and December 31, 2022, respectively.
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

Note 22. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Cash Operating Activities:
Operating leases	$46,033	$44,746
Interest payments on financing lease obligations	217	120
Cash paid for amounts included in the measurement of lease liabilities	$46,250	$44,866

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(1,020)	$(569)
Sale of securities for deferred compensation plan	127	83
Change in securities for deferred compensation plan	$(893)	$(486)

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$5,422	$3,806
Property, equipment, and intangibles purchased with debt	10,984	7,652
Customer accounts receivable converted to notes receivable	193	—

Cash Financing Activities:
Borrowings on long-term debt	127,317	571,977
Payments of long-term debt	(672,755)	(487,202)
Payments of debt extinguishment costs	(3,908)	—
Change in long-term debt	$(549,346)	$84,775

Cash paid for amounts included in the measurement of finance lease liabilities	$1,351	$1,333

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$16,628	$16,486
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$—	$108
Accounts payable converted to installment notes	176	1,279

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$41,988	$35,240
Cash interest paid	53,442	43,895

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
We present several financial metrics in “Core” terms, such as Core Revenue, which excludes the impact of foreign exchange, acquisitions and divestitures completed in the last twelve months. We believe Core Revenue assists management, investors, and analysts in understanding the organic performance of the operations.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 24, 2022

	Three Months Ended
	September 30, 2023		September 24, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,076,980	100.0%	$1,140,025	100.0%
Cost of sales	853,384	79.2%	933,636	81.9%
Gross margin	223,596	20.8%	206,389	18.1%
Selling, general and administrative	162,820	15.1%	162,208	14.2%
Goodwill impairment	—	—%	54,885	4.8%
Restructuring and asset related charges	12,698	1.2%	6,552	0.6%
Operating income (loss)	48,078	4.5%	(17,256)	(1.5)%
Interest expense, net	16,737	1.6%	21,273	1.9%
Loss on extinguishment of debt	6,487	0.2%	—	0.0%
Other income, net	(9,453)	(0.9)%	(5,180)	(0.5)%
Income (loss) from continuing operations before taxes	34,307	3.2%	(33,349)	(2.9)%
Income tax expense	17,399	1.6%	11,715	1.0%
Income (loss) from continuing operations, net of tax	16,908	1.6%	(45,064)	(4.0)%
Gain on sale of discontinued operations, net of tax	26,076	2.4%	—	—%
Income from discontinued operations, net of tax	801	0.1%	11,872	1.0%
Net income (loss)	$43,785	4.1%	$(33,192)	(2.9)%
Consolidated Results
Net Revenues – Net revenues decreased $63.0 million, or 5.5%, to $1,077.0 million in the three months ended September 30, 2023 from $1,140.0 million in the three months ended September 24, 2022. The decrease was driven by a Core Revenue decrease of 7%, partially offset by a 1% positive foreign exchange impact. Core Revenues decreased due to a reduction in volume/mix of 10%, partially offset by a 3% benefit from price realization.
Gross Margin – Gross margin increased $17.2 million, or 8.3%, to $223.6 million in the three months ended September 30, 2023 from $206.4 million in the three months ended September 24, 2022. Gross margin as a percentage of net revenues was 20.8% in the three months ended September 30, 2023 and 18.1% in the three months ended September 24, 2022. The increase in gross margin percentage was due primarily to favorable price/cost.
SG&A Expense – SG&A expense increased $0.6 million, or 0.4%, to $162.8 million in the three months ended September 30, 2023 from $162.2 million in the three months ended September 24, 2022. SG&A expense as a percentage of net revenues increased to 15.1% in the three months ended September 30, 2023 from 14.2% in the three months ended September 24, 2022. The increase in SG&A expense and SG&A as a percentage of net revenues was primarily due to accelerated amortization of an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period, partially offset by net gains on property and equipment sales.
Restructuring and Asset Related Charges – Restructuring and asset related charges of $12.7 million in the three months ended September 30, 2023 relate to transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments. The restructuring charges in our North America segment primarily relate to charges incurred to close certain manufacturing facilities. For more information, refer to Note 16 - Restructuring and Asset Related Charges in our unaudited consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $4.5 million, or 21.3%, to $16.7 million in the three months ended September 30, 2023 from $21.3 million in the three months ended September 24, 2022. The decrease was primarily due to the redemption of all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes during the three months ended September 30, 2023, higher interest income from interest rate derivatives, and decreased borrowings on our Revolving Credit Facilities, partially offset by an increase to the cost of borrowing on our variable rate Term Loan Facility.
Loss on Extinguishment of Debt – The $6.5 million loss on extinguishment of debt is related to the redemption of our Senior Secured Notes and partial redemption of our Senior notes during the three months ended September 30, 2023. Refer to Note 10. - Long-Term Debt in our unaudited consolidated financial statements included in this Form 10-Q.

Other Income, Net – Other income, net increased $4.3 million or 82.5% to $9.5 million in the three months ended September 30, 2023 from $5.2 million in the three months ended September 24, 2022. Other income, net in the three months ended September 30, 2023 primarily consisted of recovery of the JW Australia transition services costs incurred of $4.0 million and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million. Other income, net in the three months ended September 24, 2022 primarily consisted of insurance reimbursements of $1.5 million and pension gain of $1.4 million. Refer to Note 18 - Other (Income), Net for the remaining components of other income (loss), net.
Income Taxes – Income tax expense was $17.4 million and $11.7 million in the three months ended September 30, 2023 and September 24, 2022, respectively. The effective tax rate in the three months ended September 30, 2023 was 50.7% compared to (35.1)% in the three months ended September 24, 2022. The effective tax rate in the three months ended September 30, 2023 increased primarily due to $7.0 million of income tax expense from the net impact of discrete items, primarily resulting from increases in valuation allowances and increases in uncertain tax position reserves. The negative effective tax rate in the three months ended September 24, 2022 was primarily due to the $54.9 million goodwill impairment. For more information, refer to Note 11 - Income Taxes to our unaudited consolidated financial statements included in this Form 10-Q.
Gain on Sale of Discontinued Operations – The $26.1 million gain on sale of discontinued operations is related to the July 2, 2023 sale of JW Australia. Refer to Note 2 - Discontinued Operations to our unaudited consolidated financial statements included in this Form 10-Q.
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 24, 2022

	Nine Months Ended
	September 30, 2023		September 24, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,283,269	100.0%	$3,364,794	100.0%
Cost of sales	2,642,331	80.5%	2,780,125	82.6%
Gross margin	640,938	19.5%	584,669	17.4%
Selling, general and administrative	478,060	14.6%	482,249	14.3%
Goodwill impairment	—	—%	54,885	1.6%
Restructuring and asset related charges	28,776	0.9%	11,796	0.4%
Operating income	134,102	4.1%	35,739	1.1%
Interest expense, net	59,083	1.8%	59,794	1.8%
Loss on extinguishment of debt	6,487	0.2%	—	0.0%
Other income, net	(10,981)	(0.3)%	(31,334)	(0.9)%
Income from continuing operations before taxes	79,513	2.4%	7,279	0.2%
Income tax expense	31,638	1.0%	20,960	0.6%
Income (loss) from continuing operations, net of tax	47,875	1.5%	(13,681)	(0.4)%
Gain on sale of discontinued operations, net of tax	26,076	0.8%	—	—%
Income from discontinued operations, net of tax	23,249	0.7%	25,787	0.8%
Net income	$97,200	3.0%	$12,106	0.4%
Consolidated Results
Net Revenues – Net revenues decreased $81.5 million, or 2.4%, to $3,283.3 million in the nine months ended September 30, 2023 from $3,364.8 million in the nine months ended September 24, 2022. Core Revenues decreased 2% due to an 8% decrease in volume/mix, partially offset by a 6% benefit from price realization.
Gross Margin – Gross margin increased $56.3 million, or 9.6%, to $640.9 million in the nine months ended September 30, 2023 from $584.7 million in the nine months ended September 24, 2022. Gross margin as a percentage of net revenues was 19.5% in the nine months ended September 30, 2023 and 17.4% in the nine months ended September 24, 2022. The increase in gross margin percentage was due primarily to the favorable price/cost, partially offset by accelerated depreciation in North America from reviews of equipment capacity optimization.
SG&A Expense – SG&A expense decreased $4.2 million, or 0.9%, to $478.1 million in the nine months ended September 30, 2023 from $482.2 million in the nine months ended September 24, 2022. SG&A expense as a percentage of net revenues increased to 14.6% in the nine months ended September 30, 2023 from 14.3% in the nine months ended September 24, 2022. The decrease in SG&A expense was primarily due to decreased labor expenses driven by a reduction in headcount, lower bad debt expense in our

North America segment due to improved collections, and gains on property and equipment sales, partially offset by increased performance-based variable compensation expenses.
Restructuring and Asset Related Charges – Restructuring and asset related charges of $28.8 million in the nine months ended September 30, 2023 relate to transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments. The restructuring charges in our North America segment primarily relate to charges incurred to close certain manufacturing facilities. For more information, refer to Note 16 - Restructuring and Asset Related Charges to our unaudited consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $0.7 million, or 1.2%, to $59.1 million in the nine months ended September 30, 2023 from $59.8 million in the nine months ended September 24, 2022. The decrease was primarily due to higher interest income from interest rate derivatives, the redemption of our Senior Secured Notes and partial redemption of our Senior notes and decreased borrowings on our Revolving Credit Facilities during the nine months ended September 30, 2023, partially offset by an increase to the cost of borrowing on our variable rate Term Loan Facility.
Loss on Extinguishment of Debt – The $6.5 million loss on extinguishment of debt is related to the redemption of our Senior Secured Notes and partial redemption of our Senior notes during the nine months ended September 30, 2023. Refer to Note 10. - Long-Term Debt to our unaudited consolidated financial statements included in this Form 10-Q.
Other Income, Net – Other income, net decreased $20.4 million, or 65.0%, to $11.0 million in the nine months ended September 30, 2023 from $31.3 million in the nine months ended September 24, 2022. Other income, net in the nine months ended September 30, 2023 primarily consisted of recovery of the JW Australia transition services costs incurred of $4.0 million and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million, the recovery of cost from interest received on impaired notes of $3.0 million, foreign currency gains of $2.3 million and reimbursements from insurance of $1.2 million, partially offset by pension expense of $5.0 million. Other income, net in the nine months ended September 24, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, insurance reimbursements of $6.3 million, pension income of $4.5 million and foreign currency gains of $4.4 million. Refer to Note 18 - Other (Income), Net for the remaining components of other income, net.
Income Taxes – Income tax expense was $31.6 million and $21.0 million in the nine months ended September 30, 2023 and September 24, 2022, respectively. The effective tax rate in the nine months ended September 30, 2023 was 39.8% compared to 288.0% in the nine months ended September 24, 2022. The effective tax rate in the nine months ended September 30, 2023 decreased primarily due to the impacts of the $54.9 million goodwill impairment recorded in the nine months ended September 24, 2022. For more information, refer to Note 11 - Income Taxes to our unaudited consolidated financial statements included in this Form 10-Q.
Gain on Sale of Discontinued Operations – The $26.1 million gain on sale of discontinued operations is related to the July 2, 2023 sale of JW Australia. Refer to Note 2 - Discontinued Operations to our unaudited consolidated financial statements included in this Form 10-Q.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring legal and professional expenses and settlements; goodwill impairment; restructuring and asset related charges; other facility closure, consolidation, and other related costs and adjustments; M&A related costs; loss on extinguishment of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (income) loss; and other special items. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments in our continuing operations, organized and managed principally by geographic region: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Three Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$40,469	$10,672	$51,141	$(34,233)	$16,908
Income tax expense (benefit)	27,412	5,974	33,386	(15,987)	17,399
Depreciation and amortization(1)	17,128	7,482	24,610	6,341	30,951
Interest expense, net	604	147	751	15,986	16,737
Special items:(2)
Legal and professional expenses and settlements	802	1,264	2,066	5,335	7,401
Restructuring and asset related charges	11,890	838	12,728	(30)	12,698
Other facility closure, consolidation, and related costs and adjustments	(7)	88	81	—	81
M&A related costs	84	—	84	1,118	1,202
Net loss (gain) on sale of property and equipment	748	(4,791)	(4,043)	3	(4,040)
Loss on extinguishment of debt	—	—	—	6,487	6,487
Share-based compensation expense	914	455	1,369	2,013	3,382
Non-cash foreign exchange transaction/translation loss (income)	131	2,343	2,474	(2,203)	271
Other special items	(213)	(21)	(234)	(3,502)	(3,736)
Adjusted EBITDA from continuing operations	$99,962	$24,451	$124,413	$(18,672)	$105,741
(1)Corporate and Unallocated depreciation and amortization expense includes software accelerated amortization of $3.5 million for an ERP system that will not be utilized upon completion of the JW Australia Transition Services Agreement period.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Three Months Ended September 24, 2022
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$80,983	$(53,685)	$27,298	$(72,362)	$(45,064)
Income tax expense (benefit)(1)	1,624	(5,857)	(4,233)	15,948	11,715
Depreciation and amortization	17,568	7,208	24,776	3,150	27,926
Interest expense, net	1,152	1,653	2,805	18,468	21,273
Special items:(2)
Legal and professional expenses and settlements	2	594	596	1,900	2,496
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset related charges	814	3,411	4,225	2,327	6,552
Other facility closure, consolidation, and related costs and adjustments	2,394	6,665	9,059	—	9,059
M&A related costs	143	—	143	2,825	2,968
Net loss (gain) on sale of property and equipment	87	(10)	77	—	77
Share-based compensation expense (income)	1,042	627	1,669	(2,427)	(758)
Non-cash foreign exchange transaction/translation (income) loss	(59)	6,269	6,210	(3,431)	2,779
Other special items	(459)	(3,674)	(4,133)	4,746	613
Adjusted EBITDA from continuing operations	$105,291	$18,086	$123,377	$(28,856)	$94,521
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Nine Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$126,987	$28,627	$155,614	$(107,739)	$47,875
Income tax expense (benefit)	63,072	10,469	73,541	(41,903)	31,638
Depreciation and amortization(1)	62,625	22,414	85,039	12,469	97,508
Interest expense, net	4,188	692	4,880	54,203	59,083
Special items:(2)
Legal and professional expenses and settlements	804	3,720	4,524	9,085	13,609
Restructuring and asset-related charges	25,360	2,620	27,980	796	28,776
Other facility closure, consolidation, and related costs and adjustments	(5)	2,704	2,699	—	2,699
M&A related costs	651	—	651	4,520	5,171
Net loss (gain) on sale of property and equipment	1,132	(5,088)	(3,956)	3	(3,953)
Loss on extinguishment of debt	—	—	—	6,487	6,487
Share-based compensation expense	3,366	1,438	4,804	7,451	12,255
Non-cash foreign exchange transaction/translation (income) loss	(168)	1,192	1,024	(1,921)	(897)
Other special items	(34)	(2,838)	(2,872)	(3,450)	(6,322)
Adjusted EBITDA from continuing operations	$287,978	$65,950	$353,928	$(59,999)	$293,929
(1)North America depreciation and amortization expense includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization. Corporate and Unallocated depreciation and amortization expense includes software accelerated amortization of $3.5 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

	Nine Months Ended September 24, 2022
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$188,882	$(51,189)	$137,693	$(151,374)	$(13,681)
Income tax expense (benefit)(1)	4,629	(1,331)	3,298	17,662	20,960
Depreciation and amortization	51,116	22,703	73,819	9,445	83,264
Interest expense, net	3,070	5,512	8,582	51,212	59,794
Special items:(2)
Legal and professional expenses and settlements	2	594	596	4,409	5,005
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset-related charges	5,565	3,945	9,510	2,286	11,796
Other facility closure, consolidation, and related costs and adjustments	2,394	11,876	14,270	—	14,270
M&A related costs	431	—	431	8,304	8,735
Net loss (gain) on sale of property and equipment	239	65	304	(3)	301
Share-based compensation expense	3,099	1,921	5,020	4,730	9,750
Non-cash foreign exchange transaction/translation loss	348	2,071	2,419	7,320	9,739
Other special items	6,073	1,772	7,845	(1,849)	5,996
Adjusted EBITDA from continuing operations	$265,848	$52,824	$318,672	$(47,858)	$270,814
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 12 - Segment Information in our unaudited consolidated financial statements included in this Form 10-Q.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 24, 2022

	Three Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Net revenues from external customers			% Variance
North America	$790,285	$835,134	(5.4)%
Europe	286,695	304,891	(6.0)%
Total Consolidated	$1,076,980	$1,140,025	(5.5)%
Percentage of total consolidated net revenues
North America	73.4%	73.3%
Europe	26.6%	26.7%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$99,962	$105,291	(5.1)%
Europe	24,451	18,086	35.2%
Corporate and unallocated costs	(18,672)	(28,856)	(35.3)%
Total Consolidated	$105,741	$94,521	11.9%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	12.6%	12.6%
Europe	8.5%	5.9%
Total Consolidated	9.8%	8.3%

(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America decreased $44.8 million, or 5.4%, to $790.3 million in the three months ended September 30, 2023 from $835.1 million in the three months ended September 24, 2022. The decrease was due to a decrease in Core Revenues of 5%. Core Revenues decreased primarily due to unfavorable volume/mix of 7% driven by weakened market demand, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in North America decreased $5.3 million to $100.0 million, or 5.1%, in the three months ended September 30, 2023 from $105.3 million in the three months ended September 24, 2022. The decrease was primarily due to unfavorable volume/mix and higher other expenses, partially offset by favorable price/cost and improved productivity. The increase in other expenses was driven by increased performance-based variable compensation, increased pension expense, and the impact of inflation on labor expenses during the three months ended September 30, 2023 compared to the same period last year.
Europe
Net revenues in Europe decreased $18.2 million, or 6.0%, to $286.7 million in the three months ended September 30, 2023 from $304.9 million in the three months ended September 24, 2022. The decrease was primarily due to a decrease in Core Revenues of 11%. Core Revenues decreased due to unfavorable volume/mix of 17% primarily due to market softness across the region, partially offset by a 6% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $6.4 million, or 35.2%, to $24.5 million in the three months ended September 30, 2023 from $18.1 million in the three months ended September 24, 2022. The increase was primarily due to favorable productivity and positive price/cost, partially offset by unfavorable volume/mix.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $10.2 million, or 35.3%, to $18.7 million in the three months ended September 30, 2023 from $28.9 million in the three months ended September 24, 2022. The decrease was primarily due a reduction in professional fees not associated with strategic transformation initiatives, decreased labor expense driven by reduced headcount, and the recovery of JW Australia transition services costs incurred, partially offset by losses on foreign exchange transactions in the current period compared to gains in the same period last year.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 24, 2022

	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Net revenues from external customers			% Variance
North America	$2,375,430	$2,396,584	(0.9)%
Europe	907,839	968,210	(6.2)%
Total Consolidated	$3,283,269	$3,364,794	(2.4)%
Percentage of total consolidated net revenues
North America	72.3%	71.2%
Europe	27.7%	28.8%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$287,978	$265,848	8.3%
Europe	65,950	52,824	24.8%
Corporate and unallocated costs	(59,999)	(47,858)	25.4%
Total Consolidated	$293,929	$270,814	8.5%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	12.1%	11.1%
Europe	7.3%	5.5%
Total Consolidated	9.0%	8.0%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information in our unaudited consolidated financial statements.
North America
Net revenues in North America decreased $21.2 million, or 0.9%, to $2,375.4 million in the nine months ended September 30, 2023 from $2,396.6 million in the nine months ended September 24, 2022. The decrease was driven by a 1% adverse foreign exchange impact. Core Revenues remained flat due to a 6% benefit from price realization, offset by unfavorable volume/mix of 6%. The unfavorable volume/mix was driven by weakened market demand, partially offset by increased market share.
Adjusted EBITDA from continuing operations in North America increased $22.1 million to $288.0 million, or 8.3%, in the nine months ended September 30, 2023 from $265.8 million in the nine months ended September 24, 2022. The increase was primarily due to favorable price/cost, partially offset by unfavorable volume/mix and higher other expenses. The increase in other expenses was driven by increased performance-based variable compensation, higher pension expense, and the impact of inflation on labor expenses, partially offset by a reduction in bad debt expense due to improved collections.
Europe
Net revenues in Europe decreased $60.4 million, or 6.2%, to $907.8 million in the nine months ended September 30, 2023 from $968.2 million in the nine months ended September 24, 2022. The decrease was primarily due to a decrease in Core Revenues of 6%. Core Revenues decreased due to unfavorable volume/mix of 14% primarily due to market softness across the region, partially offset by an 8% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $13.1 million, or 24.8%, to $66.0 million in the nine months ended September 30, 2023 from $52.8 million in the nine months ended September 24, 2022. The increase was primarily due to favorable productivity and positive price/cost, partially offset by unfavorable volume/mix.
Corporate and unallocated costs
Corporate and unallocated costs increased by $12.1 million, or 25.4%, to $60.0 million in the nine months ended September 30, 2023, from $47.9 million in the nine months ended September 24, 2022. The increase in cost is primarily due to losses on foreign exchange transactions in the current period compared to gains in the same period last year and a reduction in the recovery of cost from interest received on impaired notes, partially offset by lower labor costs and the recovery of the JW Australia transition services costs incurred.

Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility, Senior Notes, and Senior Secured Notes. We place a strong emphasis on cash flow generation, which includes an operating discipline focused on working capital management. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials with long delivery lead times, such as steel, as we work through prior shipments and take delivery of new orders.
As of September 30, 2023, we had total liquidity (a non-GAAP measure) of $692.6 million, consisting of $239.2 million in unrestricted cash, $453.4 million available for borrowing under the ABL Facility, compared to total liquidity of $575.2 million as of December 31, 2022 (on a continuing operations basis and excluding JW Australia). The increase in total liquidity was primarily due to both higher cash balances and lower borrowings on our ABL Facility at September 30, 2023 compared to December 31, 2022.
As of September 30, 2023, our cash balances, including $0.7 million of restricted cash, consisted of $44.4 million in the U.S. and $195.5 million in non-U.S. subsidiaries. During the fiscal year ended December 31, 2022, the Company repatriated $132.8 million from non-U.S. subsidiaries and repaid a portion of the outstanding ABL Facility. Based on our current and forecasted level of operations and seasonality of our business, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 1.0% decrease in interest rates would have reduced our interest expense by $1.8 million in the three months ended September 30, 2023. A 1.0% increase in interest rates would have increased our interest expense by $1.8 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In July 2021, we refinanced our existing Term Loan Facility and ABL Facility by issuing replacement loans that aggregated to $550.0 million in principal amount under the Term Loan Facility and added $100.0 million in potential additional revolving loan capacity to our ABL Facility.
As of September 30, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 10. - Long-Term Debt to our consolidated financial statements for additional details.

Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Cash provided by (used in):
Operating activities	$272,983	$(73,426)
Investing activities	298,843	(42,726)
Financing activities	(550,753)	(47,858)
Effect of changes in exchange rates on cash and cash equivalents	(2,035)	(31,732)
Net change in cash and cash equivalents	$19,038	$(195,742)
(1) Cash flow information is inclusive of cash flows from JW Australia as discontinued operations through                                    the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash provided by (used in) operating activities improved to a $273.0 million source of cash in the nine months ended September 30, 2023 compared to a $73.4 million use of cash in the nine months ended September 24, 2022. The increase in cash provided by operating activities was primarily due to a $374.7 million improvement in net cash provided by our working capital accounts (accounts receivable, net, inventory, and accounts payable). Cash flow provided by Inventory was $221.8 million favorable compared to the nine months ended September 24, 2022, primarily driven by demand planning that drove lower inventory days on hand, which mitigated inflation on raw materials. Cash flow used in Accounts receivable, net of $116.4 million was favorable in the nine months ended September 30, 2023 compared to the nine months ended September 24, 2022, which was primarily due to decreased sales, partially offset by slightly deteriorated days sales outstanding. Cash flow provided by Accounts payable was $36.5 million favorable compared to the nine months ended September 24, 2022, which was primarily due to inflation on purchases, partially offset by demand planning that drove moderated purchasing.
Cash Flow from Investing Activities
Net cash provided by (used in) investing activities improved to a $298.8 million source of cash in the nine months ended September 30, 2023 compared to a $42.7 million use of cash in the nine months ended September 24, 2022, primarily driven by $367.5 million proceeds (payments) related to the sale of JW Australia, partially offset by an increase in capital expenditures of $22.9 million and a decrease in cash received from the recovery of cost from interest received on impaired notes of $11.0 million.
Cash Flow from Financing Activities
Net cash used in financing activities increased $502.9 million to $550.8 million in the nine months ended September 30, 2023 compared to $47.9 million in the nine months ended September 24, 2022, primarily due to net payments of long-term debt and debt extinguishment costs of $549.3 million in the nine months ended September 30, 2023 compared to net borrowings of $84.8 million in the nine months ended September 24, 2022, partially offset by the non-recurrence of repurchases of our Common Stock of $132.0 million in the nine months ended September 24, 2022.
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
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of September 30, 2023 was $824.1 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Information relating to this item is included within Note 21 - Commitments and Contingencies of our unaudited financial statements included elsewhere in this Form 10-Q.

Item 1A - Risk Factors

    There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2022.

Item 5 - Other Information
(c) During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2023