Form 10-K
period 2023-12-31
JELD-WEN Holding, Inc.
filed 2024-02-20
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1.5 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on July 1, 2023). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of July 1, 2023 have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 85,573,598 shares of common stock, par value $0.01 per share, issued and outstanding as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

JELD-WEN HOLDING, Inc.
– Table of Contents –

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014 and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset related charges; other facility closure, consolidation, and related costs and adjustments; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (income) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIO	Chief Digital and Information Officer
CISO	Chief Information Security Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
D&O	Directors and Officers
DKK	Danish Kroner
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EPA	The U.S. Environmental Protection Agency
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Free Cash Flow	A non-GAAP financial measure that we define as net cash (used in) provided by operating activities less capital expenditures (including purchases of intangible assets)
GAAP	Generally Accepted Accounting Principles in the United States
GHGs	Greenhouse Gases
GILTI	Global Intangible Low-Taxed Income
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWI	JELD-WEN, Inc., a Delaware corporation
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NOL	Net operating loss
NYSE	New York Stock Exchange
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
ROU asset	Right-of-use asset
Registration Rights Agreement	The agreement among JELD-WEN Holdings, Inc., Onex and its affiliates, and certain of our directors, executive officers and other pre-IPO stockholders entered into on October 3, 2011, as amended and restated on January 24, 2017 in connection with our IPO, and amended further on May 12, 2017 and November 12, 2017
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 ($200.0 of which were redeemed in August 2023) and $400.0 million bearing interest at 4.875% and maturing in December 2027.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology

Working Capital	Accounts receivable plus inventory less accounts payable
WTW	Willis Towers Watson

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
    We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A - Risk Factors in this Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
•failure to successfully implement our strategic initiatives, including our productivity, cost reduction and global footprint rationalization initiatives;
•disruptions in our operations due to natural disasters, public health issues, such as COVID-19, and armed conflicts, including the ongoing conflict between Russia and Ukraine and instabilities in the Middle East;
•economic and geopolitical uncertainty and risks that arise from operating a multinational business;
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
•exchange rate fluctuations;
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
•pension plan obligations;
•availability and cost of credit;
•our current level of indebtedness and the effect of restrictive covenants under our existing or future indebtedness including our Credit Facilities, Senior Secured Notes, and Senior Notes; and
•other risks and uncertainties, including those listed under Item 1A - Risk Factors.

    Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date of this Form 10-K. We do not undertake any obligation to update any of the forward-looking statements, except as required by law.

Item 1 - Business.
Our Company
    We are a leading global designer, manufacturer, and distributor of high-performance interior and exterior doors, windows, and related building products, serving the new construction and R&R sectors.
    The JELD-WEN family of brands includes JELD-WEN worldwide; LaCantina and VPI in North America; and Swedoor, DANA, and Kellpex in Europe. Our customers include wholesale distributors and retailers as well as individual contractors and consumers. Our business is highly diversified by distribution channel, geography, and construction application as illustrated below:

2023 Net Revenues $4,304 million

Channel	Geography	Construction Application(1)

(1)Percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
    As a leading global manufacturer of interior and exterior building products, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 84 manufacturing and distribution facilities in 15 countries located primarily in North America and Europe. We are focused on optimizing our global footprint to enhance performance and improve profit margins. On July 2, 2023, we completed the sale of our Australasia business (“JW Australia”). The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods. Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (see Note 1 - Description of Company and Summary of Significant Accounting Policies and Note 2 - Discontinued Operations to our consolidated financial statements for further information).
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
Our History
    We were founded in 1960 by Richard L. Wendt, when he, together with four business partners, bought a millwork plant in Oregon. The subsequent decades were a time of successful expansion and growth as we added different businesses and product categories such as interior doors, exterior steel doors, and vinyl windows. Our first overseas acquisition was Norma Doors in Spain in 1992 and since then we have acquired or established numerous businesses in Europe, Canada, and Mexico, making JELD-WEN a global company.
    In October 2011, certain funds managed by affiliates of Onex acquired a majority of the combined voting power in the Company through the acquisition of convertible debt and convertible preferred equity. After the Onex investment, we began the transformation of our business from a family-run operation to a global organization with independent, professional management. The transformation accelerated after 2013 with the hiring of a new senior management team strategically recruited from a number of world-class industrial companies. Our current management team has extensive experience driving operational improvement, innovation, and growth, both organically and through acquisitions. As of December 31, 2020, Onex owned approximately 32.6% of our outstanding shares of Common Stock. In 2021, Onex exercised its rights under its Registration Rights Agreement and requested the registration for resale of all of their shares of our Common Stock in multiple underwritten public offerings. During August 2021, Onex fully divested their ownership in the Company and no longer had representation on the Board of Directors.
Our Business Strategy and Operating Model
We strive to achieve best-in-industry financial performance and shareholder returns through the disciplined execution of our strategy which includes:
•streamlining and simplifying the business, optimizing product mix, rationalizing our global footprint and strategically sourcing our raw materials to improve returns on our investments;
•enhancing performance and improving profit margins through strategic cost-reduction and productivity initiatives, such as upgrading go-to-market processes, optimizing our sales force through training, right-sizing and consolidating our manufacturing network, investing in automation and leveraging our scale to streamline sourcing;
•disciplined capital allocation and working capital management designed to maximize shareholder returns, cash flows, and return on invested capital in a balanced manner;
•sustainability-focused innovations to drive profitable organic revenue growth;
•investing in our brands and marketing, and commercial excellence programs such as customer segmentation, and price optimization; and
•growing a premier performance culture led by our values and a keen focus on talent management.
Our Products
    We provide a broad portfolio of interior and exterior doors, windows, and related building products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2023, our door sales accounted for 63% of net revenues, our window sales accounted for 21% of net revenues, and our other ancillary products and services accounted for 16% of net revenues.
Doors
    We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. We also offer non-residential doors across North America in certain markets. To meet the design, durability, and energy efficiency requirements of our customers, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass that satisfy a range of price points from entry-level to high-end. Our highest volume products include molded interior doors, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These value doors are the most popular choice for interior residential applications in North America, France and the U.K. In the U.S., we manufacture exterior doors primarily made from fiberglass and steel. Our fiberglass product line has grown in popularity due to its attractive thermal properties, aesthetics, and durability. We have dedicated additional resources to our exterior fiberglass door business, which includes door slabs and door systems, and believe we have a leading product offering based on quality, breadth of design options, and range of price points. We also manufacturer stile and rail doors in our U.S. manufacturing facilities. In Europe, we also sell high performance residential and non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, security, and in Scandinavia we design and manufacture doors which can withstand extreme environmental conditions in coastal and arctic environments. Additionally, we offer profitable value-added distribution services for residential and non-residential products in all of our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our acquisitions of ABS and MMI Door are examples of our increased focus on value-added services.
Windows
    We are a leading manufacturer of residential windows in North America. We manufacture a full line of residential wood, vinyl, and wood composite windows in North America. Our window product lines comprise a full range of styles, features, and energy-saving options in order to meet the varied needs of our customers in each of our regional end markets. For example, our high-performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. In addition, our value windows are popular with production builders and the remodel and replacement markets. In select coastal regions, we offer impact windows that can withstand the impact of hurricane force winds and satisfy local building codes. Our wood windows remain prevalent as a high-end option because they possess both insulating qualities and the beauty of natural wood. In North America, our wood windows and patio doors include our proprietary AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. With the acquisition of LaCantina Doors, the Company added LaCantina’s innovative folding, multi-slide, and swing patio doors and wall systems to its already robust windows product offering. We also offer a non-residential line of vinyl windows for a broad assortment of commercial applications. With the acquisition of VPI, we added vinyl windows for mid-rise, multi-family, institutional, hospitality, and commercial properties to our product lineup. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998. We have received ENERGY STAR Canada’s Excellence Award in 2023 and have won 7 ENERGY STAR Canada Manufacturer of the Year Awards.
Other Ancillary Products and Services
    In certain regions, we sell a variety of other products that are ancillary to our door and window offerings, which we do not classify as door or window sales. These products include trim board, glass, hardware and locks, and window screens. We also sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. Miscellaneous installation and other services are also included in this category.
Our Segments
    We operate within the global market for residential and non-residential doors and windows with sales spanning approximately 71 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our market leadership, strong brands, broad product line, and strategically located manufacturing and distribution facilities.
    Our operations are managed and reported in two reportable segments, organized and managed principally by geographic region. Our reportable segments are North America and Europe. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM for operating and administrative activities, the discrete financial information available, and the information regularly reviewed by the CODM.
North America
    In our North America segment, we compete primarily in the new construction and R&R market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. While we expect to realize some benefit from share gains and continued growth from pricing strategies to offset inflation, our North American market is expected to continue to face headwinds during 2024 primarily due to heightened interest rates and continued labor inflation. We believe that our total market opportunity in North America will continue to include non-residential applications and other related building products.
Europe
    The European market for doors is highly fragmented, and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. During 2024, we expect headwinds in our residential and non-residential markets due to general economic weakness and as interest rates that are expected to remain high.
    Financial information regarding our segments is included in Note 14 - Segment Information to our financial statements included in this Form 10-K.
Materials
    We generally maintain a diversified supply base for the materials used in our manufacturing operations. The primary materials used for our door business include wood, wood composites, steel, glass, internally produced door skins, fiberglass compound, and hardware, as well as petroleum-based products such as resin and binders. The primary materials for our window business include wood, wood components, glass, and hardware, as well as aluminum and vinyl extrusions. Wood components for our window operations are sourced primarily from our own manufacturing plants, which allow us to improve margins and take advantage of our proprietary technologies such as our AuraLast wood treatment process.

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
Seasonality
    In a typical year, our operating results are impacted by seasonality. Historically, peak season for home construction and remodeling in our North America and Europe segments, generally corresponds with the second and third calendar quarters, and therefore our sales volume is usually higher during those quarters. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.
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
We continue to make investments in tools and technologies to enhance the effectiveness of our sales force and improve our customers’ purchasing experience. For example, we are continuing to invest and utilize Salesforce in North America and Europe to enhance our customer relationships and support. We continue to leverage Salesforce for improved data management, service level tracking, Ecommerce, and workflow enhancements. We have also made investments in North America to streamline and automate order management and continue to expand post sales care through our virtual OnSite Applications and service scheduling. In Europe, we have started investments in new door configuration software to improve our customer’s ordering experience with us which will enhance our digital service offering and improve our Net Promoter Score. We believe these investments will increase sales force effectiveness, create pull-through demand, and optimize sales force productivity.
    We believe that our broad product portfolio of both doors and windows in North America is a competitive advantage as it allows us to cross-sell our door and window products to our end customers, many of whom find it more efficient to choose one supplier for their door and window needs on a given project.
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
    Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and create product platforms which enable us to share designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition.
Customers
    We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot, Lowe’s Companies, and Menards in North America; and B&Q, Howdens, and Bauhaus in Europe. We have maintained relationships with the majority of our top ten customers for over 25 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for approximately 43%, 44% and 43% of our net revenues in the years ended December 31, 2023, 2022 and 2021, respectively. The Home Depot, a customer of our North America segment, represents 15%, 16%, and 17% of our consolidated net revenues during the years ended December 31, 2023, 2022, 2021, respectively. Lowe’s Companies, another customer of our North America segment, represents 11%, 11%, and 10% of our consolidated net revenues during the years ended December 31, 2023, 2022, 2021, respectively.

Competition
    The door and window industry is highly competitive and includes a number of regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability, and price. We believe that we are well-positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite, Steves & Sons, Inc. and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite, Therma-Tru (a division of Fortune Brands), Plastpro and Steves & Sons, Inc. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of Cornerstone Building Brands, formerly NCI Building Systems), and Milgard (a division of MI Windows and Doors). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant (a division of Arbonia Group), Viljandi, Masonite, Keyor, Herholz, and Hormann.
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
    Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, KaronaTM, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe.
Environmental, Social, and Governance Matters
Human Capital Management
We believe that the success of our mission is realized by the engagement and empowerment of our employees and we are committed to investing in our people. Our senior leadership team, including our Chief Executive Officer and our Executive Vice President, Chief Human Resources Officer, is responsible for developing and executing our human capital strategy. This includes the attraction, retention, development, and engagement of talent. In addition, our Executive Vice President, Chief Human Resources Officer regularly updates senior management and our Board of Directors on the operation and status of our human capital management.
As of December 31, 2023, we employed approximately 17,700 people. Of our total number of employees, approximately 11,000 are employed in operations included in our North America segment and corporate operations, and approximately 6,700 are employed in operations included in our Europe segment.
    In total, approximately 1,200, or 11%, of our employees in the U.S. and Canada are unionized. Two facilities in the U.S., representing approximately 350 employees, are covered by collective bargaining agreements. In Canada, approximately 68% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.
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

Diversity, Equity, and Inclusion (DE&I)
We believe that a diverse and engaged workforce is a strong competitive advantage and we strive to create an environment where individuals of all backgrounds can fully contribute and maximize their potential. Our employees are encouraged to bring their authentic selves to the workplace and work together to enrich a culture of inclusivity and belonging. Senior leadership teams review their succession plans, as well as their broader workforce demographics, on a regular cadence to ensure underrepresented groups are being offered fair consideration for open roles and internal promotions. As part of our recruitment process, we recruit from historically black colleges and universities, partner with affinity groups, and work with minority owned recruiting firms to help ensure managers are presented with diverse candidate pools for their workforce needs. As part of our human capital strategy, we incorporate mentoring programs, support employee resources groups, and facilitate DE&I training sessions to encourage and promote an inclusive culture.
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
Internal job opportunities are posted for employees to review and our internal mobility philosophy encourages employees to apply for roles after they have passed twelve months on a job. As part of the annual performance management process, managers and employees meet to review goals and performance and discuss actions for ongoing growth and development. The Company continues to invest in its employees through new global learning platforms, content libraries, and additional formal and informal training programs.
Organizational Health
We manage and measure our organizational health with a view to gaining insight into our employees’ experiences, levels of workplace satisfaction, and feelings of engagement within the Company. Organizational health is driven through an “enterprise-guided” approach that includes both global and local initiatives in line with the Company’s overall cultural vision and strategy. We measure organizational health annually through our global employee survey and strive to continually develop our culture and employee engagement. Results of the annual survey are communicated as global themes across the Company, with managers sharing more detailed insights from their areas of the business directly with their teams. The senior leadership team demonstrates their commitment to engagement through transparent communications in town halls and leadership team meetings; they also carry cultural targets on their individual annual goal plans.
Environmental Sustainability
    We strive to conduct our business in a manner that is environmentally sustainable and demonstrates environmental stewardship. Toward that end, we pursue processes that are designed to minimize waste, maximize efficient utilization of materials, and conserve resources, including using recycled and reused materials to produce portions of our products. We are taking steps to mitigate climate change by measuring and reducing our GHG emissions, implementing renewable energy solutions and pursuing efficiency projects. We offer a variety of products that contain pre-consumer recycled content, such as our vinyl windows, aluminum cladding, and window glass. In January 2023, we launched a new primer formula developed by our coatings division designed to decrease volatile organic compounds (“VOC”) emissions in coatings applied to interior door skins. Our U.S. produced pine wood windows and select patio doors and door frames are made from AuraLast® pine, which is a proprietary, water-based wood protection process that results in a decrease of VOCs released during production. In addition, we manufacture many products that meet local green building provisions and top nationally recognized environmental programs. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to further reduce our impact on the environment.
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
In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDEP and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2023 and December, 31, 2022 there was $1.4 million and $2.3 million, respectively in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations at this site decrease and we burn less fuel than currently anticipated, we may not be able to meet such deadlines.
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

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 20, 2024. There are no family relationships among the following executive officers.

Julie C. Albrecht, Executive Vice President and Chief Financial Officer. Ms. Albrecht, age 56, joined the Company as Executive Vice President and Chief Financial Officer in July 2022. Previously, Ms. Albrecht joined Sonoco Products Company in 2017 as Vice President, Treasurer / Assistant Chief Financial Officer before being named Vice President, Chief Financial Officer in which role she served until June 2022. Prior to Sonoco, Ms. Albrecht served as Vice President, Finance, Investor Relations and Treasurer for Esterline Technologies Corporation (acquired by TransDigm in 2019). She began her finance career at PricewaterhouseCoopers. Ms. Albrecht earned a bachelor’s degree in accounting from Wake Forest University.
Peggie Bolan, Vice President and General Manager, North America Building Products and Fiber. Ms. Bolan, age 52, joined the Company in October 2012 as Vice President and General Manager, North American Building Products and Fiber. She is a seasoned executive with experience in sales, marketing and operations. She earned a bachelor’s degree in English from Vanderbilt University.
William J. Christensen, Chief Executive Officer and Director. Mr. Christensen, age 51, joined the Company in April 2022 as Executive Vice President and President, Europe. In December 2022, he was appointed to his current role as Chief Executive Officer and Director of the Company. Prior to joining the Company, Mr. Christensen was Chief Executive Officer and Group Executive Board Chair of REHAU AG, a Swiss-based global manufacturer, from 2018 to 2021. Prior to his appointment as Chief Executive Officer in 2018, Mr. Christensen served as its Chief Marketing Officer. Prior to joining REHAU AG, Mr. Christensen was Chief Executive Officer of AFG Holding, a Swiss-based global building products manufacturer from 2014 to 2015. In addition, he spent ten years at Geberit International AG, a global plumbing manufacturer, in several executive roles including Group Executive Board Member and Head of International Sales, as well as President and Chief Executive Officer of The Chicago Faucets Company. He also served in various finance and business development roles at J.P. Morgan Securities and Rieter Automotive Systems. Mr. Christensen earned a bachelor’s degree in economics from Rollins College and an MBA from the University of Chicago’s Booth School of Business.
James S. Hayes, Executive Vice President, General Counsel and Corporate Secretary. Mr. Hayes, age 51, joined the Company in August 2018 as Vice President, Deputy General Counsel. In August 2022, he was promoted to Senior Vice President, Deputy General Counsel and Corporate Secretary. He was appointed to his current role in June 2023. Mr. Hayes leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Mr. Hayes earned a bachelor’s degree in English and history from Emory University and a law degree from Villanova University School of Law.
Daniel Jacobs, Vice President and General Manager, North America Windows. Mr. Jacobs, age 38, joined the Company in September 2008 as a Sales Representative and was promoted to Sales Manager in 2010. He has held roles of increasing responsibility as a National Account Manager and Director of National Accounts from 2010 to 2016. In December 2016, Mr. Jacobs was promoted to Director of Product Management. He was promoted to Vice President and General Manager, Exterior Doors in June 2020 until May 2022 and was promoted to his current role in May 2022. Mr. Jacobs earned a bachelor’s degree in economics from Rollins College.
Michael Leon, Senior Vice President and Chief Accounting Officer. Mr. Leon, age 43, joined the Company as Senior Vice President and Chief Accounting Officer in March 2023. Prior to joining the Company, Mr. Leon was the Chief Accounting Officer and Corporate Controller at Sealed Air, a global provider of packaging solutions, from June 2018 to March 2023, where he was also the Assistant Corporate Controller from December 2014 to June 2018. Mr. Leon earned a master’s degree in accounting from the University of South Carolina.
Kevin C. Lilly, Executive Vice President, Global Transformation. Mr. Lilly, age 63, joined the Company as Senior Vice President and Chief Information Officer in February 2019 and was promoted to Executive Vice President and Chief Information Officer in July 2022. Mr. Lilly served as the Company’s Interim Chief Executive Officer from August 2022 until December 2022 when he was named Executive Vice President, Global Transformation. Mr. Lilly leads the Company’s enterprise transformation initiatives and has responsibility for the global information technology organization. Prior to joining the Company, he served as Vice President of IT at Trane Technologies (formerly Ingersoll Rand) from 2011 to 2019. Previously, he was VP and Chief Information Officer for AGCO Corporation and served in a number of IT and finance positions of increasing responsibility for global companies including KPMG, Xerox, Delphi Automotive, General Motors, and EDS. Mr. Lilly earned a bachelor’s degree in business administration from Houghton College and attended the executive graduate program at the Thunderbird School of Global Management.
Wendy Livingston, Executive Vice President, Chief Human Resources Officer. Ms. Livingston, age 50, joined the Company as Executive Vice President, Chief Human Resources Officer in June 2023. Prior to joining the Company, Ms. Livingston was the Chief People Officer for Spreetail, a multinational e-commerce company, from August 2022 to June 2023 and the Senior Vice President and Chief Human Resources Officer for Harsco Corporation (now Enviri Corporation), a global environmental services company, from August 2020 to August 2022. She held leadership roles of increasing responsibility at The Boeing Company, a global aerospace company, from 1996 to 2020, including interim Senior Vice President, Human Resources in 2020 and Vice President, Corporate Human Resources from 2017 to 2020. Ms. Livingston earned a bachelor’s degree in business administration from Peru State College, a master’s degree in human resource management from Lindenwood University and is certified by the Society for Human Resource Management.
Matthew Meier, Executive Vice President, Chief Digital and Information Officer. Mr. Meier, age 51, joined the Company as Executive Vice President, Chief Digital and Information Officer in January 2024. Previously, he was Executive Vice President, Chief Digital and Data Officer at Driven Brands Holding, Inc., an automotive services company, from October 2021 to January 2024. Prior to joining Driven Brands, Mr. Meier was employed at Whirlpool Corporation, a manufacturer of home appliances, as the Vice President, Global Technology Value Streams from 2020 to 2021 and as Vice President, Chief Information Officer from 2016 to 2020. Mr. Meier earned a bachelor’s degree in industrial engineering from Purdue University, a master’s degree in information systems management from Carnegie Mellon University and an MBA from the Massachusetts Institute of Technology Sloan School of Management.
Daniel Valenti, Executive Vice President and General Manager, North America Doors & Distribution. Mr. Valenti, age 46, joined the Company as Executive Vice President and General Manager, North America Doors & Distribution in January 2024. Previously, Mr. Valenti was employed at Whirlpool Corporation, a manufacturer of home appliances, as the Senior Vice President and General Manager, KitchenAid Small Appliances from September 2018 to December 2023. Mr. Valenti earned a bachelor’s degree in business administration from the University of North Carolina at Chapel Hill.
Gustavo Vianna, Executive Vice President and President, Europe. Mr. Vianna, age 55, joined the Company as Executive Vice President and President, Europe in January 2024. Prior to joining the Company, Mr. Vianna was employed at Aliaxis Group SA, a global manufacturer of advanced fluid management solutions, as Chief Executive Officer, EMEA from November 2020 to September 2022 and as Chief Business Officer from September 2019 to November 2020. Previously, he was the Chief Executive Officer, Pipe Business for Saint-Gobain Europe du Nord, a manufacturer and distributor of construction materials, from September 2016 to February 2019. Mr. Vianna earned a bachelor’s degree in electrical engineering from Pontifical Catholic University and a master’s degree in business administration from Fundacão Getúlio Vargas.

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
Negative trends in overall business, financial market, and economic conditions globally or in the regions where we operate may reduce demand for our doors and windows, which is tied to activity levels in the R&R and new residential and non-residential construction end markets. In particular, the following factors may have a direct impact on our business in the regions where our products are marketed and sold:
•the strength of the economy;
•employment rates, consumer confidence, and spending rates;
•the availability and cost of credit;
•interest rate fluctuations (including mortgage and credit card interest rates) and the availability of financing for our customers and consumers;
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
The ability of consumers to finance home construction and improvements is affected by the ability of consumers to procure third-party financing and the interest rates available for home mortgages, credit card debt, home equity or other lines of credit, and other sources of third-party financing. Negative business, financial market, and economic conditions, including rising inflation, interest rates and difficulty for consumers to procure financing, globally and within the industries or regions we compete in may materially and adversely affect demand for or costs to produce our products which could have a material adverse effect on our business, financial condition, and results of operations.
A decline in our relationships with our key customers, the amount of products they purchase from us, or a decline in our key customers’ financial condition could have a material adverse effect on our business, financial condition, and results of operations.
Our business depends on our relationships with our key customers, which consist mainly of wholesale distributors and retail home centers. Our top ten customers together accounted for approximately 43%, 44% and 43% of our net revenues in the years ended

December 31, 2023, 2022 and 2021, respectively. The Home Depot, a customer of our North America segment, represents 15%, 16%, and 17% of our consolidated net revenues during the years ended December 31, 2023, 2022, and 2021, respectively. Lowe’s Companies, another customer of our North America segment, represents 11%, 11%, and 10% of our consolidated net revenues during the years ended December 31, 2023, 2022, and 2021, respectively. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. We generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve or maintain profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes and could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Failure to compete effectively and any decrease in demand for our products could have a material adverse effect on our business, financial condition, and results of operations.
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
Failure to implement our strategic cost reduction and productivity initiatives could adversely impact our business, financial condition, and results of operations.
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including our productivity, cost reduction, and global footprint rationalization initiatives. We cannot guarantee the successful implementation of these initiatives and related strategies throughout the geographic regions in which we operate or that such implementation will improve our operating results. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and asset related charges. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
A disruption in our operations due to natural disasters, unstable geopolitical conditions or armed conflicts could have a material adverse effect on our business, financial condition, and results of operations.
We operate facilities worldwide. We have facilities located in areas that are vulnerable to hurricanes, earthquakes, wildfires, and other natural disasters. In the event that a hurricane, earthquake, natural disaster, fire, pandemic, or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, and results of operations.
In addition, our operations may be interrupted by armed conflicts, terrorist attacks or other acts of violence or war. These attacks may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately have a material adverse effect on our business, financial condition, and results of operations. Political and economic instability in some regions of the world may also negatively impact the global economy and, therefore, our business. For instance, instabilities in the Middle East and the ongoing conflict between Russia and Ukraine, including sanctions imposed on Russia, has had and could continue to have an adverse impact on our business, such as shortages in materials and heightened inflation on materials, freight, and other variable costs, such as utilities. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets. They could also result in economic recessions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.
We may not identify or effectively respond to consumer needs, expectations, or trends in a timely fashion, which could adversely affect our relationship with customers, our reputation, the demand for our brands, products, and services, and our market share.
Our business is subject to changing consumer and industry trends, demands and preferences that we must continually anticipate and adapt to, such as the increasing use of technology by our customers. Consumers are increasingly using the internet and mobile technology to research home improvement products and to inform and provide feedback on their purchasing and ownership experience for these products. Trends towards online purchases could impact our ability to compete as we currently sell a significant portion of our products through retail home centers, wholesale distributors, and building products dealers.
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
We continually review our manufacturing operations to address market changes and to implement efficiencies presented by past acquisitions. Effects of periodic manufacturing integrations, realignments, and cost savings programs have in the past and could in the future result in a decrease in our short-term earnings, cash flows, and operating efficiency until the expected results are achieved. Such programs may include the consolidation, integration, and upgrading of facilities, functions, systems, and procedures. Such programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure that we will achieve all of our cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our operations could experience disruption, and our business, financial condition, and results of operations could be materially and adversely affected.
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
We have operations in North America and Europe. In the year ended December 31, 2023, our North America segment accounted for approximately 73% of net revenues and our Europe segment accounted for approximately 27% of net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
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
•the imposition of, or increases in, currency exchange controls; and
•potential inflation and interest rate fluctuation in applicable non-U.S. economies.
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
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2023, 34% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness.
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
Generally, we may seek to acquire businesses that broaden our existing product lines and service offerings or expand our geographic reach. There can be no assurance that we will be able to identify suitable acquisition candidates or that our acquisitions or investments in other businesses will be successful. We may also seek to divest business that do not align with our goal to streamline and simplify our operations. These acquisitions or investments in other businesses may also involve risks, many of which may be unpredictable and beyond our control, and which may have a material adverse effect on our business, financial condition, and results of operations, including risks related to:
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
While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic has lessened since 2021, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus, or another health-related emergency will not emerge. Any worsening of the pandemic or a new health-related emergency and their effects on the economy could have an adverse impact on our business, financial condition, and results of operations.
Risks Relating to Labor and Supply Chain
Prices and availability of raw materials, freight, energy and other critical inputs we use to manufacture our products are subject to fluctuations due to inflation and other factors, and we may be unable to pass along to our customers the effects of any price increases.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, freight, energy and other inputs. Prices and availability of our critical inputs fluctuate for a variety of reasons beyond our control, many of which cannot be anticipated with any degree of reliability. The reasons for these fluctuations include, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, inflation, political unrest and instability, such as the ongoing military conflict between Russia and Ukraine and instabilities in the Middle East, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Our most significant raw materials include logs and lumber, vinyl extrusions, glass, steel, and aluminum, each of which has been subject to periods of rapid and significant fluctuations in price. Changes in the prices of critical inputs have, and may continue to have, a material adverse effect on our business, financial condition, and results of operations.
The U.S. has imposed tariffs on certain products imported into the U.S. from China, as well as tariffs on certain steel and aluminum products imported from certain countries, and could impose additional tariffs or trade restrictions. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increasing the price of domestically sourced materials, including, in particular, steel and aluminum. Impositions of tariffs by other countries could also impact pricing and availability of raw materials. As another example, as global demand for key chemicals increases, the limited number of suppliers and investment in greater supply capacity drives increased global pricing. Additionally, anti-dumping and countervailing duty trade cases could impact our business and results of operations. While we believe our exposure to the potential increased costs of these tariffs and duties is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful.
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
Some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. The current conflict between Russia and Ukraine has, and may continue to, affect the price of oil and natural gas throughout the world and impact the availability of energy supplies and other inputs at our manufacturing sites, particularly in Europe.

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
We have experienced impacts to our supply chain from economic and geopolitical uncertainties, including the ongoing military conflict between Russia and Ukraine, which have resulted in delays in receiving materials, manufacturing downtime, increased backlogs, and delayed out-bound freight. Although less severe than prior years, we have continued to experience adverse effects of supply chain disruptions in 2023 and may continue to in the future.
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
Our financial performance is affected by the availability of qualified personnel and the cost of labor. We have employees in the U.S. and Canada that are unionized workers, and the majority of our workforce in other countries belong to work councils or are otherwise subject to labor agreements. U.S. and Canada employees represented by these unions are subject to collective bargaining agreements that are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net revenues and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
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

Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and unfunded liability included in our consolidated financial statements as of December 31, 2023 for our U.S. pension plan were approximately $283.9 million and $4.3 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2023, our foreign defined benefit plans had unfunded pension liabilities of approximately $27.0 million.
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
We rely on the accuracy, capacity, and security of digital technologies, including information systems, infrastructure, and cloud applications, some of which are managed or hosted by third party service providers, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the internet, including via devices and applications connected to the internet, and through email attachments and persons with access to these information systems could result in vulnerabilities and loss of and/or unauthorized access to confidential information. The use of generative artificial intelligence (“AI”) in our internal systems may create new vulnerabilities. Because generative AI is a new field, understanding of security risks and protection methods continues to develop. We have experienced and could continue to experience cybersecurity incidents, such as attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information, some of which have been, and may continue to be, successful. If our IT systems or those managed or hosted by third party service providers are breached, or cease to function as anticipated, we could suffer interruptions or inefficiencies in our operations, harm to our reputation, or misappropriation of proprietary or confidential information, including personal information. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products.
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
Domestic and foreign regulations, legislation and government policy, including those applicable to general business operations, could increase the costs of operating our business and adversely affect our business.
We are subject to a variety of regulation, legislation and government policies from U.S. and foreign governmental authorities relating to wage requirements, employee benefits, and other matters. While it is not possible to predict whether and when any changes to the federal or administrative landscape will occur, changes at the local, state, and federal level could significantly impact our business. For example, changes in local minimum or living wage requirements, rights of employees to unionize, healthcare regulations, and other requirements relating to employee benefits could increase our labor costs, which would in turn increase our cost of doing business. In addition, our international operations are subject to laws applicable to foreign operations, trade protection measures, foreign labor relations, differing intellectual property rights, privacy regulations, other legal and regulatory constraints, and currency regulations of the countries or regions in which we currently operate or where we may operate in the future. These factors may restrict the sales of, or increase costs of, manufacturing and selling our products.
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
Legal, regulatory or stakeholder preferences regarding climate change and Environmental, Social, and Governance (“ESG”) matters could have an adverse impact on the Company’s business and results of operations.
Concerns over the long-term effects of climate change have led to, and may continue to lead to, governmental efforts around the world to mitigate those effects. We will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns, which may have an impact on our business, from the demand for our customers’ products in various industries to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations and result in costs to us in order to comply with any new laws, regulations or preferences. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term material adverse effect on our business and results of operations.
Heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. There can be no certainty that we will adequately or timely meet stakeholder expectations and reporting requirements, which may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability. The lack of economic and regulatory certainty surrounding ESG may have an adverse impact on our business and results of operations.
Further, we have established and publicly disclosed ESG targets and goals and other sustainability commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to, or perceived to be unable to, meet these targets, goals or commitments, our reputation, business and results of operations may be adversely impacted. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs.
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
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations. For example, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax and an excise tax on corporate stock repurchases. Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
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
Financial information regarding our indebtedness is included in Note 12 - Long-Term Debt to our financial statements included in this Form 10-K.
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
Our Common Stock has been listed for public trading since January 27, 2017. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. Various factors, including those listed in this Item 1A - Risk Factors section, may have a significant impact on the market price of our Common Stock
In addition, broad market and industry factors, including the trading prices of the securities of our publicly traded competitors, may negatively affect the market price of our Common Stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies.
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, to repay debt and potentially repurchase shares, and have no current plans to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Facilities, Senior Notes, Senior Secured Notes, and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our Common Stock, if any, will provide a return to shareholders for the foreseeable future.
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

Item 1B - Unresolved Staff Comments.

None.

Item 1C - Cybersecurity.

Risk Management and Strategy
We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats as part of our overall risk management system and processes. Our cybersecurity risk management processes include the following:
a.We leverage the National Institute of Standards and Technology (“NIST”) framework to help ensure the Company’s risk posture remains in alignment with the Company’s overall risk appetite.
b.The Company utilizes policies, software, training programs, hardware solutions and managed services to protect and monitor our environment, including multifactor authentication on all critical systems, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing, identity and access management systems and 24x7 security operations center.
c.The Company’s approach to managing cybersecurity and digital risk is led by our CIO and CISO. Our CIO is supported by the Company at the highest levels and regularly engages with cross-functional teams at the Company, including Legal, Audit, Finance, Human Resources and Enterprise Risk Management.
d.We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident. Such insurance may be insufficient to cover all losses or all types of claims that may arise.
e.Our cybersecurity team conducts semi-annual cyber awareness training for professional associates using an independent third-party security training provider to educate best practices, policies and responsibilities pertaining to cybersecurity. We also conduct quarterly simulated phishing tests to generate awareness and run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our practices, procedures and technologies.
f.Our cybersecurity incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, communicate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
g.Our cybersecurity team regularly conduct tests of our information security environment and controls through vulnerability scanning, penetration testing and attack simulation testing.
Additionally, our cybersecurity risk management processes include review and assessment by external, independent third parties, who assess the maturity of our cybersecurity program and identify areas for continued focus and improvement. Furthermore, our Legal Department advises the Board about best practices for cybersecurity oversight by the Board, and the evolution of that oversight over time.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. Our cybersecurity team conducts third-party software security reviews for new software products being implemented into our production environments. The Company also has a third-party risk management process that regularly assesses and monitors risks, including cybersecurity, from vendors and suppliers.
See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for information on cybersecurity risks that may materially affect our business strategy, results of operations and financial condition.
Governance
The cybersecurity risk management processes described above are led by our CIO and CISO, each having more than 25 years of information security experience. Our Board, Audit Committee, senior management and the Enterprise Risk Management Committee (a management committee of senior representatives from corporate functions and business lines) devote resources to cybersecurity and risk management processes. The Audit Committee is primarily responsible for the oversight of enterprise risk management and cybersecurity risks, including cybersecurity threats. To fulfill this responsibility, the Audit Committee receives periodic reports from the CIO. These reports include information regarding updates on cybersecurity initiatives, cybersecurity metrics, such as phishing results and attack volume metrics, results of any assessments performed by internal stakeholders or external third-party advisors and updates on cybersecurity trends and insights. The CIO provides a cybersecurity update to the full Board at least annually.

Item 2 - Properties

Our principal executive office is located in Charlotte, North Carolina. We lease administrative office space in Charlotte, North Carolina and in Birmingham, U.K. We also own or lease other properties to support our primary operating activities, including sales offices and administrative office space in Klamath Falls, Oregon.

	Manufacturing	Distribution
North America
United States and Caribbean	38	13
Canada	4	2
	42	15
Europe
United Kingdom	2	—
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	2	—
Denmark	3	—
Latvia	2	—
Estonia	3	—
Finland	2	—
	26	1
Total JELD-WEN	68	16

Item 3 - Legal Proceedings
Information relating to this item is included within Note 25 - Commitments and Contingencies of our financial statements included elsewhere in this Form 10-K.

Item 4 - Mine Safety Disclosures.

    Not applicable.

PART II - OTHER INFORMATION
Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 16, 2024, there were approximately 1,374 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from December 31, 2018 through December 31, 2023, relative to the performance of the Standard & Poor's 500 Index and the Standard & Poor's 1500 Building Products Index. The graph assumes an investment of $100 in our Common Stock and each index on December 31, 2018, and the reinvestment of dividends paid since that date. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the S&P 500 Index,
S & P 1500 Building Products Index

$350
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
JELD-WEN
S&P 500
S&P 1500 Building Products Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
JELD-WEN Holding, Inc.	$100.00	$164.74	$178.47	$185.5	$67.91	$132.86
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 1500 Building Products Index	$100.00	$142.18	$182.48	$267.75	$205.19	$295.93

Equity Compensation Plans
    See Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
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
Item 6 - [Reserved]
Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in Item 1 - Business and Item 1A - Risk Factors in this Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors and included elsewhere in this Form 10-K.
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
Company Overview
We are a leading global designer, manufacturer, and distributor of high performance interior and exterior doors, windows, and related building products, serving the new construction and R&R sectors.
We operate manufacturing and distribution facilities in 15 countries, located primarily in North America and Europe. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have two reportable segments: North America and Europe. Financial information related to our business segments can be found in Note 14 - Segment Information of our financial statements included elsewhere in this Form 10-K.
Divestitures
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”). As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). Assuming customary closing conditions are met and subject to court approval, we believe the divestiture will occur within the next twelve months and qualifies for held for sale accounting. We have reclassified certain assets and liabilities to assets held for sale in the accompanying financial statements. We plan to continue reporting Towanda within our North America operations until the divestiture is finalized. For additional information on the Steves litigation and divestiture, see Note 25 - Commitments and Contingencies of our financial statements included elsewhere in this Form 10-K.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. See Note 2 - Discontinued Operations of our financial statements included elsewhere in this Form 10-K.

Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include Core Revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions and divestitures made within the prior twelve months, and the impact of foreign exchange. Net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact from foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
Product Demand
General business, financial market, and economic conditions globally and in the regions where we operate influence overall demand in our end markets and for our products. In particular, the following factors may have a direct impact on demand for our products in the countries and regions where our products are marketed and sold:
•the strength of the economy;
•employment rates, consumer confidence, and spending rates;
•the availability and cost of credit;
•interest rate fluctuations (including mortgage and credit card interest rates) and the availability of financing for our customers and consumers;
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
•reducing or minimizing increases in material usage and costs through value-added engineering;
•investing in logistics optimization programs to reduce freight costs and increase throughput;
•redesigning our supply chain network to reduce lead times and optimize inventory levels to increase cash flow; and
•reducing warranty costs by improving quality.
We continue to implement our strategic cost-reduction and productivity initiatives to develop the culture and processes of operational excellence and continuous improvement. These cost reduction initiatives, which may include plant closures and consolidations, headcount reductions, and other various initiatives aimed at lowering production and overhead costs, may not produce the intended results within the intended timeframe.
Raw Material Costs
    Commodities such as wood, steel, glass, fiberglass, aluminum and vinyl are major components in the production of our products. Changes in the underlying prices of these commodities have a direct impact on the cost of goods sold. While we attempt to pass on a substantial portion of such cost increases to our customers, we may not be successful in doing so. In addition, our results of operations for individual quarters may be negatively impacted by a delay between the time of raw material cost increases and a corresponding price increase. Conversely, our results of operations for individual quarters may be positively impacted by a delay between the time of a raw material price decrease and a corresponding competitive pricing decrease.
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
Working Capital and Seasonality
Working capital fluctuates throughout the year and is affected by seasonality of sales of our products and of customer payment patterns. The peak season for home construction and remodeling in our North America and Europe segments generally corresponds with the second and third calendar quarters, and therefore our sales volume is usually higher during those quarters. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, our peak season, and working capital decreases starting in the third quarter as inventory levels and accounts receivable decline. Global supply markets and supply chains have been impacted by certain events, resulting in shortages and extended lead times impacting our operations and profitability. We continue to apply a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, seeking alternative sources, utilizing substitute products and leveraging our supplier relationships.
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
Our net revenues are a function of sales volumes and selling prices, each of which is a function of product mix, and consist primarily of:
•sales of a wide variety of interior and exterior doors, including patio doors, for use in residential and non-residential applications, with and without frames, to a broad group of wholesale and retail customers in both of our geographic markets;
•sales of a wide variety of windows for both residential and certain non-residential uses, to a broad group of wholesale and retail customers in North America; and
•other sales, including sales of trim board, glass, hardware and locks, door skins, window screens, and miscellaneous installation and other services. We also sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace.
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
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include wood, wood composites, wood components, steel, glass, internally produced door skins, fiberglass compound, hardware, petroleum-based products such as resin and binders, as well as aluminum and vinyl extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. Material costs also include purchased finished goods. We have and may continue to experience inflation in our material costs, including increased costs for inbound freight, due to supply chain challenges from economic and geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk.
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
Insurance and Benefits, Supervision, and Tax Expenses.
•Insurance and benefit costs are the expenses relating to our insurance programs, health benefits, retirement benefit programs (including the pension plan), and other benefits for employees that are not included in direct labor and benefits costs.

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
Goodwill Impairment
Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit in the year ended December 31, 2022. For more information, refer to Note 6 - Goodwill of our consolidated financial statements included in this Form 10-K.
Restructuring and Asset Related Charges
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
Interest Expense, Net
Interest expense, net relates primarily to interest payments on our credit facilities and debt securities, as well as commitment fees and amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the related facility using the effective interest method. For additional details, see Note 12 - Long-Term Debt of our financial statements for the year ended December 31, 2023 included elsewhere in this Form 10-K.
Other Income, Net
Other income, net, includes income and losses related to various miscellaneous non-operating expenses. For more information, refer to Note 22 - Other Income, Net of our consolidated financial statements included in this Form 10-K.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. For more information, refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.
We present several financial metrics in “Core” terms, such as Core Revenue, which excludes the impact of foreign exchange, acquisitions and divestitures completed in the last twelve months. We believe Core Revenue assists management, investors, and analysts in understanding the organic performance of our operations.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended
	December 31, 2023		December 31, 2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,304,334	100.0%	$4,543,808	100.0%
Cost of sales	3,471,713	80.7%	3,757,888	82.7%
Gross margin	832,621	19.3%	785,920	17.3%
Selling, general and administrative	655,280	15.2%	654,077	14.4%
Goodwill impairment	—	—%	54,885	1.2%
Restructuring and asset related charges	35,741	0.8%	17,622	0.4%
Operating income	141,600	3.3%	59,336	1.3%
Interest expense, net	72,258	1.7%	82,505	1.8%
Loss on extinguishment of debt	6,487	0.2%	—	—%
Other income, net	(25,719)	(0.6)%	(53,433)	(1.2)%
Income from continuing operations before taxes	88,574	2.1%	30,264	0.7%
Income tax expense	63,339	1.5%	18,041	0.4%
Income from continuing operations, net of tax	25,235	0.6%	12,223	0.3%
Gain on sale of discontinued operations, net of tax	15,699	0.4%	—	—%
Income from discontinued operations, net of tax	21,511	0.5%	33,504	0.7%
Net income	$62,445	1.5%	$45,727	1.0%
Consolidated Results
Net Revenues – Net revenues decreased $239.5 million, or 5.3%, to $4,304.3 million in the year ended December 31, 2023 from $4,543.8 million in the year ended December 31, 2022. The decrease was driven by a decrease in Core Revenues of 5% and a nominal impact from foreign exchange. Core Revenues decreased 5% due to a 10% decrease in volume/mix, partially offset by a 5% benefit from price realization.
Gross Margin – Gross margin increased $46.7 million, or 5.9%, to $832.6 million in the year ended December 31, 2023 from $785.9 million in the year ended December 31, 2022. Gross margin as a percentage of net revenues was 19.3% in the year ended December 31, 2023 and 17.3% in the year ended December 31, 2022. The increase in gross margin percentage was due primarily to favorable price/cost, partially offset by accelerated depreciation in North America from reviews of equipment capacity optimization.
SG&A Expense – SG&A expense increased $1.2 million, or 0.2%, to $655.3 million in the year ended December 31, 2023 from $654.1 million in the year ended December 31, 2022. SG&A expense as a percentage of net revenues increased to 15.2% in the year ended December 31, 2023 from 14.4% in the year ended December 31, 2022. The increase in SG&A expense was primarily due to increased performance-based variable compensation expenses and accelerated amortization of an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period, partially offset by decreased labor expenses driven by a reduction in headcount and lower bad debt expense in our North America segment due to improved collections.

Goodwill Impairment – Goodwill impairment charges of $54.9 million in the year ended December 31, 2022 relate to goodwill impairment charges in our Europe reporting unit. For further information, refer to Note 6 - Goodwill of our consolidated financial statements included in this Form 10-K.
Restructuring and Asset Related Charges – Restructuring and asset related charges of $35.7 million in the year ended December 31, 2023 increased 102.8% from $17.6 million in the year ended December 31, 2022. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America segment. For more information, refer to Note 19 - Restructuring and Asset Related Charges of our consolidated financial statements included in this Form 10-K.
Interest Expense, Net – Interest expense, net, decreased $10.2 million, or 12.4%, to $72.3 million in the year ended December 31, 2023 from $82.5 million in the year ended December 31, 2022. The decrease was primarily due to higher interest income from interest rate derivatives, the redemption of our Senior Secured Notes and partial redemption of our Senior Notes, and decreased borrowings on our Revolving Credit Facilities during the year ended December 31, 2023, partially offset by an increase to the cost of borrowing on our variable rate Term Loan Facility.
Loss on Extinguishment of Debt – The $6.5 million loss on extinguishment of debt is related to the redemption of our Senior Secured Notes and partial redemption of our Senior Notes during the year ended December 31, 2023. Refer to Note 12 - Long-Term Debt of our consolidated financial statements included in this Form 10-K.
Other Income, Net – Other income, net decreased $27.7 million, or 51.9%, to $25.7 million in the year ended December 31, 2023 from $53.4 million in the year ended December 31, 2022. Other income, net in the year ended December 31, 2023 primarily consisted of recovery of the JW Australia transition services costs incurred of $8.3 million, income from the refund of deposits from antidumping duties of $7.0 million, an ERC from the U.S. government of $6.1 million, recovery of cost from interest received on impaired notes of $3.5 million, and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million, partially offset by pension expense of $6.5 million and a $4.3 million settlement loss associated with our U.S. defined benefit pension plan. Other income, net in the year ended December 31, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, legal settlement income of $10.5 million, reimbursements from governmental assistance and insurance of $8.0 million, pension income of $4.9 million, credit for overpayments of utility expenses of $2.0 million, and foreign currency gains of $1.0 million.
Income Taxes – Income tax expense was $63.3 million and $18.0 million in the years ended December 31, 2023 and December 31, 2022, respectively. The effective tax rate in the year ended December 31, 2023 was 71.5% compared to 59.6% in the year ended December 31, 2022. The effective tax rate increased primarily due to the impacts of the $32.7 million net valuation allowance recorded in the year ended December 31, 2023, partially offset by the $54.9 million non-deductible goodwill impairment charge recorded for the year ended December 31, 2022 not recorded in the year ended December 31, 2023. For more information, refer to Note 15 - Income Taxes of our consolidated financial statements included in this Form 10-K.
Gain on Sale of Discontinued Operations, net of tax – The $15.7 million gain on sale of discontinued operations, net of tax is related to the July 2, 2023 sale of JW Australia. Refer to Note 2 - Discontinued Operations of our consolidated financial statements included in this Form 10-K.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	December 31, 2022		December 31, 2021
(dollars in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,543,808	100.0%	$4,181,690	100.0%
Cost of sales	3,757,888	82.7%	3,358,773	80.3%
Gross margin	785,920	17.3%	822,917	19.7%
Selling, general and administrative	654,077	14.4%	604,514	14.5%
Goodwill impairment	54,885	1.2%	—	—%
Restructuring and asset related charges	17,622	0.4%	2,556	0.1%
Operating income	59,336	1.3%	215,847	5.2%
Interest expense, net	82,505	1.8%	76,788	1.8%
Other income, net	(53,433)	(1.2)%	(13,241)	(0.3)%
Loss on extinguishment of debt	—	—%	1,342	—%
Income before taxes	30,264	0.7%	150,958	3.6%
Income tax expense	18,041	0.4%	19,636	0.5%
Income from continuing operations, net of tax	12,223	0.3%	131,322	3.1%
Income from discontinued operations, net of tax	33,504	0.7%	37,500	0.9%
Net income	$45,727	1.0%	$168,822	4.0%
Consolidated Results
Net Revenues – Net revenues increased $362.1 million, or 8.7%, to $4,543.8 million in the year ended December 31, 2022 from $4,181.7 million in the year ended December 31, 2021. The increase was due to an improvement in Core Revenues of 12%, partially offset by a 4% adverse impact from foreign exchange. Core Revenues increased due to a 13% benefit from price realization and unfavorable volume/mix of 1%.
Gross Margin – Gross margin decreased $37.0 million, or 4.5%, to $785.9 million in the year ended December 31, 2022 from $822.9 million in the year ended December 31, 2021. Gross margin as a percentage of net revenues was 17.3% in the year ended December 31, 2022 and 19.7% in the year ended December 31, 2021. The decrease in gross margin percentage was due primarily to the timing differences between increased input costs and our pricing actions in our end markets.
SG&A Expense – SG&A expense increased $49.6 million, or 8.2%, to $654.1 million in the year ended December 31, 2022 from $604.5 million in the year ended December 31, 2021. SG&A expense as a percentage of net revenues decreased to 14.4% in the year ended December 31, 2022 from 14.5% in the year ended December 31, 2021. The increase in SG&A expense was primarily due to increased variable compensation expenses, self-insurance costs, and sales and marketing expenses, partially offset by decreased legal and professional fees.
Goodwill Impairment – Goodwill impairment charges of $54.9 million in the year ended December 31, 2022 relate to goodwill impairment charges for our Europe reporting unit. For further information, refer to Note 5 - Goodwill of our consolidated financial statements included in this Form 10-K.
Restructuring and Asset Related Charges – Restructuring and asset related charges increased $15.1 million, or 589.4%, to $17.6 million in the year ended December 31, 2022 from $2.6 million in the year ended December 31, 2021. The increase in restructuring charges is primarily due to strategic transformation initiatives, cost savings, and footprint rationalization activities in our North America and Europe segments as well as changes to the management structure to align with our operations. For more information, refer to Note 19 - Impairment and Asset Related Charges of our consolidated financial statements included in this Form 10-K.
Interest Expense, Net – Interest expense, net, increased $5.7 million, or 7.4%, to $82.5 million in the year ended December 31, 2022 from $76.8 million in the year ended December 31, 2021. The increase was primarily due to an increase to the cost of borrowing on our Term Loan Facility and increased borrowings on the ABL Facility, partially offset by interest income from interest rate derivatives in the in the year ended December 31, 2022 and higher interest income earned on cash balances.
Other Income, Net – Other income, net increased $40.2 million, or 303.5%, to $53.4 million in the year ended December 31, 2022 from $13.2 million in the year ended December 31, 2021. Other income, net in the year ended December 31, 2022 primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, legal settlement income of $10.5 million, reimbursements from governmental assistance and insurance of $8.0 million, pension income of $4.9 million, a credit for overpayments of utility expenses of $2.0 million, and foreign currency gains of $1.0 million. Other income, net in the year ended December 31, 2021 primarily consisted of foreign currency gains of $7.1 million and reimbursements from governmental pandemic assistance relating to COVID-19 and insurance of $3.2 million.
Loss on Extinguishment of Debt – The $1.3 million loss on extinguishment of debt is related to an amendment of our Term Loan Facility during the year ended December 31, 2021. Refer to Note 12 - Long-Term Debt of our consolidated financial statements included in this Form 10-K.
Income Taxes – Tax expense was $18.0 million and $19.6 million in the years ended December 31, 2022 and December 31, 2021, respectively. The effective tax rate in the year ended December 31, 2022 was 59.6% compared to 13.0% in the year ended December 31, 2021. The increase in the effective tax rate in the year ended December 31, 2022 was primarily due to the non-deductible goodwill impairment charge of $54.9 million. For more information, refer to Note 15 - Income Taxes of our consolidated financial statements included in this Form 10-K.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset related charges; other facility closure, consolidation, and related costs and adjustments; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (income) loss; and other special items. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments in our continuing operations, organized and managed principally by geographic region: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$175,980	$(3,335)	$172,645	$(147,410)	$25,235
Income tax expense (benefit)(1)	79,210	44,095	123,305	(59,966)	63,339
Depreciation and amortization(2)	79,900	30,185	110,085	24,911	134,996
Interest expense, net	4,713	3,224	7,937	64,321	72,258
Special items:(3)
Net legal and professional expenses and settlements	946	3,726	4,672	23,512	28,184
Restructuring and asset-related charges	29,207	5,738	34,945	796	35,741
Other facility closure, consolidation, and related costs and adjustments	(5)	2,242	2,237	—	2,237
M&A related costs	759	—	759	5,816	6,575
Net loss (gain) on sale of property and equipment	1,223	(5,101)	(3,878)	(6,645)	(10,523)
Loss on extinguishment of debt	—	—	—	6,487	6,487
Share-based compensation expense	5,121	1,890	7,011	10,466	17,477
Pension settlement charge	4,349	—	4,349	—	4,349
Non-cash foreign exchange transaction/translation (income) loss	(261)	1,628	1,367	(772)	595
Other special items	1,047	(2,837)	(1,790)	(4,721)	(6,511)
Adjusted EBITDA from continuing operations	$382,189	$81,455	$463,644	$(83,205)	$380,439
(1)Income tax expense in our Europe segment includes an increase in valuation allowance against net operating loss carryforwards of $30.0 million. Refer to Note 15 - Income Taxes of our consolidated financial statements for further information.
(2)North America depreciation and amortization expense includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization. Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period.
(3)For the definitions of the Special items listed above, refer to Note 14 - Segment Information of our consolidated financial statements included in this Form 10-K.

	Year Ended December 31, 2022
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$260,590	$(50,796)	$209,794	$(197,571)	$12,223
Income tax expense(1)	6,963	3,307	10,270	7,771	18,041
Depreciation and amortization	69,427	31,139	100,566	12,566	113,132
Interest expense, net	4,011	6,193	10,204	72,301	82,505
Special items:(2)
Net legal and professional expenses and settlements	12	1,674	1,686	(1,973)	(287)
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset-related charges	7,338	6,042	13,380	4,242	17,622
Other facility closure, consolidation, and related costs and adjustments	2,587	16,304	18,891	—	18,891
M&A related costs	736	—	736	9,016	9,752
Net (gain) loss on sale of property and equipment	(8,397)	354	(8,043)	7	(8,036)
Share-based compensation expense	4,870	2,729	7,599	6,978	14,577
Non-cash foreign exchange transaction/translation loss	148	876	1,024	11,413	12,437
Other special items	4,600	1,618	6,218	(3,113)	3,105
Adjusted EBITDA from continuing operations	$352,885	$74,325	$427,210	$(78,363)	$348,847
(1)Income tax expense in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 14 - Segment Information of our financial statements included in this Form 10-K.

	Year Ended December 31, 2021
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$255,975	$66,596	$322,571	$(191,249)	$131,322
Income tax expense (benefit)(1)	5,704	16,980	22,684	(3,048)	19,636
Depreciation and amortization	72,095	32,855	104,950	11,405	116,355
Interest expense, net	6,080	9,282	15,362	61,426	76,788
Special items:(2)
Net legal and professional expenses and settlements	1,450	563	2,013	13,585	15,598
Restructuring and asset-related charges, net	1,200	1,453	2,653	(97)	2,556
Other facility closure, consolidation, and related costs and adjustments	—	2,326	2,326	—	2,326
M&A related costs	664	375	1,039	4,167	5,206
Net loss (gain) on sale of property and equipment	1,589	584	2,173	(87)	2,086
Loss on extinguishment of debt	—			1,342	1,342
Share-based compensation expense	5,472	2,096	7,568	12,420	19,988
Non-cash foreign exchange transaction/translation gain	(51)	(10,108)	(10,159)	(262)	(10,421)
Other special items	2,703	4,290	6,993	2,999	9,992
Adjusted EBITDA from continuing operations	$352,881	$127,292	$480,173	$(87,399)	$392,774
(1)Income tax benefit in Corporate and unallocated costs includes the tax impact of U.S. Operations.
(2)For the definitions of the Special items listed above, refer to Note 14 - Segment Information of our financial statements included in this Form 10-K.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended
(amounts in thousands)	December 31, 2023	December 31, 2022
Net revenues from external customers			% Variance
North America	$3,123,056	$3,259,353	(4.2)%
Europe	1,181,278	1,284,455	(8.0)%
Total Consolidated	$4,304,334	$4,543,808	(5.3)%
Percentage of total consolidated net revenues
North America	72.6%	71.7%
Europe	27.4%	28.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$382,189	$352,885	8.3%
Europe	81,455	74,325	9.6%
Corporate and unallocated costs	(83,205)	(78,363)	6.2%
Total Consolidated	$380,439	$348,847	9.1%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	12.2%	10.8%
Europe	6.9%	5.8%
Total Consolidated	8.8%	7.7%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 14 - Segment Information of our financial statements included in this Form 10-K.
North America
Net revenues in North America decreased $136.3 million, or 4.2%, to $3,123.1 million in the year ended December 31, 2023 from $3,259.4 million in the year ended December 31, 2022. The decrease was primarily due to a decrease in Core Revenues of 4.0%. Core Revenues decreased due to an 8% unfavorable volume/mix driven by weakened market demand, partially offset by a 4% benefit from price realization.
Adjusted EBITDA from continuing operations in North America increased $29.3 million to $382.2 million, or 8.3%, in the year ended December 31, 2023 from $352.9 million in the year ended December 31, 2022. The increase was primarily due to favorable price/cost and positive productivity, partially offset by unfavorable volume/mix and higher SG&A. The increase in SG&A was primarily driven by increased performance-based variable compensation and the impact of inflation on labor expenses, partially offset by a reduction in bad debt expense due to improved collections. Additionally, a decrease in other income, net, was primarily driven by net pension expense in the current period compared to gains in the same period last year, partially offset by income recognized for a refund of deposits for antidumping duties and an ERC during the year ended December 31, 2023.
Europe
Net revenues in Europe decreased $103.2 million, or 8.0%, to $1,181.3 million in the year ended December 31, 2023 from $1,284.5 million in the year ended December 31, 2022. The decrease was primarily due to a decrease in Core Revenues of 9%. Core Revenues decreased due to unfavorable volume/mix of 15% primarily due to market softness across the region, partially offset by a 7% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $7.1 million, or 9.6%, to $81.5 million in the year ended December 31, 2023 from $74.3 million in the year ended December 31, 2022. The increase was primarily due to favorable productivity and positive price/cost, partially offset by unfavorable volume/mix.
Corporate and unallocated costs
Corporate and unallocated costs increased by $4.8 million, or 6.2%, to $83.2 million in the year ended December 31, 2023, from $78.4 million in the year ended December 31, 2022. The increase in cost is primarily due to losses on foreign exchange transactions in the current period compared to gains in the same period last year, and a reduction in the recovery of cost from interest received on impaired notes, partially offset by lower labor costs due to reduced headcount.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Year Ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Net revenues from external customers			% Variance
North America	$3,259,353	$2,829,240	15.2%
Europe	1,284,455	1,352,450	(5.0)%
Total Consolidated	$4,543,808	$4,181,690	8.7%
Percentage of total consolidated net revenues
North America	71.7%	67.7%
Europe	28.3%	32.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$352,885	$352,881	—%
Europe	74,325	127,292	(41.6)%
Corporate and Unallocated costs	(78,363)	(87,399)	(10.3)%
Total Consolidated	$348,847	$392,774	(11.2)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	10.8%	12.5%
Europe	5.8%	9.4%
Total Consolidated	7.7%	9.4%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 14 - Segment Information to our financial statements included in this Form 10-K.
North America
Net revenues in North America increased $430.1 million, or 15.2%, to $3,259.4 million in the year ended December 31, 2022 from $2,829.2 million in the year ended December 31, 2021. The increase was primarily due to an increase in Core Revenues of 15%. Core Revenues increased due to a 14% benefit from price realization mostly related to significant cost inflation, and positive volume/mix of 1%.
Adjusted EBITDA in North America remained relatively consistent at $352.9 million in the year ended December 31, 2022 from $352.9 million in the year ended December 31, 2021. While Adjusted EBITDA increased slightly primarily driven by improved volume/mix and productivity, the increase was offset by higher SG&A expenses.
Europe
Net revenues in Europe decreased $68.0 million, or 5.0%, to $1,284.5 million in the year ended December 31, 2022 from $1,352.5 million in the year ended December 31, 2021. The decrease was primarily due to a 12% adverse impact from foreign exchange, partially offset by an increase in Core Revenues of 7%. Core Revenues increased due to a 11% benefit from price realization mostly related to significant cost inflation, partially offset by lower volume/mix of 4%.
Adjusted EBITDA in Europe decreased $53.0 million, or 41.6%, to $74.3 million in the year ended December 31, 2022 from $127.3 million in the year ended December 31, 2021. The decrease was primarily due to lower volume/mix, higher SG&A expenses, and negative price/cost, partially offset by improved productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased in the year ended December 31, 2022 by $9.0 million, or 10.3%, compared to the year ended December 31, 2021 primarily due to the recovery of cost from interest received on impaired notes, a gain on foreign exchange transactions, reduced legal and professional fees, and insurance recoveries, partially offset by increased variable compensation and self-insurance costs in the current periods.

Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and our Senior Notes. We place a strong emphasis on cash flow generation, which includes an operating discipline focused on working capital management. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials that have long delivery lead times, as we work through prior shipments and take delivery of new orders.
As of December 31, 2023, we had total liquidity (a non-GAAP measure) of $750.6 million, consisting of $288.3 million in unrestricted cash, $462.3 million available for borrowing under the ABL Facility, compared to total liquidity of $575.2 million as of December 31, 2022 (on a continuing operations basis and excluding JW Australia). The increase in total liquidity was primarily due to both higher cash balances and lower borrowings on our ABL Facility at December 31, 2023 compared to December 31, 2022.
As of December 31, 2023, our cash balances, including $0.8 million of restricted cash, consisted of $72.9 million in the U.S. and $216.3 million in non-U.S. subsidiaries. The company repatriated $21.8 million and $132.8 million from non-U.S. subsidiaries during the year ended December 31, 2023 and December 31, 2022, respectively. The Company utilized cash repatriated from non-U.S. subsidiaries to repay a portion of the outstanding ABL Facility during the year ended December 31, 2022. Based on our current and forecasted level of operations and seasonality of our business, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100 basis point decrease in interest rates would have reduced our interest expense by $10.8 million in the year ended December 31, 2023. A 100 basis point increase in interest rates would have increased our interest expense by $10.8 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, we have significant contractual obligations and commitments as of December 31, 2023 relating to the following:
•Long-term debt and interest obligations – As of December 31, 2023 our outstanding debt balance was $1,232.8 million. See Note 12- Long-Term Debt of our consolidated financial statements for additional details regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2023, taking into account scheduled maturities and amortization payments. As of December 31, 2023, we estimate interest payments of $72.9 million due in 2024 and $179.6 million due in 2025 and thereafter.
•Finance and operating lease obligations – As of December 31, 2023, our remaining contractual commitments for finance and operating leases was $192.7 million. See Note 8 - Leases of our consolidated financial statements for additional details regarding the timing of expected future payments.
•Purchase obligations – As of December 31, 2023, we have purchase obligations of $26.7 million due in 2024 and $28.1 million due in 2025 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.

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
On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in year ended December 31, 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
In January 2024, we amended the Term Loan Facility to lower the applicable margin for replacement term loans, remove certain provisions no longer relevant to the parties, and make certain other technical amendments related to related conforming changes. Pursuant to the amendment, replacement term loans bear interest at SOFR plus a margin of 1.75% to 2.00% depending on JWI’s corporate credit ratings, compared to a margin of 2.00% to 2.25% under the previous amendment. All other material terms and conditions of the Term Loan Agreement were unchanged.
As of December 31, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 12 - Long-Term Debt of our consolidated financial statements for additional details.
Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended
(amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash provided by (used in):
Operating activities	$345,188	$30,337	$175,666
Investing activities	279,174	(67,030)	(92,361)
Financing activities	(563,157)	(120,014)	(401,209)
Effect of changes in exchange rates on cash and cash equivalents	7,074	(19,315)	(21,800)
Net change in cash and cash equivalents	$68,279	$(176,022)	$(339,704)
(1) Cash flow information is inclusive of cash flows from JW Australia as discontinued operations through the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash provided by operating activities increased $314.9 million to a $345.2 million source of cash in the year ended December 31, 2023 compared to a $30.3 million source of cash in the year ended December 31, 2022. The increase in cash provided by operating activities was primarily due to a $342.5 million improvement in net cash provided by our working capital accounts. Cash flow provided by Inventory was $193.1 million favorable compared to the year ended December 31, 2022, primarily driven by demand planning that drove lower inventory days on hand, which mitigated inflation on raw materials. Cash flow provided by Accounts receivable, net of $90.6 million was favorable in the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily due to decreased sales, partially offset by slightly deteriorated days sales outstanding. Cash flow provided by Accounts payable was $58.8 million favorable compared to the year ended December 31, 2022, which was primarily due to lower raw material inflation on purchases in the current year as compared to prior year, partially offset by demand planning that drove moderated purchasing.
Net cash provided by operating activities decreased $145.3 million to a $30.3 million source of cash in the year ended December 31, 2022 compared to a $175.7 million source of cash in the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily due to increased working capital and decreased earnings in the year ended December 31, 2022, partially offset by non-recurrence of legal settlements paid in 2021.

Cash Flow from Investing Activities
Net cash provided by (used in) investing activities improved to a $279.2 million source of cash in the year ended December 31, 2023 compared to a $67.0 million use of cash in the year ended December 31, 2022, primarily driven by $365.6 million in net proceeds (payments) related to the sale of JW Australia, partially offset by an increase in capital expenditures of $18.7 million and a decrease in cash received from the recovery of cost from interest received on impaired notes of $10.4 million.
Net cash used in investing activities decreased $25.3 million to a $67.0 million use of cash in the year ended December 31, 2022 compared to a $92.4 million use of cash in the year ended December 31, 2021 primarily due to cash received from the recovery of cost from interest received on impaired notes of $14.0 million, an increase in cash received from the sale of property and equipment, and a reduction in capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities increased $443.1 million to $563.2 million in the year ended December 31, 2023 compared to $120.0 million in the year ended December 31, 2022, primarily due to net debt payments and payments of debt extinguishment costs of $561.3 million in the year ended December 31, 2023 compared to net debt borrowings of $12.7 million in the year ended December 31, 2022, partially offset by the non-recurrence of repurchases of our Common Stock of $132.0 million in the year ended December 31, 2022.
Net cash used in financing activities decreased $281.2 million to $120.0 million in the year ended December 31, 2022 compared to $401.2 million in the year ended December 31, 2021, primarily due to a decrease of $191.7 million in repurchases of our Common Stock and net debt borrowings of $12.7 million in the year ended December 31, 2022, compared to net debt payments and payments of debt extinguishment cost of $86.1 million in the year ended December 31, 2021.
Holding Company Status
We are a holding company that conducts all of our operations through subsidiaries, and we rely on dividends or advances from our subsidiaries to fund the holding company. The majority of our operating income is derived from JWI, our main operating subsidiary. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our Credit Facilities and Senior Notes.
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of December 31, 2023 was $889.6 million.

Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 1 - Description of Company and Summary of Significant Accounting Policies of our consolidated financial statements. Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Acquisitions
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the fair value of the acquired assets exceeds the purchase price the difference is recorded as a bargain purchase in other income, net. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. As a result, during the measurement period, which may be up to one year from the acquisition date, material adjustments must be reflected in the comparative consolidated financial statements in the period in which the adjustment amount is determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Newly acquired entities are included in our results from the date of their respective acquisitions.
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

Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. Prior to 2023, the estimated fair values of reporting units were derived using only an income approach (implied fair value measured on a non-recurring basis using level 3 inputs). Beginning in 2023, the estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using a number of factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit is based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying amount of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
During the year ended 2022, we identified three reporting units for the purpose of conducting our goodwill impairment assessment: North America, Europe and Australasia. After the divestiture of our Australasia reporting unit in the third quarter of 2023, we identified two reporting units: North America and Europe. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
We performed our annual impairment assessment during the fourth quarter of 2023 using a quantitative analysis for our North America and Europe reporting units. No indication of goodwill impairment was identified. We determined that the fair value of our North America reporting unit would have to decline significantly to be considered for potential impairment. We determined the fair value of our Europe reporting unit would have to decline by approximately 3% to be considered for potential impairment. Keeping all other assumptions consistent, an increase in the discount rate of 1% would result in the carrying amount exceeding fair value by approximately 1% for our Europe reporting unit.
As further described below, we recorded an impairment of goodwill for our Europe reporting unit during the third quarter of 2022. Following this partial impairment, the reporting unit’s carrying amount equaled the fair value. We believe that our Europe reporting unit is at risk of impairment in the near term if the reporting unit’s operating performance does not improve in line with management’s expectations, or if there is a change in the long-term outlook for the business or in other factors, such as the discount rate. The current goodwill impairment analysis for our Europe reporting unit incorporates mid-to-low market outlook growth assumptions and realization of certain improvement plans.
During the quarter ended September 24, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within our North America and Europe reporting units. These factors included the macroeconomic environment in each region including increasing interest rates, persistent inflation, and operational inefficiencies attributable to ongoing global supply chain disruptions, the continuing geopolitical environment in Europe associated with the conflict between Russia in Ukraine, and foreign exchange fluctuations. These factors have negatively impacted our business performance. Based upon the results of our interim impairment analysis, we concluded that the carrying amount of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined that our North America reporting unit was not impaired.
We performed our annual impairment assessment during the fourth quarter of 2022 and 2021 using a quantitative analysis for each of our reporting units. No indication of goodwill impairment was identified.
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
    We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2023 and December 31, 2022. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
The Company continues to monitor and evaluate legislative developments related to the Global Anti-Base Erosion Proposal (“GloBE”) established by the Organization of Economic Cooperation and Development’s (“OECD”) Pillar Two framework. Several countries in which the Company’s subsidiaries operate have adopted those rules into legislation. The Company continues to evaluate impacts as further guidance is released.
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
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and free cash flow, each as reported over the applicable three-year performance period and is adjusted based upon a market condition measured by our relative total shareholder return (“TSR”) over the applicable three-year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021 and thereafter, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three-year performance targets on return on invested capital (“ROIC”) and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
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
The discount rate used to determine the benefit obligations was computed through a projected benefit cash flow model. This approach determines the discount rate as the rate that equates the present value of the cash flows (determined using that single rate) to the present value of the cash flows where each cash flows' present value is determined using the spot rates from the WTW RATE: Link 10:90 Yield Curve.
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 5.05% at December 31, 2023 from 5.39% at December 31, 2022. Lowering the discount rate by 0.25% would increase the U.S. pension and post-retirement obligation at December 31, 2023 by approximately $7.2 million and would decrease estimated fiscal year 2024 pension expense by approximately $0.1 million. Increasing the discount rate by 0.25% would decrease the U.S. pension and post-retirement obligation at December 31, 2023 by approximately $6.9 million and would increase estimated fiscal year 2024 pension expense by approximately $0.3 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 1% increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2024 net periodic pension expense by approximately $2.7 million.
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
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to risk that our earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates, interest rates and commodity prices. We maintain risk management controls and policies to monitor these risks and take appropriate risk mitigation actions. We use certain derivative instruments, when available on a cost-effective basis, to hedge our underlying economic exposures. For additional information on our financial instruments and hedging strategies, See Note 23 – Derivative Financial Instruments of our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Form 10-K.
Exchange Rate Risk
    We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. The exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2023 compared to the year ended December 31, 2022 reflected, on average, the U.S. dollar strengthened against the Canadian dollar 4% and weakened against the Euro by 3%, respectively. Exchange rates had a nominal impact on our consolidated net revenues and Adjusted EBITDA from continuing operations, respectively, in the year ended December 31, 2023 as compared to an adverse impact of (4%) and of (3%) on our consolidated net revenues and Adjusted EBITDA from continuing operations, respectively, in the year ended December 31, 2022.
We cannot be certain that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.

We use short-term foreign currency forward contracts to mitigate the impact of foreign exchange fluctuations on consolidated earnings. As of December 31, 2023, we held foreign currency derivative contracts, with a total notional amount of $95.9 million in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We have foreign currency derivative contracts, with a total notional amount of $140.1 million, to manage the risks of foreign currency gains and losses on intercompany loans and interest. We also used foreign currency derivative contracts, with a total notional amount of $28.9 million as of December 31, 2023, to mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars. We do not use derivative financial instruments for trading or speculative purposes.
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
Interest Rate Risk
    We are exposed to interest rate market risk in connection with our long-term debt, some of which is based upon floating interest rates. To manage our interest rate risk, we may enter into interest rate derivatives, such as interest rate swaps, caps, or collars when we deem it to be appropriate. We do not use derivative financial instruments for trading or other speculative purposes and are not a party to any leveraged derivative instruments. Our net exposure to interest rate risk would primarily be based on the difference between outstanding variable rate debt and the notional amount of any interest rate derivatives. We assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We monitor interest rate risk attributable to our outstanding debt obligations, involving the use of analytical techniques to determine the potential impact of interest rate volatility on future interest payments.
Raw Materials Risk
    Our major raw materials include wood, wood composites, wood components, steel, glass, internally produced door skins, fiberglass compound, hardware, petroleum-based products such as resin and binders, as well as aluminum and vinyl extrusions. Prices of these materials can fluctuate significantly in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, there is no assurance that we can maintain margins in an environment of rising commodity prices. See Item 1A- Risk Factors - Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations and we may be unable to pass along to our customers the effects of any price increases.
    We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. Also, from time to time, we enter into derivatives to hedge commodity price fluctuations that are immaterial to the consolidated financial statements. For more information about our derivative asset and liabilities, refer to Note 23 - Derivative Financial Instruments of our audited consolidated financial statements included in this Form 10-K. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
    The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
    The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8- Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B - Other Information
(c) During the year ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C - Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. The other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be held on April 25, 2024, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
Item 11 - Executive Compensation
    The information required by this item is incorporated by reference to the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
    The following table sets forth information with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,935,257(2)	$20.42	3,428,568(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,935,257	$20.42	3,428,568

(1)Excludes RSUs and PSUs, which have no exercise price.

(2)Consists of shares underlying 1,452,819 stock options, 2,224,642 RSUs, and 257,796 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.

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

PART IV
Item 15 - Exhibits and Financial Statement Schedules
1. Financial Statements
The financial statements are set forth under Item 8 - Financial Statements and Supplementary Data of this Form 10-K.
2. Financial Statement Schedules
All financial statements and schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
4.1	Description of Securities.	10-K	001-38000	4.1	February 22, 2022
4.2	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including for of Note).	8-K	001-38000	4.1	December 14, 2017
4.3	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.4	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.5	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	10-K	001-38000	4.9	February 23, 2021
4.6	Indenture, dated as of May 4, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent (including form of Notes).	8-K	001-38000	4.1	May 5, 2020
4.7	First Supplemental Indenture, dated September 24, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, to the Senior Secured Notes Indenture, dated May 4, 2020, among Milliken Millwork, Inc., subsidiaries of JELD-WEN, Inc., and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.1	November 3, 2020
4.8	Second Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and WilmingtonTrust, National Association, as Trustee and Notes Collateral Agent.	10-K	001-38000	4.12	February 23, 2021
4.9	Pledge and Security Agreement, dated as of May 4, 2020, among JELD-WEN, Inc., JELD-WEN Holding, Inc., the other grantors party thereto and Wilmington Trust, National Association, as notes collateral agent.	8-K	001-38000	4.2	May 5, 2020
4.10	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.11	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD_WEN, Inc., the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent.	10-Q	001-38000	10.2	August 2, 2021
10.8	Amendment No. 7 to Credit Agreement, dated as of June 15, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-38000	10.1	June 16, 2023
10.9	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.10	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.11	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.12	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.13	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.14	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.15	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	10-Q	001-38000	10.3	August 2, 2021
10.16	Amendment No. 7 to Term Loan Credit Agreement, dated as of June 16, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.2	June 16, 2023

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	Amendment No. 8 to Term Loan Credit Agreement, dated as of January 19, 2024, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.1	January 19, 2024
10.18	Share Sale Agreement, dated April 17, 2023, by and between JW International Holdings, Inc. and Aristotle Holding III Pty Limited	8-K	001-38000	2.1	April 18, 2023
10.19+	JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan, dated January 30, 2017.	10-Q	001-38000	10.14	May 12, 2017
10.20+	Form of Nonstatutory Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.7	December 16, 2016
10.21+	Form of Nonstatutory Class B-1 Common Stock Option Agreement under JELD-WEN Holding, Inc. Amended and Restated Stock Incentive Plan.	S-1/A	333-211761	10.8	December 16, 2016
10.22+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-K	001-38000	10.18	February 22, 2022
10.23+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-Q	001-38000	10.2	April 30, 2021
10.24+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.20	February 22, 2022
10.25+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.21	February 22, 2022
10.26*+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.27*+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.28*+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.
10.29*+	JELD-WEN Holding, Inc. 2024 Management Incentive Plan
10.30+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.31+	Form of Separation Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	September 24, 2022
10.32+	Amendment to Executive Employment Agreement between JELD-WEN, Holding, Inc. and Kevin C. Lilly, effective August 3, 2022.	10-Q	001-38000	10.2	September 24, 2022
10.33+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	August 5, 2020
10.34	The JELD-WEN Deferred Compensation Plan, effective April 1, 2022	8-K	001-38000	10.1	February 18, 2022
19.1*	Securities Trading and Disclosure Policy
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.	10-K	001-38000	22.1	February 22, 2022
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	JELD-WEN Holding, Inc. Incentive Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16 - Form 10-K Summary
    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Julie Albrecht
Julie Albrecht
Executive Vice President and Chief Financial Officer

Date: February 20, 2024

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julie Albrecht and James Hayes, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Christensen	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
William J. Christensen
/s/ Julie Albrecht	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Julie Albrecht
/s/ Michael Leon	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Michael Leon
/s/ David Nord	Chair	February 20, 2024
David Nord
/s/ Catherine A. Halligan	Director	February 20, 2024
Catherine Halligan
/s/ Michael F. Hilton	Director	February 20, 2024
Michael F. Hilton
/s/ Tracey I. Joubert	Director	February 20, 2024
Tracey I. Joubert
/s/ Cynthia Marshall	Director	February 20, 2024
Cynthia Marshall
/s/ Suzanne Stefany	Director	February 20, 2024
Suzanne Stefany

Signature	Title	Date
/s/ Bruce Taten	Director	February 20, 2024
Bruce Taten
/s/ Roderick C. Wendt	Director	February 20, 2024
Roderick C. Wendt
/s/ Steven E. Wynne	Director	February 20, 2024
Steven E. Wynne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Europe Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $390.2 million as of December 31, 2023, and the goodwill associated with the Europe reporting unit was $207.8 million. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Management estimates the fair value of reporting units using the income and market approaches. Under the income approach, the fair value of a reporting unit is based on discounted cash flow analysis that contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Europe reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, expected EBITDA margins, the discount rate, capital expenditures, and the terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Europe reporting unit. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the Europe reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, expected EBITDA margins, the discount rate, capital expenditures, and the terminal growth rate. Evaluating management’s assumptions related to revenue growth rates, expected EBITDA margins, and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 20, 2024

We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(amounts in thousands, except share and per share data)	2023	2022	2021
Net revenues	$4,304,334	$4,543,808	$4,181,690
Cost of sales	3,471,713	3,757,888	3,358,773
Gross margin	832,621	785,920	822,917
Selling, general and administrative	655,280	654,077	604,514
Goodwill impairment (Note 6)	—	54,885	—
Restructuring and asset related charges (Note 19)	35,741	17,622	2,556
Operating income	141,600	59,336	215,847
Interest expense, net (Note 21)	72,258	82,505	76,788
Loss on extinguishment of debt (Note 12)	6,487	—	1,342
Other income, net (Note 22)	(25,719)	(53,433)	(13,241)
Income from continuing operations before taxes	88,574	30,264	150,958
Income tax expense (Note 15)	63,339	18,041	19,636
Income from continuing operations, net of tax	25,235	12,223	131,322
Gain on sale of discontinued operations, net of tax (Note 2)	15,699	—	—
Income from discontinued operations, net of tax (Note 2)	21,511	33,504	37,500
Net income	$62,445	$45,727	$168,822

Weighted average common shares outstanding (Note 17):
Basic	84,995,515	86,374,499	96,563,155
Diluted	85,874,035	87,075,176	98,371,142
Net income per share from continuing operations
Basic	$0.30	$0.14	$1.36
Diluted	$0.29	$0.14	$1.33
Net income per share from discontinued operations
Basic	$0.44	$0.39	$0.39
Diluted	$0.43	$0.38	$0.38
Net income per share
Basic	$0.73	$0.53	$1.75
Diluted	$0.73	$0.53	$1.72

Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Net income	$62,445	$45,727	$168,822
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $2,301, $1,502, and $(4,096), respectively	45,859	(71,811)	(77,904)
Interest rate hedge adjustments, net of tax (benefit) expense of $(4,076), $3,268, and $1,302, respectively	(12,159)	9,668	3,850
Defined benefit pension plans, net of tax expense of $3,287, $4,104, and $13,226, respectively	13,624	13,255	39,001
Total other comprehensive income (loss), net of tax	47,324	(48,888)	(35,053)
Comprehensive income (loss)	$109,769	$(3,161)	$133,769

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$288,312	$164,475
Restricted cash	835	1,463
Accounts receivable, net (Note 3)	516,674	531,232
Inventories (Note 4)	481,451	594,471
Other current assets	71,507	73,485
Assets held for sale (Note 20)	135,563	125,748
Current assets of discontinued operations (Note 2)	—	204,732
Total current assets	1,494,342	1,695,606
Property and equipment, net (Note 5)	644,242	642,004
Deferred tax assets (Note 15)	150,453	182,161
Goodwill (Note 6)	390,170	381,953
Intangible assets, net (Note 7)	123,910	148,106
Operating lease assets, net (Note 8)	146,931	128,993
Other assets	30,077	25,778
Non-current assets of discontinued operations (Note 2)	—	296,760
Total assets	$2,980,125	$3,501,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$269,322	$286,978
Accrued payroll and benefits (Note 9)	132,550	107,002
Accrued expenses and other current liabilities (Note 10)	233,796	247,901
Current maturities of long-term debt (Note 12)	36,177	34,093
Liabilities held for sale (Note 20)	7,064	6,040
Current liabilities of discontinued operations (Note 2)	—	104,612
Total current liabilities	678,909	786,626
Long-term debt (Note 12)	1,190,075	1,712,790
Unfunded pension liability (Note 26)	26,502	31,109
Operating lease liability (Note 8)	121,993	105,068
Deferred credits and other liabilities (Note 13)	104,831	95,936
Deferred tax liabilities (Note 15)	7,170	7,862
Non-current liabilities of discontinued operations (Note 2)	—	38,422
Total liabilities	2,129,480	2,777,813
Commitments and contingencies (Note 25)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,309,220 and 84,347,712 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	853	843
Additional paid-in capital	752,171	734,853
Retained earnings	192,931	130,486
Accumulated other comprehensive loss	(95,310)	(142,634)
Total shareholders’ equity	850,645	723,548
Total liabilities and shareholders’ equity	$2,980,125	$3,501,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2023		December 31, 2022		December 31, 2021
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,347,712	$843	90,193,550	$902	100,806,068	$1,008
Shares issued for exercise/vesting of share-based compensation awards	1,069,969	11	1,128,181	11	1,011,439	10
Shares repurchased	—	—	(6,848,356)	(69)	(11,564,009)	(115)
Shares surrendered for tax obligations for employee share-based transactions	(108,461)	(1)	(125,663)	(1)	(59,948)	(1)
Balance at period end	85,309,220	$853	84,347,712	$843	90,193,550	$902
Additional paid-in capital
Balance at beginning of period		$735,526		$720,124		$691,360
Shares issued for exercise/vesting of share-based compensation awards		552		1,998		10,174
Shares surrendered for tax obligations for employee share-based transactions		(1,637)		(2,764)		(1,619)
Amortization of share-based compensation		18,403		16,168		20,209
Balance at period end		752,844		735,526		720,124
Employee stock notes
Balance at beginning of period		(673)		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—		—
Balance at period end		(673)		(673)		(673)
Balance at period end		$752,171		$734,853		$719,451
Retained earnings
Balance at beginning of period		$130,486		$215,611		$371,462
Shares repurchased		—		(130,852)		(324,673)
Net income		62,445		45,727		168,822
Balance at period end		$192,931		$130,486		$215,611
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(142,634)		$(93,746)		$(58,693)
Foreign currency adjustments		45,859		(71,811)		(77,904)
Unrealized (loss) gain on interest rate hedges		(12,159)		9,668		3,850
Net actuarial pension gain		13,624		13,255		39,001
Balance at period end		$(95,310)		$(142,634)		$(93,746)

Total shareholders’ equity at period end		$850,645		$723,548		$842,218

The accompanying notes are an integral part of these Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(amounts in thousands)	December 31, 2023	December 31, 2022	2021
OPERATING ACTIVITIES
Net income	$62,445	$45,727	$168,822
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	140,192	131,754	137,247
Deferred income taxes	31,735	(4,394)	(14,973)
Net (gain) loss on disposition of assets	(10,472)	(7,969)	1,979
Goodwill impairment	—	54,885	—
Adjustment to carrying value of assets	7,862	2,375	2,076
Amortization of deferred financing costs	2,614	3,150	3,175
Loss on extinguishment of debt	6,487	—	1,001
Gain on sale of discontinued operations	(23,982)	—	—
Stock-based compensation	18,403	16,168	20,209
Amortization of U.S. pension expense	480	1,798	9,092
Recovery of cost from interest received on impaired notes	(3,514)	(13,953)	—
Other items, net	(7,439)	24,597	3,804
Net change in operating assets and liabilities:
Accounts receivable	10,862	(79,692)	(91,920)
Inventories	119,560	(73,575)	(134,482)
Other assets	11,595	(4,875)	(14,575)
Accounts payable and accrued expenses	(21,548)	(58,615)	70,184
Change in short-term and long-term tax liabilities	(92)	(7,044)	14,027
Net cash provided by operating activities	345,188	30,337	175,666
INVESTING ACTIVITIES
Purchases of property and equipment	(98,332)	(83,217)	(83,603)
Proceeds from sale of property and equipment	16,751	11,871	3,166
Purchase of intangible assets	(12,550)	(9,003)	(16,090)
Proceeds (payments) related to the sale of JW Australia(1)	365,555	—	—
Recovery of cost from interest received on impaired notes	3,514	13,953	—
Cash received for notes receivable	261	94	4,166
Cash received from insurance proceeds	5,115	—	—
Change in securities for deferred compensation plan	(1,140)	(728)	—
Net cash provided by (used in) investing activities	279,174	(67,030)	(92,361)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(561,338)	12,729	(86,051)
Common stock issued for exercise of options	563	2,009	10,184
Common stock repurchased	—	(131,987)	(323,722)
Payments to tax authorities for employee share-based compensation	(1,638)	(2,765)	(1,620)
Payments related to the sale of JW Australia	(744)	—	—
Net cash used in financing activities	(563,157)	(120,014)	(401,209)
Effect of foreign currency exchange rates on cash	7,074	(19,315)	(21,800)
Net increase (decrease) in cash and cash equivalents	68,279	(176,022)	(339,704)
Cash, cash equivalents and restricted cash, beginning	220,868	396,890	736,594
Cash, cash equivalents and restricted cash, ending	$289,147	$220,868	$396,890
Balances included in the Consolidated Balance Sheets:
Cash, cash equivalents, and restricted cash	$289,147	$165,938	$344,062
Cash and cash equivalents included in current assets of discontinued operations	—	54,930	52,828
Cash and cash equivalents at end of period	$289,147	$220,868	$396,890
For further information see Note 27 - Supplemental Cash Flow.
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
We have facilities primarily located in the U.S., Canada, and Europe. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe.
Our revenues are affected by the level of new housing starts, residential and non-residential building construction, and repair and remodeling activity in each of our markets. Our sales typically follow seasonal new construction and repair and remodeling industry patterns. The peak season for home construction and remodeling in many of our markets generally corresponds with the second and third calendar quarters, and therefore, sales volume is typically higher during those quarters. Our first and fourth quarter sales volumes are generally lower due to reduced repair and remodeling activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in certain areas of our geographic end markets.
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
Share Repurchases – On July 27, 2021, the Board of Directors increased the authorization under our existing share repurchase program to a total of $400.0 million with no expiration date. On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of December 31, 2023, there have been no share repurchases under this program.
We did not repurchase shares of our Common Stock during the year ended December 31, 2023. During the years ended December 31, 2022 and December 31, 2021, we paid $132.0 million and $323.7 million, respectively, to repurchase 6,848,356 and 11,564,009 shares of our Common Stock, respectively.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided for tax relief, along with other stimulus measures, including a provision that allowed employers to defer the remittance of the employer portion of social security tax relating to 2020. The Company deferred $20.9 million of the employer portion of social security tax in 2020, all of which was paid in the year ended December 31, 2022. The CARES Act also included a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. During the year ended December 31, 2023, we recorded an ERC from the

U.S. government of $6.1 million in other income, net in the accompanying consolidated statements of operations. The balance is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2023.
Segment Reporting – Our reportable segments are organized and managed principally by geographic region: North America and Europe. We report all other business activities in Corporate and unallocated costs. We consider the following factors in determining the reportable segments: the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information regularly reviewed by the CODM, and information presented to the Board of Directors and investors. No operating segments have been aggregated for our presentation of reportable segments.
Cash and Cash Equivalents – We consider all highly-liquid investments purchased with an original or remaining maturity at the date of purchase of ninety days or less to be cash equivalents. Our cash management system is designed to maintain zero bank balances at certain banks. Checks written and not presented to these banks for payment are reflected as book overdrafts and are a component of accounts payable.
Restricted Cash – Restricted cash consists primarily of cash required to meet certain bank guarantees.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2023 and December 31, 2022. We maintain allowances for credit losses resulting from the inability of our customers to make required payments. We estimate the allowance for credit losses based on quantitative and qualitative factors associated with the credit risk of our accounts receivable, including historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has concluded.
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
Notes Receivable – Notes receivable are recorded at their net realizable value. The balance consists primarily of installment notes and affiliate notes. The allowance for credit losses is based upon credit risks, historical loss trends, and specific reviews of delinquent notes. We write off uncollectible note receivables against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has been concluded. Current maturities and interest, net of short-term allowance are reported as other current assets.
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 1 to 3 years, and are included in SG&A expense in the accompanying consolidated statements of operations and was $3.9 million in 2023, $1.4 million in 2022, and $3.0 million in 2021.
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
Property and Equipment – Property and equipment are recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives. Replacements, maintenance, and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. Upon sale or retirement of property or equipment, cost and related accumulated depreciation are removed from the accounts and any gain or loss is charged to income and included in SG&A expense in the accompanying statements of operations.
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
Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize indefinite-lived intangible assets, but test for impairment annually, or when indications of potential impairment exist. For intangible assets other than goodwill, if the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No impairments were identified during the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
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
We have elected not to recognize an ROU asset and lease liability for leases with an initial term of twelve months or less as well as any lease covering immaterial assets. We recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payments that are dependent on usage, output, or may vary for other reasons, are excluded from lease payments in the measurement of the ROU asset and lease liability, and accordingly are recognized as lease expense in the period the obligation for those payments is incurred. We combine lease and non-lease components for all agreements, with the exception of building leases.

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
Goodwill – Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Current accounting guidance provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. Prior to 2023, the estimated fair values of reporting units were derived using only an income approach (implied fair value measured on a non-recurring basis using level 3 inputs). Beginning in 2023, the estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using a number of factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit is based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, and terminal growth rates. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying amount of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as a loss of one or more significant customers, decline in the demand for our products due to changing economic conditions, or failure to control cost increases above what can be recouped in sale price increases. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
We identified two reporting units for the purpose of conducting our goodwill impairment review: North America and Europe and applied a quantitative approach to both reporting units. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
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
Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2023, December 31, 2022 and December 31, 2021, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow or net investment hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. Cash flows from all derivative instruments, including those not designated as hedging instruments, are classified in the same category as the cash flows from the item being hedged.
At the inception of a fair value, cash flow hedge or net investment hedge we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. See Note 24 - Fair Value of Financial Instruments for additional information on the fair value of our derivative assets and liabilities.
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
Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold (see Note 11 - Warranty Liability). Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. Advertising and promotion expenses included in SG&A expenses were $30.1 million in 2023, $27.1 million in 2022, and $25.8 million in 2021.
Net Interest Expense and Extinguishment of Debt Costs – We record debt extinguishment costs separately from interest expense, net within the consolidated statements of operations.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet. We do not have any non-current taxes receivable or payable at December 31, 2023 or December 31, 2022.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which extended the relief provisions under Topic 848 through December 31, 2024. In May 2020, we elected the expedient within ASC 848 which allowed us to assume that our hedged interest payments were probable of occurring regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allowed for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. We elected to assess effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on a hypothetical derivative matched the reference rate on the hedging instrument. In June 2023, we executed amendments to our Term Loan Facility, ABL Facility and interest rate derivative agreements to replace LIBOR with a Term SOFR based rate. These contract amendments did not have a material impact on our consolidated financial statements. Refer to Note 12 - Long-Term Debt and Note 23 - Derivative Financial Instruments for further information.
Recent Accounting Standards Not Yet Adopted – In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The guidance will not have an impact on our financial positions and results of operations. We are currently evaluating the impact of this guidance on the Company’s disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We have not elected to early adopt this standard. The guidance will not have an impact on our financial positions and results of operations. We are currently evaluating the impact of this guidance on the Company’s disclosures.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.

Note 2. Discontinued Operations

On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”), for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts (refer to Note 23 - Derivative Financial Instruments for further information). We recorded a net gain on the sale of JW Australia of $15.7 million, net of taxes. The net gain on sale includes $30.3 million of cumulative translation adjustments losses and $1.0 million of accumulated net actuarial pension losses reclassified from other comprehensive income. The net gain on sale also includes a $10.2 million loss recorded in the fourth quarter of 2023 in estimated taxes directly related to the sale transaction and return to provision true ups for the period in which we owned JW Australia.
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
Subsequent to the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. As of December 31, 2023, we had a liability of approximately $8.2 million relating to these matters, of which $6.1 million is included in accrued expenses and other current liabilities and the remaining is included in deferred credits and other liabilities in our consolidated balance sheet. The Company has determined the impact of the continuing involvement is insignificant to our consolidated financial statements.

The following is a summary of the major categories of assets and liabilities of JW Australia that had been reflected as held for sale in the period preceding the divestiture at:

(amounts in thousands)	December 31, 2022
ASSETS
Cash and cash equivalents	$54,930
Accounts receivable, net	72,516
Inventories	71,984
Other current assets	5,302
Current assets of discontinued operations	$204,732

Property and equipment, net	$120,482
Deferred tax assets	13,019
Goodwill	78,552
Intangible assets, net	43,999
Operating lease assets, net	38,887
Other assets	1,821
Non-current assets of discontinued operations	$296,760

LIABILITIES
Accounts payable	$33,704
Accrued payroll and benefits	26,635
Accrued expenses and other current liabilities	43,975
Current maturities of long-term debt	298
Current liabilities of discontinued operations	$104,612

Long-term debt	$448
Unfunded pension liability	4,396
Operating lease liability	30,754
Deferred credits and other liabilities	1,962
Deferred tax liabilities	862
Non-current liabilities of discontinued operations	$38,422
The balances of the assets and liabilities of JW Australia as of the divestiture date of July 2, 2023 did not materially change from the balances as of July 1, 2023 disclosed in our Form 10-Q for the second quarter of 2023.
Components of amounts reflected in the consolidated statements of operations related to discontinued operations for the years ended December 31 were as follows:

(amounts in thousands)	2023	2022	2021
Net revenues	$301,876	$611,048	$610,737
Cost of sales	211,575	451,542	458,387
Gross margin	90,301	159,506	152,350
Selling, general and administrative	62,263	112,015	100,378
Restructuring and asset related charges	—	611	394
Operating income	28,038	46,880	51,578
Interest (income) expense, net	(685)	(445)	778
Other income, net	(2,274)	(1,448)	(2,604)
Income from discontinued operations before taxes	30,997	48,773	53,404
Income tax expense	9,486	15,269	15,904
Income from discontinued operations, net of tax	$21,511	$33,504	$37,500

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

	For the Years Ended December 31,
(amounts in thousands)	2023	2022	2021
Depreciation and amortization	$5,196	$18,622	$20,892
Capital expenditures	6,229	7,746	5,492
Share-based incentive compensation	926	1,591	221
Provision for bad debt	5,062	392	86
Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, including historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but do require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral. Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2023 and December 31, 2022.
The following is a roll forward of our allowance for credit losses as of December 31:

(amounts in thousands)	2023	2022	2021
Balance as of January 1,	$(15,429)	$(9,472)	$(12,107)
Charges to income (expense)	1,870	(7,287)	957
Write-offs	2,466	941	1,423
Currency translation	(172)	389	255
Balance at period end	$(11,265)	$(15,429)	$(9,472)
The decrease in the allowance for credit losses during 2023 was primarily due to improved collections experience and an improved portfolio of aged receivables.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	2023	2022
Raw materials	$404,360	$481,388
Work in process	21,141	28,295
Finished goods	84,608	108,880
Provision for obsolete or excess inventory	(28,658)	(24,092)
Total inventories	$481,451	$594,471
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Note 5. Property and Equipment, Net

(amounts in thousands)	2023	2022
Land improvements	$30,350	$31,606
Buildings	459,516	445,321
Machinery and equipment	1,386,819	1,343,119
Total depreciable assets	1,876,685	1,820,046
Accumulated depreciation	(1,322,129)	(1,255,747)
	554,556	564,299
Land	28,262	28,939
Construction in progress	61,424	48,766
Total property and equipment, net	$644,242	$642,004
We recorded accelerated depreciation of our plant and equipment of $7.4 million, $0.7 million and $2.0 million during the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, within restructuring and asset related charges in the accompanying consolidated statements of operations. For more information, refer to Note 19 - Restructuring and Asset Related Charges.
During the twelve months ended December 31, 2023, we recorded $9.1 million of accelerated depreciation resulting from reviews of our North America equipment capacity optimization. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $7.9 million and a decrease of $14.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Depreciation expense was recorded as follows:

(amounts in thousands)	2023	2022	2021
Cost of sales	$89,396	$80,235	$81,518
Selling, general and administrative	5,191	5,376	6,158
Total depreciation expense	$94,587	$85,611	$87,676
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Balance as of December 31, 2021	$182,645	$278,668	$461,313
Impairment	—	(54,885)	(54,885)
Currency translation	(376)	(24,099)	(24,475)
Balance as of December 31, 2022	$182,269	$199,684	$381,953
Currency translation	143	8,074	8,217
Balance as of December 31, 2023	$182,412	$207,758	$390,170
During the third quarter of 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred within our North America and Europe reporting units. These factors included the macroeconomic environment in each region including increasing interest rates, persistent inflation, and operational inefficiencies attributable to ongoing global supply chain disruptions, the continuing geopolitical environment in Europe associated with the conflict between Russia and Ukraine, and foreign exchange fluctuations. These factors have negatively impacted our business performance. Based upon the results of our interim impairment analysis, we concluded that the carrying amount of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, for the year ended December 31, 2022, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined our North America reporting unit was not impaired.

We performed our annual impairment assessments during the fourth quarter of each period presented in our accompanying consolidated statement of operations. At each respective assessment date, we quantitatively determined that the fair values of our North America and Europe reporting units exceeded their net carrying amounts and no goodwill impairment charge was recorded. As of the fourth quarter of 2023, we determined that the fair value of our North America reporting unit would have to decline significantly to be considered for potential impairment, and determined the fair value of our Europe reporting unit would have to decline by approximately 3% to be considered for potential impairment.
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$123,713	$(84,281)	$39,432
Software	113,429	(58,424)	55,005
Trademarks and trade names	32,148	(10,802)	21,346
Patents, licenses and rights	12,666	(4,539)	8,127
Total amortizable intangibles	$281,956	$(158,046)	$123,910

	December 31, 2022
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$121,461	$(73,182)	$48,279
Software	108,611	(36,231)	72,380
Trademarks and trade names	31,789	(9,000)	22,789
Patents, licenses and rights	9,942	(5,284)	4,658
Total amortizable intangibles	$271,803	$(123,697)	$148,106
We recorded accelerated amortization of $14.1 million during the year ended December 31, 2023 related to an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations. We expect to record an additional $14.1 million of accelerated amortization related to this ERP through the second quarter of 2024.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $0.7 million and a decrease of $2.1 million for the year ended December 31, 2023 and December 31, 2022, respectively.
Amortization expense was recorded as follows:

(amounts in thousands)	2023	2022	2021
Amortization expense	$36,523	$26,141	$25,678

Estimated future amortization expense:

(amounts in thousands)
2024	$34,383
2025	15,662
2026	14,222
2027	13,806
2028	12,484
Thereafter	33,353
$123,910

Note 8. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment.
Lease ROU assets and liabilities at December 31 were as follows:

(amounts in thousands)	Balance Sheet Location	2023	2022
Assets:
Operating	Operating lease assets, net	$146,931	$128,993
Finance	Property and equipment, net (1)	6,994	3,612
Total lease assets		$153,925	$132,605
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$32,477	$31,152
Finance	Current maturities of long-term debt	2,407	1,486
Noncurrent:
Operating	Operating lease liability	121,993	105,068
Finance	Long-term debt	4,801	2,167
Total lease liability		$161,678	$139,873
(1)    Finance lease assets are recorded net of accumulated depreciation of $5.1 million and $3.7 million as of December 31, 2023 and December 31, 2022, respectively.
During the years ended December 31, 2023 and December 31, 2022, we obtained $52.5 million and $13.3 million in right-of-use assets, respectively, in exchange for operating lease liabilities, primarily relating to manufacturing equipment.
During the years ended December 31, 2023 and December 31, 2022, we obtained $5.4 million and $0.6 million in right-of-use assets, respectively, in exchange for finance lease liabilities.
The components of lease expense for the years ended December 31 were as follows:

(amounts in thousands)	2023	2022	2021
Operating	$41,942	$42,616	$42,518
Short term	13,324	13,816	13,560
Variable	6,571	7,287	6,400
Low value	1,600	1,723	1,554
Finance	313	139	178
Total lease costs	$63,750	$65,581	$64,210

	2023	2022
Weighted average remaining lease terms (years):
Operating	5.7	6.1
Finance	4.1	2.9
Weighted average discount rate:
Operating	5.6%	4.8%
Finance	6.4%	3.5%

Future minimum lease payment obligations under operating and finance leases are as follows:

	December 31, 2023
(amounts in thousands)	Operating Leases (1)	Finance Leases	Total
2024	$41,934	$2,597	$44,531
2025	39,229	1,752	40,981
2026	27,503	1,445	28,948
2027	22,031	1,322	23,353
2028	17,447	682	18,129
Thereafter	36,481	239	36,720
Total lease payments	184,625	8,037	192,662
Less: Interest	30,155	829	30,984
Present value of lease liability	$154,470	$7,208	$161,678
(1)    Operating lease payments include $5.8 million related to options to extend lease terms that are reasonably certain of being exercised.
Note 9. Accrued Payroll and Benefits

(amounts in thousands)	2023	2022
Accrued bonuses and commissions	$45,742	$18,911
Accrued vacation	31,510	31,921
Accrued payroll	30,018	30,304
Accrued payroll taxes	13,898	11,560
Other accrued benefits	10,072	13,052
Non-U.S. defined contributions and other accrued benefits	1,310	1,254
Total accrued payroll and benefits	$132,550	$107,002

Note 10. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	December 31, 2023	December 31, 2022
Accrued sales and advertising rebates	$82,732	$90,461
Current portion of operating lease liability	32,477	31,152
Current portion of warranty liability (Note 11)	22,819	21,215
Non-income related taxes	20,072	22,615
Accrued freight	18,963	17,377
Accrued expenses	15,758	13,505
Current portion of accrued claim costs relating to self-insurance programs	14,079	16,231
Accrued income taxes payable	9,252	9,368
Deferred revenue and customer deposits	7,189	10,084
Current portion of restructuring accrual (Note 19)	3,375	5,021
Current portion of derivative liability (Note 23)	2,996	3,346
Accrued interest payable	1,401	4,036
Legal claims provision (Note 25)	2,683	3,490
Total accrued expenses and other current liabilities	$233,796	$247,901
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	2023	2022	2021
Balance as of January 1	$52,389	$53,367	$50,902
Current period charges	30,667	28,935	27,686
Experience adjustments	599	772	4,105
Payments	(30,810)	(29,834)	(28,504)
Transfers to liabilities held for sale (Note 20)	—	—	(518)
Currency translation	402	(851)	(304)
Balance at period end	53,247	52,389	53,367
Current portion	(22,819)	(21,215)	(22,118)
Long-term portion	$30,428	$31,174	$31,249
The most significant component of our warranty liability was in the North America segment. As of December 31, 2023, the warranty liability in the North America segment totaled $46.5 million, after discounting future estimated cash flows at rates between 0.53% and 4.01%. Without discounting, the liability would have increased by approximately $3.8 million.

Note 12. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2023	December 31, 2023	December 31, 2022
(amounts in thousands)	Interest Rate
Senior Notes	4.63% - 4.88%	$600,000	$800,000
Senior Secured Notes		—	250,000
Term Loan Facility	7.72%(1)	536,250	541,750
Revolving credit facility		—	55,000
Finance leases and other financing arrangements	1.00% - 8.28%	74,460	89,258
Mortgage notes	5.67% - 6.17%	22,070	22,472
Total Debt		1,232,780	1,758,480
Unamortized debt issuance costs and original issue discounts		(6,528)	(11,597)
Current maturities of long-term debt		(36,177)	(34,093)
Long-term debt		$1,190,075	$1,712,790
(1)Term Loan B, mortgage notes and certain finance leases and other financing arrangements are subject to variable interest rates.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Maturities by year, excluding unamortized debt issuance costs and original issue discounts:
2024	$36,177
2025	221,749
2026	19,243
2027	415,025
2028	522,809

Summaries of our significant changes to outstanding debt agreements as of December 31, 2023 are as follows:
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
On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in year ended December 31, 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
Term Loan Facility
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans originally bore interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modified certain other terms and provisions of the Term Loan Facility, and adds language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023 cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees. As of the date of the amendment, the outstanding principal balance, net of original issue discount, was $548.6 million.
In June 2023, we amended the Term Loan Facility to replace LIBOR with a Term SOFR based rate as the successor benchmark rate and made certain other technical amendments and related conforming changes. All other material terms and conditions were unchanged.
In January 2024, we amended the Term Loan Facility to lower the applicable margin for replacement term loans, remove certain provisions no longer relevant to the parties, and make certain other technical amendments and related to conforming changes. Pursuant to the amendment, replacement term loans bear interest at SOFR plus a margin of 1.75% to 2.00% depending on JWI’s corporate credit ratings, compared to a margin of 2.00% to 2.25% under the previous amendment. All other material terms and conditions of the Term Loan Agreement were unchanged.
As of December 31, 2023, the outstanding principal balance, net of original issue discount, was $535.3 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. In June 2023, the interest rate swap agreements were amended to convert to a SOFR basis on June 30, 2023, resulting in a weighted average fixed rate of 0.317% paid against one-month USD-SOFR CME Term floored at (0.10)%. The interest rate swap agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and matured in December 2023. See Note 23 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
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
As of December 31, 2023, we had no outstanding borrowings, $10.6 million in letters of credit and $462.3 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of December 31, 2023, we had DKK 148.6 million ($22.1 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of December 31, 2023, we had $74.5 million outstanding in this category, with maturities ranging from 2024 to 2031.
As of December 31, 2023, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.

Note 13. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities as of December 31:

(amounts in thousands)	2023	2022
Uncertain tax positions (Note 15)	$36,804	$31,828
Warranty liability (Note 11)	$30,428	$31,174
Workers' compensation claims accrual	21,875	20,331
Environmental contingencies (Note 25)	11,500	11,800
Other liabilities	4,224	726
Deferred income	—	77
Total deferred credits and other liabilities	$104,831	$95,936
Note 14. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10- Segment Reporting. Management reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset related charges; other facility closure, consolidation, and related costs and adjustments; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (income) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information regularly reviewed by the CODM, and information presented to the Board of Directors and investors. No operating segments have been aggregated for our presentation of reportable segments.

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2023
Total net revenues	$3,123,270	$1,187,118	$4,310,388	$—	$4,310,388
Intersegment net revenues	(214)	(5,840)	(6,054)	—	(6,054)
Net revenues from external customers	$3,123,056	$1,181,278	$4,304,334	$—	$4,304,334
Capital expenditures	72,582	25,630	98,212	6,441	104,653
Segment assets	1,694,201	944,963	2,639,164	340,961	2,980,125
Year Ended December 31, 2022
Total net revenues	$3,260,166	$1,284,796	$4,544,962	$—	$4,544,962
Intersegment net revenues	(813)	(341)	(1,154)	—	(1,154)
Net revenues from external customers	$3,259,353	$1,284,455	$4,543,808	$—	$4,543,808
Capital expenditures	59,023	19,095	$78,118	6,356	84,474
Segment assets	1,718,379	947,974	2,666,353	333,516	2,999,869
Year Ended December 31, 2021
Total net revenues	$2,829,918	$1,355,111	$4,185,029	$—	$4,185,029
Intersegment net revenues	(678)	(2,661)	(3,339)	—	(3,339)
Net revenues from external customers	$2,829,240	$1,352,450	$4,181,690	$—	$4,181,690
Capital expenditures	49,805	29,611	79,416	14,785	94,201
Segment assets	1,634,937	1,188,024	2,822,961	373,714	3,196,675

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2023
Income (loss) from continuing operations, net of tax	$175,980	$(3,335)	$172,645	$(147,410)	$25,235
Income tax expense (benefit)(1)	79,210	44,095	123,305	(59,966)	63,339
Depreciation and amortization(2)	79,900	30,185	110,085	24,911	134,996
Interest expense, net	4,713	3,224	7,937	64,321	72,258
Restructuring and asset related charges	29,207	5,738	34,945	796	35,741
Net other special items	13,179	1,548	14,727	34,143	48,870
Adjusted EBITDA from continuing operations	$382,189	$81,455	$463,644	$(83,205)	$380,439
Year Ended December 31, 2022
Income (loss) from continuing operations, net of tax	$260,590	$(50,796)	$209,794	$(197,571)	$12,223
Income tax expense(3)	6,963	3,307	10,270	7,771	18,041
Depreciation and amortization	69,427	31,139	100,566	12,566	113,132
Interest expense, net	4,011	6,193	10,204	72,301	82,505
Goodwill impairment	—	54,885	54,885	—	54,885
Restructuring and asset related charges	7,338	6,042	13,380	4,242	17,622
Net other special items	4,556	23,555	28,111	22,328	50,439
Adjusted EBITDA from continuing operations	$352,885	$74,325	$427,210	$(78,363)	$348,847
Year Ended December 31, 2021
Income (loss) from continuing operations, net of tax	$255,975	$66,596	$322,571	$(191,249)	$131,322
Income tax expense (benefit)(3)	5,704	16,980	22,684	(3,048)	19,636
Depreciation and amortization	72,095	32,855	104,950	11,405	116,355
Interest expense, net	6,080	9,282	$15,362	61,426	76,788
Restructuring and asset related charges, net	1,200	1,453	2,653	(97)	2,556
Net other special items	11,827	126	11,953	34,164	46,117
Adjusted EBITDA from continuing operations	$352,881	$127,292	$480,173	$(87,399)	$392,774
(1)Income tax expense in our Europe segment includes an increase in valuation allowance against our foreign net operating loss carryforwards of $30.0 million.
(2)Corporate and unallocated costs depreciation and amortization expense in the year ended December 31, 2023 includes accelerated amortization of $14.1 million for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. North America depreciation and amortization expense in the twelve months ended December 31, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(3)Income tax expense (benefit) in Corporate and unallocated costs in the year ended December 31, 2022 and December 31, 2021 includes the tax impact of U.S. Operations.

Reconciliations of income from continuing operations, net of tax to Adjusted EBITDA from continuing operations are as follows:

	Year Ended
(amounts in thousands)	2023	2022	2021
Income from continuing operations, net of tax	$25,235	$12,223	$131,322
Income tax expense(1)	63,339	18,041	19,636
Depreciation and amortization(2)	134,996	113,132	116,355
Interest expense, net	72,258	82,505	76,788
Special items:
Net legal and professional expenses and settlements(3)	28,184	(287)	15,598
Goodwill impairment(4)	—	54,885	—
Restructuring and asset related charges(5)	35,741	17,622	2,556
Other facility closure, consolidation, and related costs and adjustments(6)	2,237	18,891	2,326
M&A related costs(7)	6,575	9,752	5,206
Net (gain) loss on sale of property and equipment(8)	(10,523)	(8,036)	2,086
Loss on extinguishment of debt(9)	6,487	—	1,342
Share-based compensation expense(10)	17,477	14,577	19,988
Pension settlement charge(11)	4,349	—	—
Non-cash foreign exchange transaction/translation loss (income)(12)	595	12,437	(10,421)
Other special items (13)	(6,511)	3,105	9,992
Adjusted EBITDA from continuing operations	$380,439	$348,847	$392,774
(1)Income tax expense in twelve months ended December 31, 2023 includes an increase in valuation allowance against foreign net operating loss carryforwards of $30.0 million.
(2)Depreciation and amortization expense in the year ended December 31, 2023 includes accelerated amortization of $14.1 million in Corporate and unallocated costs for an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period. In addition, the year ended December 31, 2023 includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(3)Net legal and professional expenses and settlements include: (i) in the year ended December 31, 2023, $26.1 million in strategic transformation expenses; (ii) in the year ended December 31, 2022, ($10.5) million of income resulting from a legal settlement, partially offset by $3.9 million in legal expenses relating primarily to litigation, and $3.8 million in strategic transformation expenses; (iii) in the year ended December 31, 2021, $14.4 million in legal fees and settlements relating primarily to litigation.
(4)Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit.
(5)Represents severance, accelerated depreciation, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(6)Other facility closure, consolidation, and related costs and adjustments that do not meet the U.S. GAAP definition of restructuring, primarily related to the closure of certain facilities.
(7)M&A related costs consists primarily of legal and professional expenses related to the planned disposition of Towanda.
(8)Represents net (gain) loss on sales of property and equipment, primarily in the United Kingdom, Australia, and Klamath Falls, Oregon in the year ended December 31, 2023, and Phoenix, Arizona in the year ended December 31, 2022.
(9)Loss on extinguishment of debt of $6.5 million is related to the redemption of $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes.
(10)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(11)Represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits for additional information.
(12)Non-cash foreign exchange transaction/translation loss (income) primarily associated with fair value adjustments of foreign currency derivatives and revaluation of intercompany balances.

(13)Other special items not core to ongoing business activity include: (i) in the year ended December 31, 2023, ($3.1) million in income from short-term investments as well as forward contracts related to the JW Australia divestiture in Corporate and unallocated costs, and ($2.8) million in adjustments to compensation and non-income taxes associated with exercises of legacy equity awards in our Europe segment; (ii) in the year ended December 31, 2022, $3.3 million relating primarily to exit costs for executives in Corporate and unallocated costs, and ($2.0) million relating to a credit received for overpayment of utility expenses in our North America segment; (iii) in the year ended December 31, 2021, $4.2 million in compensation and taxes associated with exercises of legacy equity awards in our Europe segment, and $3.8 million in expenses related to environmental matters and $1.3 million in expenses related to fire damage and downtime at one of our facilities in our North America segment.
To conform with current period presentation, certain amounts in prior period information have been reclassified.
Net revenues by locality are as follows for the years ended December 31,:

(amounts in thousands)	2023	2022	2021
Net revenues by location of external customer
Canada	$260,897	$258,629	$220,962
U.S.	2,841,921	2,978,492	2,587,536
South America (including Mexico)	20,212	22,656	21,371
Europe	1,180,075	1,280,364	1,350,582
Africa and other	1,229	3,667	1,239
Total	$4,304,334	$4,543,808	$4,181,690
Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment is as follows for the years ended December 31,:

(amounts in thousands)	2023	2022	2021
North America:
U.S.	$412,195	$422,428	$425,680
Other	33,836	29,587	29,901
	446,031	452,015	455,581

Europe	180,822	170,346	188,100

Corporate:
U.S. and other	17,392	19,643	19,874
Total property and equipment, net	$644,245	$642,004	$663,555

Note 15. Income Taxes
Income before taxes, is comprised of the following for the years ended December 31:

(amounts in thousands)	2023	2022	2021
Domestic income	$11,217	$63,130	$54,991
Foreign income (loss)	77,357	(32,866)	95,967
Total income before taxes	$88,574	$30,264	$150,958
Our foreign income is historically driven by our subsidiaries in Canada, Germany, and Denmark.

Significant components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(amounts in thousands)	2023	2022	2021
Federal	$(2,464)	$407	$520
State	1,753	1,103	480
Foreign	40,452	19,558	31,862
Current taxes	39,741	21,068	32,862

Federal	4,220	14,075	3,689
State	7,757	(4,854)	(5,927)
Foreign	11,621	(12,248)	(10,988)
Deferred taxes	23,598	(3,027)	(13,226)
Total provision for income taxes	$63,339	$18,041	$19,636

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows for the years ended December 31:

	2023		2022		2021
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$18,601	21.0	$6,355	21.0	$31,702	21.0
State income tax, net of federal benefit	1,959	2.2	2,154	7.1	2,339	1.5
Foreign source dividends and deemed inclusions	1,906	2.2	(237)	(0.8)	(9,822)	(6.5)
Valuation allowance	32,666	36.9	(11,256)	(37.2)	(7,331)	(4.9)
Nondeductible expenses	2,661	3.0	2,097	6.9	2,741	1.8
Goodwill impairment	—	—	12,735	42.1	—	—
Equity based compensation	4,086	4.6	2,486	8.2	(787)	(0.5)
Foreign tax rate differential	(488)	(0.6)	(1,365)	(4.5)	(2,759)	(1.8)
Tax rate differences and credits	3,675	4.1	3,469	11.5	(10,264)	(6.8)
Uncertain tax positions	(174)	(0.2)	2,966	9.8	8,711	5.8
Change in indefinite reversal assertion	—	—	—	—	5,016	3.4
Prior year provision to return adjustments	(571)	(0.6)	(789)	(2.6)	210	0.1
Other	(982)	(1.1)	(574)	(1.9)	(120)	(0.1)
Effective tax rate	$63,339	71.5%	$18,041	59.6%	$19,636	13.0%
During the year ended December 31, 2023, we recognized an expense of $32.7 million from the increase to valuation allowances on foreign and state NOL and credit carryforwards, $6.7 million of tax expense attributed to nondeductible expenses, and $7.2 million of tax expense attributed to the expiration of federal and state tax credit carryforwards partially offset by $3.8 million of tax benefit attributable to research and development credits.
During the year ended December 31, 2022, we recognized benefit of $9.9 million from the reduction to state NOL and state credits valuation allowance, and $1.9 million of tax benefit attributable to research and development tax credits, partially offset by $12.7 million tax expense attributable to nondeductible goodwill impairment.
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

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows as of December 31:

(amounts in thousands)	2023	2022
Net operating loss and tax credit carryforwards	$157,790	200,343
Operating lease liabilities	24,210	34,709
Employee benefits and compensation	24,894	$28,161
Accrued liabilities and other	46,944	35,807
Inventory	7,255	7,531
Allowance for credit losses	3,789	4,851
Investments and marketable securities	522	—
Capitalized research and development expenses	31,782	18,327
Gross deferred tax assets	297,186	329,729
Valuation allowance	(54,786)	(21,048)
Deferred tax assets	242,400	308,681
Depreciation and amortization	(74,328)	(93,810)
Operating lease assets	(22,442)	(32,953)
Investments and marketable securities	—	(3,401)
Investment in subsidiaries	(2,347)	(4,218)
Deferred tax liabilities	(99,117)	(134,382)
Net deferred tax assets	$143,283	$174,299
Balance sheet presentation:
Non-current assets	$150,453	$182,161
Non-current liabilities	(7,170)	(7,862)
Net deferred tax assets	$143,283	$174,299
At December 31, 2023 and 2022 the Company had net operating losses in various federal, state, and foreign jurisdictions of approximately $1,130.2 million and $1,115.0 million, respectively, which begin to expire in 2024. $271.5 million of such NOL carryforwards do not expire. In addition, the Company had tax credit carryforwards of $40.3 million and $46.9 million at December 31, 2023 and 2022, respectively, which begin to expire in 2024.
Valuation Allowance – The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. We consider historical taxable income, the scheduled reversal of deferred tax liabilities (including the effect in available carry back and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To fully utilize the NOLs and tax credits carryforwards, we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.
Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 2023. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward periods are reduced or exceeded.
Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2023 will be allocated to consolidated statement of operations.
We had a valuation allowance of $54.8 million and $21.0 million as of December 31, 2023 and December 31, 2022, respectively. The increase was primarily driven by an increase of $30.0 million and $2.7 million against our foreign and state net operating loss carryforwards, respectively.
We had a valuation allowance of $21.0 million and $31.8 million as of December 31, 2022 and December 31, 2021, respectively. The decrease was primarily driven by a decrease of $9.9 million for state net operating loss carryforwards and state credit carryforwards.

The following is the activity in our valuation allowance:

(amounts in thousands)	2023	2022	2021
Balance as of January 1,	$(21,048)	$(31,825)	$(37,786)
Valuation allowances established	11	(28)	—
Changes to existing valuation allowances	(32,830)	(31)	(2,066)
Release of valuation allowances	1	9,918	7,510
Currency translation	(920)	918	517
Balance at period end	$(54,786)	$(21,048)	$(31,825)
Earnings of Foreign Subsidiaries – The Company continually evaluates its global cash needs. During the third quarter of 2021, the Company removed its indefinite reinvestment assertion on a majority of unremitted earnings and certain other aspects of outside basis differences in its foreign subsidiaries. Deferred tax expense of $5.0 million was recorded for withholding and income taxes which would be owed if earnings were remitted to the U.S. parent. In 2023, the Company completed its sale of the Australasia business and correspondingly reduced its deferred tax liability related to the Australasia unremitted earnings in 2023. As of December, 31, 2023 we have $2.3 million of deferred tax liability remaining on our balance sheet. The Company continued to make an indefinite reinvestment assertion on other aspects of the outside basis difference in foreign subsidiaries that would attract a tax cost in excess of the Company’s cost of capital.
The Company repatriated $21.8 million and $132.8 million from certain foreign jurisdictions for the years ended December 31, 2023 and 2022, respectively. The Company is asserting that its future earnings, in excess of previously taxed earnings, are permanently reinvested as of December 31, 2023. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. No additional deferred tax expense is recorded on prospective earnings. We hold a combined book-over-tax outside basis difference of $245.1 million and $161.0 million as of December 31, 2023 and December 31, 2022 in our investment in foreign subsidiaries on a continuing operations basis and may incur up to $30.4 million of local country income and withholding taxes in case of distribution of unremitted earnings.
Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The balance of retained earnings of our Estonian subsidiary which, if distributed, would be subject to this this tax was $85.0 million and $82.0 million as of December 31, 2023 and December 31, 2022, respectively. The balance of retained earnings of our Latvian subsidiary which, if distributed, would be subject to this tax was $32.8 million and $29.8 million as of December 31, 2023 and December 31, 2022, respectively.
Tax Payments and Balances – We made tax payments of $48.8 million, $46.8 million, $38.6 million during the years ended December 31, 2023, 2022, and 2021, respectively, primarily for foreign liabilities. We received tax refunds of $0.7 million, $1.9 million, and $2.1 million during the years ended in December 31, 2023, 2022, and 2021, respectively. Total receivables for tax refunds are recorded in other current assets in the accompanying balance sheets and totaled $14.2 million and $13.3 million at December 31, 2023 and December 31, 2022, respectively. Foreign payables for taxes are recorded in accrued income taxes payable in the accompanying balance sheets and totaled $9.3 million and $9.4 million at December 31, 2023 and December 31, 2022, respectively. We do not have any non-current taxes receivable or payable as of December 31, 2023 and December 31, 2022.

Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2023	2022	2021
Balance as of January 1,	$29,300	$26,825	$16,995
Increase for tax positions taken during the prior period	14,320	4,565	10,367
Decrease for settlements with taxing authorities	(7,347)	(1,527)	—
Increase for tax positions taken during the current period	1,472	709	869
Decrease due to statute expiration	(159)	(75)	(163)
Currency translation	1,314	(1,197)	(1,243)
Balance at period end - unrecognized tax benefit	$38,900	$29,300	$26,825
Unrecognized tax benefits were $38.9 million, $29.3 million, and $26.8 million at December 31, 2023, 2022, and 2021, respectively. The increase is primarily related to management’s assessment of a potential liability as a result of ongoing tax audit discussions in Europe as well as uncertainty on prior years’ research and development tax credits in the U.S. The unrecognized tax benefit recorded in the current year is partially offset by an increase in deferred tax assets expected to be recovered should these liabilities be assessed. Interest and penalties related to uncertain tax positions are reported as a component of tax expense and included in the total uncertain tax position balance within deferred credits and other liabilities in the accompanying consolidated balance sheets. There were amounts accrued associated with interest and penalties of $6.7 million, $9.8, and $7.5 million at December 31, 2023, 2022, and 2021, respectively.
There were benefits of $12.3 million, $18.1 million, and $19.3 million included in the balance of unrecognized tax benefits as of December 31, 2023, 2022, and 2021, respectively, that would affect the effective tax rate if recognized. We cannot reasonably estimate the conclusion of certain non-U.S. income tax examinations and its outcome at this time.
We operate in numerous U.S., state, and foreign tax jurisdictions and are generally open to examination for tax years 2013 and forward. As of December 31, 2023, the Company has subsidiaries in various state and foreign jurisdictions under audit for tax years 2011 through 2019.
Note 16. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2023 and December 31, 2022 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of December 31, 2023, there have been no share repurchases under this program.
We did not repurchase shares of our Common Stock during the year ended December 31, 2023. During the years ended December 31, 2022 and December 31, 2021, prior to the authorization of our new share repurchase program, we repurchased 6,848,356 and 11,564,009 shares, respectively, at an average price of $19.12 and $28.09, respectively.

Note 17. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	2023	2022	2021
Weighted average outstanding shares of Common Stock basic	84,995,515	86,374,499	96,563,155
Restricted stock units, performance share units and options to purchase Common Stock	878,520	700,677	1,807,987
Weighted average outstanding shares of Common Stock diluted	85,874,035	87,075,176	98,371,142
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	2023	2022	2021
Common Stock options	1,374,312	1,652,320	1,226,906
Restricted stock units	66,882	738,528	12,590
Performance share units	265,465	133,467	751

Note 18. Stock Compensation
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
Share-based compensation expense included in SG&A expenses totaled $17.5 million, $14.6 million, and $20.0 million in 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $14.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
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
Key assumptions used in the valuation models were as follows for the years ended December 31:

	2023	2022	2021
Expected volatility	55.06% - 58.73%	51.33% - 60.06%	52.42% -53.62%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$7.43 - $7.57	$5.69 - $11.96	$14.39
Risk free rate	3.67% - 3.81%	1.91% - 3.51%	0.71% - 0.91%
The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2021	2,631,831	$20.41
Granted	309,902	29.01
Exercised	(699,756)	14.48
Forfeited	(79,955)	27.22
Balance as of December 31, 2021	2,162,022	$23.31
Granted	534,631	18.18
Exercised	(157,167)	11.89
Forfeited	(822,542)	25.99
Balance as of December 31, 2022	1,716,944	$21.48
Granted	262,809	13.28
Exercised	(66,170)	8.58
Forfeited	(460,764)	22.00
Balance as of December 31, 2023	1,452,819	$20.42	4.4	5.2

Exercisable as of December 31, 2023	1,123,326	$22.84	2.1	4.1
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
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2021	1,786,797	$21.43
Granted	652,579	29.09
Vested	(311,683)	22.65
Forfeited	(301,301)	24.99
Balance as of December 31, 2021	1,826,392	$23.37
Granted	1,540,246	20.32
Vested	(768,341)	22.31
Forfeited	(600,785)	23.14
Balance as of December 31, 2022	1,997,512	$21.50
Granted	1,568,729	13.37
Vested	(1,003,799)	22.33
Forfeited	(337,800)	18.42
Balance as of December 31, 2023	2,224,642	$15.86
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
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2021	744,463	$25.09
Granted	165,749	30.70
Forfeited	(205,949)	28.58
Balance as of December 31, 2021	704,263	$25.39
Granted	158,587	29.24
Vested	(202,673)	22.20
Forfeited	(380,361)	27.79
Balance as of December 31, 2022	279,816	$26.61
Granted	307,273	28.67
Forfeited	(329,293)	26.98
Balance as of December 31, 2023	257,796	$28.59

Note 19. Restructuring and Asset Related Charges
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs for the year ended December 31, 2023, primarily consisted of equipment relocation costs. Other restructuring associated costs for the year ended December 31, 2022 primarily consisted of lease termination costs. Asset related charges consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.
The following table summarizes the restructuring and asset related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2023
Restructuring severance and termination charges	$11,156	$6,074	$796	$18,026
Other restructuring associated costs, net	10,189	(684)	—	9,505
Asset related charges	7,862	348	—	8,210
Other restructuring associated costs and asset related charges, net	18,051	(336)	—	17,715
Total restructuring and asset related charges	$29,207	$5,738	$796	$35,741
Year Ended December 31, 2022
Restructuring severance and termination charges	$6,842	$3,773	$3,223	$13,838
Other restructuring associated costs	—	1,253	156	1,409
Asset related charges	496	1,016	863	2,375
Other restructuring associated costs and asset related charges	496	2,269	1,019	3,784
Total restructuring and asset related charges	$7,338	$6,042	$4,242	$17,622
Year Ended December 31, 2021
Restructuring severance and termination charges	$(4)	$701	$—	$697
Other restructuring associated costs, net	(28)	—	(97)	(125)
Asset related charges	1,232	752	—	1,984
Other restructuring associated costs and asset related charges, net	1,204	752	(97)	1,859
Total restructuring and asset related charges, net	$1,200	$1,453	$(97)	$2,556
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	2023	2022	2021
Balance as of January 1	$5,021	$153	$1,358
Current period charges	27,531	15,247	572
Payments	(29,367)	(10,273)	(1,719)
Currency translation	190	(106)	(58)
Balance at period end	$3,375	$5,021	$153
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.

During 2023, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $20.8 million for the approved actions, consisting of $13.3 million in restructuring severance and termination charges, $4.4 million in equipment relocation costs and $3.1 million of capital expenditures. Through December 31, 2023, approximately $3.5 million has been expensed in connection with these actions, consisting primarily of $3.1 million in restructuring severance and termination charges. We expect to incur a total pre-tax cash outlay of approximately $20.8 million by the end of 2024 in connection with the announced actions, of which, $2.1 million of cash outlay has been incurred as of December 31, 2023.
In the third quarter of 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $16.1 million, primarily consisting of $8.2 million in restructuring severance and termination charges, $3.7 million of asset related charges and $2.1 million of equipment relocation and facility restoration costs. Through December 31, 2023, approximately $12.1 million has been expensed in connection with the announced closures, consisting of $7.8 million in restructuring severance and termination charges, $3.7 million in asset related charges and $0.6 million in equipment relocation and facility restoration costs. Additionally, $1.5 million in other non-cash inventory charges were recorded against Cost of Sales and were detrimental to Adjusted EBITDA. We expect to incur a total pre-tax cash outlay of approximately $10.3 million by the end of 2024 in connection with the announced closures, of which, $6.6 million of cash outlay has been incurred as of December 31, 2023.
On January 26, 2023, we announced to employees a restructuring plan to close a manufacturing facility in Atlanta, Georgia. We substantially completed the plant closure during the year ended December 31, 2023, with total cash outlays of $12.9 million. We incurred pre-tax restructuring expenses and other closure costs of approximately $17.7 million, which included $1.1 million of capital expenditures. The primary expenses incurred were accelerated depreciation and amortization, equipment relocation costs, and restructuring severance costs. We expect to incur the remaining cash expenses of approximately $0.5 million to $1.0 million, related to equipment relocation costs, during 2024.
Note 20. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves & Sons, Inc. (“Steves”) further described in Note 25 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations (“Towanda”). As of December 31, 2023 and December 31, 2022, the assets and liabilities associated with the sale of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation. We will continue to report the Towanda results within our North America operations until the divestiture is finalized.
The assets and liabilities included within the summary below are expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	December 31, 2023	December 31, 2022
Assets
Inventory	$17,337	$16,592
Other current assets	108	110
Property and equipment	50,672	41,600
Intangible assets	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets	975	975
Assets held for sale	$135,563	$125,748

Liabilities
Accrued payroll and benefits	$901	$852
Accrued expenses and other current liabilities	6,126	4,707
Current maturities of long term debt	—	1
Operating lease liability	37	480
Liabilities held for sale	$7,064	$6,040

Note 21. Interest Expense, Net
Interest expense, net is net of capitalized interest and interest income. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $1.1 million, $0.9 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. We recognized interest income of $19.0 million and $5.8 million in the years ended December 31, 2023 and December 31, 2022, respectively, primarily from gains on our interest rate swap agreements reclassified to interest income. Refer to Note 23 - Derivative Financial Instruments for further information. Interest income recorded during the year ended December 31, 2021 was not significant. Interest expense, net also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.
Note 22. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

(amounts in thousands)	2023	2022	2021
JW Australia Transition Services Agreement cost recovery	$(8,281)	$—	$—
Income from refund of deposits for China antidumping duties(1)	(6,984)	—	—
Pension expense (gain)	6,546	(4,940)	(733)
U.S. Employee Retention Credit(2)	(6,073)	—	—
Pension plan settlement expense(3)	4,349	—	—
Recovery of cost from interest received on impaired notes	(3,514)	(13,953)	—
Income from short-term investments and forward contracts related to the JW Australia divestiture	(3,109)	—	—
Insurance reimbursement	(2,531)	(6,343)	(1,619)
Foreign currency gains, net	(1,614)	(965)	$(7,122)
Governmental assistance(4)	(1,447)	(1,699)	(1,732)
Legal settlement income	—	(10,500)	—
Credit for overpayments of utility expenses	—	(1,975)	—
Other items, net	(3,061)	(13,058)	(2,035)
Total other income, net	$(25,719)	$(53,433)	$(13,241)
(1)Represents estimated income from the refund of deposits for antidumping duties on wood moldings and millwork products purchased from China between 2020 through 2022.
(2)Represents an ERC from the U.S. government during the year ended December 31, 2023. The ERC is a refundable tax credit to partially refund qualified wages paid to employees that were unable to work during the years ended December 31, 2020 and December 31, 2021 due to COVID-related government restrictions.
(3)Represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits for additional information.
(4)Governmental assistance for the year ended December 31, 2023 consisted primarily of energy subsidies received by our European businesses. Governmental assistance for years ended December 31, 2022, and December 31, 2021 consisted primarily of cash received from government pandemic assistance programs in Europe and North America as a result of COVID-19. During the year ended December 31, 2022, we recognized $0.6 million of government pandemic assistance within our Europe segment. During the year ended December 31, 2021 we recognized $1.6 million of government pandemic assistance within our Europe and North America segments.
To conform with current period presentation, certain amounts in prior period information have been reclassified.
Note 23. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $95.9 million as of December 31, 2023. We have foreign currency derivative contracts, with a total notional amount of $140.1 million, to manage the risks of foreign currency gains and losses on intercompany loans and interest. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $28.9 million as of December 31, 2023. We do not use derivative financial instruments for trading or speculative purposes. As of December 31, 2023, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market losses of $2.7 million relating to foreign currency derivatives in the year ended December 31, 2023 and gains of $1.1 million and $6.3 million in the years ended December 31, 2022 and December 31, 2021, respectively.
On April 18, 2023 we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 USD to 0.6759 USD to 1.0 AUD to mitigate the impact of the Australian dollar currency fluctuations on our net investment in JELD-WEN Australia Pty. Ltd. We designated the forward contracts as net investment hedges. The contracts matured during the third quarter of 2023 and the gain, net of forward points, was included in the gain on the sale of JW Australia. The proceeds are included in the proceeds (payments) related to the sale of JW Australia within our consolidated statements of cash flows. No portion of these contracts were deemed ineffective during the year ended December 31, 2023.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. In May 2020, we entered into interest rate swap agreements with notional amounts aggregating to $370.0 million to manage this risk. The interest rate swap agreements matured in December 2023. Initially, the agreements had a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. In June 2023, we amended the agreements to replace LIBOR with a Term SOFR based rate. The amended agreements had a weighted average fixed rate of 0.317% swapped against one-month USD-SOFR CME Term floored at (0.10)%. All other terms and conditions were unchanged. We designated the interest rate swap agreements as cash flow hedges and they effectively fixed the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
No portion of these interest rate contracts were deemed ineffective during the year ended December 31, 2023. We recorded pre-tax mark-to-market gains of $1.2 million, $17.9 million, and $4.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, in other comprehensive income. We reclassified gains of $17.4 million and $5.0 million previously recorded in other comprehensive income to interest income during the years ended December 31, 2023 and December 31, 2022, respectively, and losses of $1.1 million to interest expense during the years ended December 31, 2021.
During the first quarter of 2019, we entered into two interest rate cap contracts against three-month USD LIBOR, each with a cap rate of 3%. These caps had a combined notional amount of $150.0 million, became effective in March 2019, and matured in December 31, 2021. We did not elect hedge accounting and recorded insignificant mark-to-market adjustments in the year ended December 31, 2021.
Other derivative instruments – From time to time, we enter into other types of derivative instruments immaterial to the consolidated financial statements. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	$16,235
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,186	$3,809
Other derivative instruments	Other current assets	38	73

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,975	$3,058
Other derivative instruments	Accrued expenses and other current liabilities	$21	288

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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$71,139	$71,139	$71,139	$—	$—	$—
Derivative assets, recorded in other current assets	1,224	1,224	—	1,224	—	—
Deferred compensation plan assets, recorded in other assets	2,098	2,098	—	2,098	—	—
Pension plan assets:
Cash and short-term investments	17,317	17,317	17,317	—	—	—
U.S. Government and agency obligations	48,600	48,600	48,600		—	—
Corporate and foreign bonds	133,819	133,819	—	133,819	—	—
Asset-backed securities	6,885	6,885	—	6,885	—	—
Mutual funds	34,076	34,076	—	34,076	—	—
Common and collective funds	38,882	38,882	—	—	—	38,882
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,232,780	$1,209,961	$—	$1,209,961	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,996	2,996	—	2,996	—	—

	December 31, 2022
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV (1)
Assets:
Cash equivalents	$6,078	$6,078	$6,078	$—	$—	$—
Derivative assets, recorded in other current assets	20,117	20,117	—	20,117	—	—
Deferred compensation plan assets, recorded in other assets	725	725	—	725	—	—
Pension plan assets:
Cash and short-term investments	10,184	10,184	10,184	—	—	—
U.S. Government and agency obligations	35,657	35,657	35,657	—	—	—
Corporate and foreign bonds	127,618	127,618	—	127,618	—	—
Equity securities	18,971	18,971	18,971	—	—	—
Mutual funds	61,750	61,750	—	61,750	—	—
Common and collective funds	60,297	60,297	—	—	—	60,297
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,758,480	$1,554,621	$—	$1,554,621	$—	$—
Derivative liabilities, recorded in accrued expenses and other current assets	3,346	3,346	—	3,346	—	—
(1)Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds, which are valued using the NAV provided by the administrator of the funds. Redemption of these funds is not subject to restriction.
Derivative assets and liabilities reported in level 2 primarily include: (1) as of December 31, 2023, foreign currency derivative contracts; (2) as of December 31, 2022, foreign currency derivative contracts and interest rate swap agreements. See Note 23 - Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of December 31, 2023 or December 31, 2022.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of December 31, 2023 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons, Inc. vs JELD-WEN, Inc. – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves & Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (the “Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.

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
On June 20, 2022, the parties entered into a settlement agreement of the consolidated matters, which was approved by the Court on approval of the December 20, 2022, and the cases were dismissed with prejudice. In January 2023, the Company, as putative plaintiff, received approximately $10.5 million after attorneys’ fees and costs were deducted as part of the settlement.
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
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. See Note 10 - Accrued Expenses and Other Current Liabilities. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We have no stop loss insurance covering our self-insured employee medical plan and are responsible for all claims thereunder. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2023 and December 31, 2022, our accrued liability for self-insured risks was $89.2 million and $89.0 million, respectively.
Indemnifications – At December 31, 2023, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $68.7 million at December 31, 2023 and $60.0 million at December 31, 2022, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.5 million at December 31, 2023 and December 31, 2022, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million and $11.8 million at December 31, 2023 and December 31, 2022, respectively.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we have determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. We have made provisions within our financial statements within the range of possible outcomes; however, the contents and cost of the final CAP and allocation of the responsibility between the identified PLPs could vary materially from our estimates.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2023 and December, 31, 2022 there was $1.4 million and $2.3 million, respectively in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Purchase Obligations - As of December 31, 2023, we have purchase obligations of $26.7 million due in 2024 and $28.1 million due in 2025 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
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
During the fourth quarter of 2023, we completed a balance sheet risk mitigation action related to the U.S. defined benefit pension plan by offering a one-time lump sum election option to terminated vested participants and active participants over the age of 59 1/2. As a result of lump sum elections made by participants, we settled $49.5 million of future obligations and recognized a pre-tax pension settlement charge of $4.3 million in the fourth quarter of 2023. The settlement charge, primarily comprised of the recognition of past actuarial losses, is recorded within other income, net in the consolidated statements of operations.
The components of net periodic benefit cost are summarized as follows for the years ended December 31:

(amounts in thousands)
Components of pension benefit expense - U.S. benefit plan	2023	2022	2021
Service cost	$7,400	$3,470	$2,690
Interest cost	16,602	10,556	8,870
Expected return on plan assets	(18,860)	(21,424)	(22,234)
Amortization of net actuarial pension loss	480	1,798	9,092
Settlement loss	4,349	—	—
Pension benefit expense (income)	$9,971	$(5,600)	$(1,582)

Discount rate used to determine benefit costs	5.39%	2.88%	2.55%
Expected long-term rate of return on assets	6.20%	5.25%	5.75%
Compensation increase rate	N/A	N/A	N/A
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
We developed the discount rate based on the plan’s expected benefit payments using the WTW RATE:Link 10:90 Yield Curve. Based on this analysis, we selected a 5.05% discount rate for our projected benefit obligation.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment committee. The target asset allocation is determined by reference to the plan’s funded status percentage. The target allocation of plan assets was 76.0% fixed income securities, 17.7% equity securities and 6.3% other investments, as of December 31, 2023 and 52.2% fixed income securities, 39.8% equity securities and 8.0% other investments, as of December 31, 2022. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors. The fair value of plan assets decreased in 2023 due primarily to the plan settlements and benefit payments, partially offset by investment returns. The fair value of plan assets decreased in 2022 due primarily to investment returns and benefit payments.

(amounts in thousands)
Change in fair value of plan assets - U.S. benefit plan	2023	2022
Balance as of January 1,	$314,477	$418,947
Actual return on plan assets	36,191	(80,997)
Benefits paid	(20,041)	(20,060)
Administrative expenses paid	(4,381)	(3,413)
Plan settlements	(46,667)	—
Balance at period end	$279,579	$314,477
The plan’s projected benefit obligation is determined by using weighted-average assumptions made as of December 31 each year, as summarized below:

(amounts in thousands)
Change in projected benefit obligation - U.S. benefit plan	2023	2022
Balance as of January 1,	$325,479	$445,268
Service cost	7,400	3,470
Interest cost	16,602	10,556
Actuarial loss (gain)	8,296	(110,342)
Benefits paid	(20,041)	(20,060)
Administrative expenses paid	(4,381)	(3,413)
Plan Settlements	(49,459)	—
Balance at period end	$283,896	$325,479
Discount rate	5.05%	5.39%
Compensation increase rate	N/A	N/A
As of December 31, 2023, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2024	$19,799
2025	20,061
2026	20,228
2027	20,349
2028	20,398
2029-2033	100,415
The Company made no cash contributions to the plan for the years ended December 31, 2023 and December 31, 2022. During fiscal year 2024, no cash contributions are required to be made to the plan.
The plan’s accumulated benefit obligation of $283.9 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases.
The plan’s funded status as of December 31 is as follows:

(amounts in thousands)
Long-term unfunded pension liability - U.S. benefit plan	2023	2022
Projected benefit obligation at end of period	$283,896	$325,479
Fair value of plan assets at end of period	(279,579)	(314,477)
Long-term unfunded pension liability	$4,317	$11,002

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - U.S. benefit plan	2023	2022	2021
Net actuarial pension loss beginning of period	$43,113	$52,832	$102,161
Amortization of net actuarial loss	(480)	(1,798)	(9,092)
Net gain occurring during year	(11,826)	(7,921)	(40,237)
Settlement recognition of net actuarial loss	(4,349)	—	—
Net actuarial pension loss at end of period	26,458	43,113	52,832
Tax expense	11,113	8,059	5,603
Net actuarial pension loss at end of period, net of tax	$37,571	$51,172	$58,435
Non-U.S. Defined Benefit Plans – We have several unfunded defined benefit plans located outside the U.S. that are country specific. Some of these plans remain open to participants and others are closed. The expenses related to these plans are recorded in the consolidated statements of operations and are determined by using weighted-average assumptions made on January 1 of each year as summarized below for the years ended December 31.

(amounts in thousands)
Components of pension benefit expense - Non-U.S. benefit plans	2023	2022	2021
Service cost	$1,275	$1,842	$2,035
Interest cost	879	349	205
Amortization of net actuarial pension loss	45	311	645
Pension benefit expense	$2,199	$2,502	$2,885

Discount rate	3.1% - 3.8%	3.3% - 3.7%	0.8% - 1.6%
Compensation increase rate	0.0% - 3.5%	0.0% - 3.5%	0.5% - 2.5%

The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions made as of December 31 each year, as summarized below:

(amounts in thousands)
Change in projected benefit obligation - Non-U.S. benefit plans	2023	2022
Balance as of January 1,	$24,491	$33,154
Service cost	1,275	1,842
Interest cost	879	349
Actuarial gain	1,162	(5,968)
Benefits paid	(1,892)	(1,700)
Cumulative translation adjustment	1,085	(3,186)
Balance at period end	$27,000	$24,491

Discount rate	3.1% - 3.8%	3.3% - 3.7%
Compensation increase rate	0.0% - 3.5%	0.0% - 3.5%
As of December 31, 2023, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows (amounts in thousands):

2024	$1,370
2025	1,279
2026	1,377
2027	1,696
2028	1,956
2029-2033	9,550
The accumulated benefit obligations of $23.6 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.4 million to the non-U.S. plans in 2024.
The funded status of these plans as of December 31 are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	2023	2022
Long-term unfunded pension liability	$22,185	$20,107
Current portion	4,815	4,384
Total unfunded pension liability	$27,000	$24,491
The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) for the years ended December 31 are as follows:

(amounts in thousands)
Accumulated other comprehensive loss - Non-U.S. benefit plans	2023	2022	2021
Net actuarial pension loss beginning of period	$2,273	$9,913	$12,811
Amortization of net actuarial loss	(45)	(532)	(857)
Net (gain) loss occurring during year	1,163	(6,457)	(931)
Effect of curtailment	—	(167)	—
Divestiture of JW Australia benefit plans	(1,442)	—	—
Cumulative translation adjustment	68	(484)	(1,110)
Net actuarial pension loss at end of period	2,017	2,273	9,913
Tax benefit	(399)	(632)	(2,280)
Net actuarial pension loss at end of period, net of tax	$1,618	$1,641	$7,633

Defined Contribution Benefit Plans – We have defined contribution benefit plans covering certain U.S. and non-U.S. subsidiary employees, subject to eligibility requirements established in accordance with local statutory requirements. The total cost of these plans was $36.4 million, $39.0 million and $35.9 million in 2023, 2022 and 2021, respectively.

Note 27. Supplemental Cash Flow Information

	Year Ended
(amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash Operating Activities:
Operating leases	$50,995	$58,575	$59,190
Interest payments on financing lease obligations	331	161	205
Cash paid for amounts included in the measurement of lease liabilities	$51,326	$58,736	$59,395

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(1,206)	$(834)	$—
Sale of securities for deferred compensation plan	66	106	—
Change in securities for deferred compensation plan	$(1,140)	$(728)	$—

Issuances of notes receivable	$(58)	$(55)	$(52)
Cash received on notes receivable	319	149	4,218
Change in notes receivable	$261	$94	$4,166

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$10,025	$4,987	$6,753
Property, equipment, and intangibles purchased with debt	14,045	9,779	8,839
Customer accounts receivable converted to notes receivable	293	49	141

Cash Financing Activities:
Proceeds from issuance of new debt	$—	$—	$548,625
Borrowings on long-term debt	127,336	779,977	37,306
Payments of long-term debt	(684,766)	(767,248)	(666,534)
Payments of debt issuance and extinguishment costs, including underwriting fees	(3,908)	—	(5,448)
Change in long-term debt and payments of debt extinguishment costs	$(561,338)	$12,729	$(86,051)

Cash paid for amounts included in the measurement of finance lease liabilities	$1,880	$1,792	$2,090

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$16,628	$16,486	$13,048
Shares repurchased in accounts payable	—	—	1,066
Accounts payable converted to installment notes	176	1,279	69

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$48,092	$44,723	$36,513
Cash interest paid	74,735	80,613	74,953

Note 28. Summarized Quarterly Financial Information (Unaudited)
.

	2023
(amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,080,522	$1,125,767	$1,076,980	$1,021,065
Gross margin	$191,787	$225,555	$223,596	$191,683
Income (loss) from continuing operations, net of tax	8,465	22,502	16,908	(22,640)
Gain (loss) on sale of discontinued operations, net of tax	—	—	26,076	(10,377)
Income (loss) from discontinued operations, net of tax	6,669	15,779	801	(1,738)
Net income (loss)	15,134	38,281	43,785	(34,755)
Diluted Net income (loss) per share from continuing operations	$0.10	$0.26	$0.20	$(0.27)
Diluted Net income (loss) per share from discontinued operations	0.08	0.18	0.31	(0.14)
Diluted Net income (loss) per share	$0.18	$0.45	$0.51	$(0.41)

	2022
(amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,045,615	$1,179,154	$1,140,025	$1,179,014
Gross margin	$171,666	$206,614	$206,389	$201,251
Income (loss) from continuing operations, net of tax	(3,575)	34,958	(45,064)	25,904
Income from discontinued operations, net of tax	3,047	10,868	11,872	7,717
Net income (loss)	$(528)	$45,826	$(33,192)	$33,621
Diluted Net income (loss) per share from continuing operations	$(0.04)	$0.40	$(0.53)	$0.31
Diluted Net income per share from discontinued operations	0.03	0.12	0.14	0.09
Diluted Net income (loss) per share	$(0.01)	$0.52	$(0.39)	$0.40
Diluted Net income (loss) per share may not sum due to rounding.