Form 10-Q
period 2024-03-30
JELD-WEN Holding, Inc.
filed 2024-05-07
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,986,368 shares of Common Stock, par value $0.01 per share, outstanding as of May 3, 2024.

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
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (gain) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NOL	Net operating loss
PaDEP	Pennsylvania Department of Environmental Protection

PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 ($200.0 of which were redeemed in August 2023) and $400.0 million bearing interest at 4.875% and maturing in December 2027.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, AURALINE®, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 30, 2024	April 1, 2023
Net revenues	$959,126	$1,080,522
Cost of sales	786,546	888,735
Gross margin	172,580	191,787
Selling, general and administrative	182,804	152,763
Restructuring and asset-related charges (Note 16)	18,059	9,266
Operating (loss) income	(28,283)	29,758
Interest expense, net	15,692	21,492
Loss on extinguishment and refinancing of debt (Note 10)	1,449	—
Other income, net (Note 18)	(14,263)	(3,687)
(Loss) income from continuing operations before taxes	(31,161)	11,953
Income tax (benefit) expense (Note 11)	(3,431)	3,488
(Loss) income from continuing operations, net of tax	(27,730)	8,465
Income from discontinued operations, net of tax (Note 2)	—	6,669
Net (loss) income	$(27,730)	$15,134

Weighted average common shares outstanding (Note 14):
Basic	85,520,145	84,598,945
Diluted	85,520,145	85,149,088
Net (loss) income per share from continuing operations
Basic	$(0.32)	$0.10
Diluted	$(0.32)	$0.10
Net income per share from discontinued operations
Basic	$—	$0.08
Diluted	$—	$0.08
Net (loss) income per share
Basic	$(0.32)	$0.18
Diluted	$(0.32)	$0.18

Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Net (loss) income	$(27,730)	$15,134
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense of $1,147 and $580, respectively	(18,298)	8,173
Interest rate hedge adjustments, net of tax expense (benefit) of $85 and $(1,049), respectively	252	(3,085)
Defined benefit pension plans, net of tax expense of $2 and $23, respectively	6	62
Total other comprehensive (loss) income, net of tax	(18,040)	5,150
Comprehensive (loss) income	$(45,770)	$20,284

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$234,452	$288,312
Restricted cash	758	835
Accounts receivable, net (Note 3)	528,460	516,674
Inventories (Note 4)	490,557	481,451
Other current assets	75,968	71,507
Assets held for sale (Note 17)	138,867	135,563
Total current assets	1,469,062	1,494,342
Property and equipment, net (Note 5)	647,418	644,242
Deferred tax assets	157,634	150,453
Goodwill (Note 6)	382,780	390,170
Intangible assets, net (Note 7)	107,701	123,910
Operating lease assets, net	137,141	146,931
Other assets	32,030	30,077
Total assets	$2,933,766	$2,980,125
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$319,442	$269,322
Accrued payroll and benefits	90,759	132,550
Accrued expenses and other current liabilities (Note 8)	252,254	233,796
Current maturities of long-term debt (Note 10)	35,248	36,177
Liabilities held for sale (Note 17)	7,062	7,064
Total current liabilities	704,765	678,909
Long-term debt (Note 10)	1,185,123	1,190,075
Unfunded pension liability	26,343	26,502
Operating lease liability	114,306	121,993
Deferred credits and other liabilities	85,913	104,831
Deferred tax liabilities	5,766	7,170
Total liabilities	2,122,216	2,129,480
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,901,543 and 85,309,220 shares issued and outstanding as of March 30, 2024 and December 31, 2023, respectively.	859	853
Additional paid-in capital	758,840	752,171
Retained earnings	165,201	192,931
Accumulated other comprehensive loss	(113,350)	(95,310)
Total shareholders’ equity	811,550	850,645
Total liabilities and shareholders’ equity	$2,933,766	$2,980,125

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	March 30, 2024		April 1, 2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,309,220	$853	84,347,712	$843
Shares issued for exercise/vesting of share-based compensation awards	613,331	7	604,028	7
Shares surrendered for tax obligations for employee share-based transactions	(21,008)	(1)	(34,864)	(1)
Balance at period end	85,901,543	$859	84,916,876	$849
Additional paid-in capital
Balance at beginning of period		$752,844		$735,526
Shares issued for exercise/vesting of share-based compensation awards		2,012		—
Shares surrendered for tax obligations for employee share-based transactions		(402)		(462)
Amortization of share-based compensation		5,059		4,383
Balance at period end		759,513		739,447
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$758,840		$738,774
Retained earnings
Balance at beginning of period		$192,931		$130,486
Net (loss) income		(27,730)		15,134
Balance at period end		$165,201		$145,620
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(95,310)		$(142,634)
Foreign currency adjustments		(18,298)		8,173
Unrealized gain (loss) on interest rate hedges		252		(3,085)
Net actuarial pension gain		6		62
Balance at period end		$(113,350)		$(137,484)

Total shareholders’ equity at period end		$811,550		$747,759

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$(27,730)	$15,134
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	41,429	32,790
Deferred income taxes	(7,395)	(4,268)
Net gain on disposition of assets	(2,865)	(90)
Adjustment to carrying value of assets	2,919	2,171
Amortization of deferred financing costs	434	786
Loss on extinguishment and refinancing of debt	787	—
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	4,290	—
Stock-based compensation	5,059	4,383
Amortization of U.S. pension expense	—	125
Recovery of cost from receipts on impaired notes	(1,389)	(1,394)
Other items, net	(2,465)	(4,345)
Net change in operating assets and liabilities:
Accounts receivable	(17,599)	(100,229)
Inventories	(13,776)	31,779
Other assets	(9,514)	(1,775)
Accounts payable and accrued expenses	22,910	27,572
Change in short-term and long-term tax liabilities	(6,093)	(3,295)
Net cash used in operating activities	(10,998)	(656)
INVESTING ACTIVITIES
Purchases of property and equipment	(31,210)	(21,432)
Proceeds from sale of property and equipment	3,266	398
Purchase of intangible assets	(3,502)	(2,179)
Recovery of cost from receipts on impaired notes	1,389	1,394
Cash received for notes receivable	—	5
Cash received from insurance proceeds	1,655	3,165
Change in securities for deferred compensation plan	(2,112)	(383)
Net cash used in investing activities	(30,514)	(19,032)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(7,710)	341
Common stock issued for exercise of options	2,019	7
Payments to tax authorities for employee share-based compensation	(403)	(447)
Payments related to the sale of JW Australia	(714)	—
Net cash used in financing activities	(6,808)	(99)
Effect of foreign currency exchange rates on cash	(5,617)	2,910
Net (decrease) in cash and cash equivalents	(53,937)	(16,877)
Cash, cash equivalents and restricted cash, beginning	289,147	220,868
Cash, cash equivalents and restricted cash, ending	$235,210	$203,991
For further information see Note 22 - Supplemental Cash Flow.

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
Our continuing operations include facilities located in the U.S., Canada, and Europe. Our products are marketed primarily under the JELD-WEN brand name in the U.S. and Canada and under JELD-WEN and a variety of acquired brand names in Europe.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 30, 2024 and for the three months ended March 30, 2024 and April 1, 2023, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided for tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a receivable for an ERC from the U.S. government of $6.1 million in other income, net in the fourth quarter of 2023. The balance is included in other current assets in the accompanying consolidated balance sheets as of March 30, 2024 and December 31, 2023, respectively.

Recent Accounting Standards Not Yet Adopted – In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We do not expect the guidance to have an impact on our financial positions and results of operations. We are currently evaluating the impact of this guidance on the Company’s disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. We have not elected to early adopt this standard. We do not expect the guidance to have an impact on our financial positions and results of operations. We are currently evaluating the impact of this guidance on the Company’s disclosures.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.

Note 2. Discontinued Operations

On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business (“JW Australia”), for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts.
We have classified the results of operations for the JW Australia reportable segment, together with certain costs related to the sale, as discontinued operations within the consolidated statements of operations for all periods presented.
Subsequent to the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. As of March 30, 2024, we had a liability of $5.1 million relating to these matters, which was included in accrued expenses and other current liabilities in our consolidated balance sheet. As of December 31, 2023, our liability relating to these matters was $8.2 million, of which $6.1 million was included in accrued expenses and other current liabilities, and the remaining was included in deferred credits and other liabilities in the accompanying consolidated balance sheet.
Components of amounts reflected in the consolidated statements of operations related to discontinued operations for the three months ended April 1, 2023 were as follows:

Three Months Ended
(amounts in thousands)	April 1, 2023
Net revenues	$145,670
Cost of sales	105,389
Gross margin	40,281
Selling, general and administrative	32,745
Restructuring and asset-related charges	—
Operating income	7,536
Interest income, net	(271)
Other income, net	(1,386)
Income from discontinued operations before taxes	9,193
Income tax expense	2,524
Income from discontinued operations, net of tax	$6,669
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

Three Months Ended
(amounts in thousands)	April 1, 2023
Depreciation and amortization	$4,447
Capital expenditures	3,579
Share-based incentive compensation	259
Provision for bad debt	4,138
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
At March 30, 2024 and December 31, 2023, we had an allowance for credit losses of $10.1 million and $11.3 million, respectively. The decrease in the allowance for credit losses in the three months ended March 30, 2024 was primarily due to decreased sales and an improved portfolio of aged receivables.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	March 30, 2024	December 31, 2023
Raw materials	$397,210	$404,360
Work in process	20,876	21,141
Finished goods	100,363	84,954
Inventory valuation reserves	(27,892)	(29,004)
Total inventories	$490,557	$481,451
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Note 5. Property and Equipment, Net

(amounts in thousands)	March 30, 2024	December 31, 2023
Property and equipment	$1,964,192	$1,966,371
Accumulated depreciation	(1,316,774)	(1,322,129)
Total property and equipment, net	$647,418	$644,242
We recorded accelerated depreciation of our plant and equipment of $2.2 million during the three months ended April 1, 2023 within restructuring and asset-related charges in the accompanying consolidated statements of operations. For more information, refer to Note 16 - Restructuring and Asset-Related Charges.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $5.9 million as of March 30, 2024 compared to December 31, 2023, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Cost of sales	$19,998	$20,273
Selling, general and administrative	1,121	1,645
Total depreciation expense	$21,119	$21,918
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2023	$182,412	$268,512	$450,924
Foreign currency translation	(146)	(8,838)	(8,984)
Gross carrying amount at March 30, 2024	$182,266	259,674	441,940

Accumulated impairment losses at December 31, 2023	—	(60,754)	$(60,754)
Foreign currency translation	—	1,594	$1,594
Accumulated impairment losses at March 30, 2024	—	(59,160)	(59,160)

Balance, net of impairment at March 30, 2024	$182,266	$200,514	$382,780
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 30, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$121,819	$(85,034)	$36,785
Software	67,256	(24,919)	42,337
Trademarks and trade names	31,802	(11,079)	20,723
Patents, licenses and rights	12,644	(4,788)	7,856
Total amortizable intangibles	$233,521	$(125,820)	$107,701

	December 31, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$123,713	$(84,281)	$39,432
Software	113,429	(58,424)	55,005
Trademarks and trade names	32,148	(10,802)	21,346
Patents, licenses and rights	12,666	(4,539)	8,127
Total amortizable intangibles	$281,956	$(158,046)	$123,910
We recorded accelerated amortization of $14.1 million during the three months ended March 30, 2024 for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $0.6 million as of March 30, 2024 compared to December 31, 2023.
Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Amortization expense	$18,916	$6,001

Note 8. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	March 30, 2024	December 31, 2023
Accrued sales and advertising rebates	$67,863	$82,732
Current portion of operating lease liability	33,215	32,477
Non-income related taxes	25,492	20,072
Current portion of warranty liability (Note 9)	22,201	22,819
Accrued freight	18,833	18,963
Accrued expenses	14,341	15,758
Current portion of accrued claim costs relating to self-insurance programs	14,096	14,079
Current portion of restructuring accrual (Note 16)	12,442	3,375
Current portion of uncertain tax positions (Note 11)	12,405	—
Accrued income taxes payable	9,041	9,252
Accrued interest payable	8,915	1,401
Legal claims provision (Note 21)	6,576	2,683
Deferred revenue and customer deposits	5,002	7,189
Current portion of derivative liability (Note 19)	1,832	2,996
Total accrued expenses and other current liabilities	$252,254	$233,796
The accrued sales and advertising rebates, accrued interest payable, accrued freight, and non-income related taxes can fluctuate significantly period-over-period due to timing of payments.
Note 9. Warranty Liability
Warranty terms range from one year to lifetime on certain window and door components. Warranties are normally limited to servicing or replacing defective components for the original customer. Product defects arising within six months of sale are classified as manufacturing defects and are not included in the current period expense below. Some warranties are transferable to subsequent owners and are either limited to 10 years from the date of manufacture or require pro rata payments from the customer. Estimated warranty costs based on historical experience are recorded as a provision at the time of sale. The provision is adjusted periodically to reflect actual experience.
An analysis of our warranty liability is as follows:

(amounts in thousands)	March 30, 2024	April 1, 2023
Balance as of January 1	$53,247	$52,389
Current period charges	6,027	7,296
Experience adjustments	394	539
Payments	(6,760)	(7,863)
Currency translation	(330)	112
Balance at period end	52,578	52,473
Current portion	(22,201)	(21,310)
Long-term portion	$30,377	$31,163
The most significant component of our warranty liability was in the North America segment. As of March 30, 2024, the warranty liability in the North America segment totaled $46.3 million, after discounting future estimated cash flows at rates between 0.53% and 4.06%. Without discounting, the liability would have increased by approximately $3.8 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	March 30, 2024	March 30, 2024	December 31, 2023
(amounts in thousands)	Interest Rate
Senior Notes	4.63% - 4.88%	$600,000	$600,000
Term Loan Facility	7.44%(1)	534,909	536,250
Finance leases and other financing arrangements	1.00% - 8.95%(1)	69,802	74,460
Mortgage notes	5.68% - 6.18%(1)	21,203	22,070
Total Debt		1,225,914	1,232,780
Unamortized debt issuance costs and original issue discounts		(5,543)	(6,528)
Current maturities of long-term debt		(35,248)	(36,177)
Long-term debt		$1,185,123	$1,190,075
(1)Term Loan B, mortgage notes and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of March 30, 2024 are as follows:
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
On August 3, 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in the third quarter of 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
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
In January 2024, we amended the Term Loan Facility to lower the applicable margin for replacement term loans, remove certain provisions no longer relevant to the parties, and make certain other technical amendments and related conforming changes. Pursuant to the amendment, replacement term loans bear interest at SOFR plus a margin of 1.75% to 2.00% depending on JWI’s corporate credit ratings, compared to a margin of 2.00% to 2.25% under the previous amendment. All other material terms and conditions of the Term Loan Agreement were unchanged. As a result of this amendment, we recognized debt extinguishment and refinancing costs of $1.4 million, which included $0.8 million of unamortized debt issuance costs and original discount fees.
As of March 30, 2024, the outstanding principal balance, net of original issue discount, was $534.2 million.
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
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in February 2026. See Note 19 - Derivative Financial Instruments for additional information on our derivative assets and liabilities.
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
As of March 30, 2024, we had no outstanding borrowings, $7.7 million in letters of credit and $425.6 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of March 30, 2024, we had DKK 146.6 million ($21.2 million) outstanding under these notes.

Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of March 30, 2024, we had $69.8 million outstanding in this category, with maturities ranging from 2024 to 2031.
As of March 30, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was 11.0% and 29.2% for the three months ended March 30, 2024 and April 1, 2023, respectively. In accordance with ASC 740-270, we recorded an income tax benefit of $3.4 million and income tax expense of $3.5 million from continuing operations in the three months ended March 30, 2024, and April 1, 2023, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Our estimated annual effective tax rate for both years includes the impact of the tax on GILTI. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended March 30, 2024 was $2.6 million, compared to a tax expense of $1.0 million for the three months ended April 1, 2023. The discrete tax expense amounts for the three months ended March 30, 2024 comprised primarily of a net $2.0 million of tax expense due to changes in uncertain tax positions (“UTPs”) and a $0.4 million increase to the valuation allowance. The discrete tax expense amounts for the three months ended April 1, 2023 comprised primarily of $1.2 million of tax expense attributable to share-based compensation, partially offset by $0.2 million of tax benefit attributable to uncertain tax positions taken in the previous years.

Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 30, 2024 and December 31, 2023, we had a liability for unrecognized tax benefits without regard to accrued interest of $37.2 million and $38.9 million, respectively. As of March 30, 2024, $12.4 million of our liability for unrecognized tax benefits without regard to accrued interest was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

As of March 30, 2024, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 30, 2024
Total net revenues	$680,002	$279,798	$959,800	$—	$959,800
Intersegment net revenues	(8)	(666)	(674)	—	(674)
Net revenues from external customers	$679,994	$279,132	$959,126	$—	$959,126
Three Months Ended April 1, 2023
Total net revenues	$768,122	$312,621	$1,080,743	$—	$1,080,743
Intersegment net revenues	(89)	(132)	(221)	—	(221)
Net revenues from external customers	$768,033	$312,489	$1,080,522	$—	$1,080,522

	Three Months Ended March 30, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$16,285	$22	$16,307	$(44,037)	$(27,730)
Income tax expense (benefit)	7,432	2,858	10,290	(13,721)	(3,431)
Depreciation and amortization(1)	17,991	7,493	25,484	15,945	41,429
Interest expense, net	702	344	1,046	14,646	15,692
Special items:
Net legal and professional expenses and settlements	795	253	1,048	16,142	17,190
Restructuring and asset-related charges	13,898	3,956	17,854	205	18,059
M&A related costs	42	—	42	1,083	1,125
Net gain on sale of property and equipment	(2,838)	(27)	(2,865)	—	(2,865)
Loss on extinguishment and refinancing of debt	—	—	—	1,449	1,449
Share-based compensation expense	1,218	547	1,765	3,294	5,059
Non-cash foreign exchange transaction/translation loss (gain)	34	(943)	(909)	(637)	(1,546)
Other special items	5,639	—	5,639	(1,362)	4,277
Adjusted EBITDA from continuing operations	$61,198	$14,503	$75,701	$(6,993)	$68,708
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

	Three Months Ended April 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$35,249	$7,299	$42,548	$(34,083)	$8,465
Income tax expense (benefit)	14,533	1,415	15,948	(12,460)	3,488
Depreciation and amortization	17,798	7,433	25,231	3,112	28,343
Interest expense, net	2,834	128	2,962	18,530	21,492
Special items:
Net legal and professional expenses and settlements	—	70	70	1,752	1,822
Restructuring and asset-related charges	7,812	1,267	9,079	187	9,266
M&A related costs	246	—	246	2,454	2,700
Net loss (gain) on sale of property and equipment	24	(105)	(81)	—	(81)
Share-based compensation expense	960	499	1,459	2,665	4,124
Non-cash foreign exchange transaction/translation (gain) loss	(185)	(1,708)	(1,893)	278	(1,615)
Other special items	(73)	1,339	1,266	47	1,313
Adjusted EBITDA from continuing operations	$79,198	$17,637	$96,835	$(17,518)	$79,317
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Reconciliations of income from continuing operations, net of tax to Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
(Loss) income from continuing operations, net of tax	$(27,730)	$8,465
Income tax (benefit) expense	(3,431)	3,488
Depreciation and amortization(1)	41,429	28,343
Interest expense, net	15,692	21,492
Special items:
Net legal and professional expenses and settlements(2)	17,190	1,822
Restructuring and asset-related charges(3)	18,059	9,266
M&A related costs(4)	1,125	2,700
Net gain on sale of property and equipment(5)	(2,865)	(81)
Loss on extinguishment and refinancing of debt(6)	1,449	—
Share-based compensation expense(7)	5,059	4,124
Non-cash foreign exchange transaction/translation gain(8)	(1,546)	(1,615)
Other special items(9)	4,277	1,313
Adjusted EBITDA from continuing operations	$68,708	$79,317
(1)Depreciation and amortization expense in the three months ended March 30, 2024 includes accelerated amortization of $14.1 million in Corporate and unallocated costs for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.
(2)Net legal and professional expenses and settlements include strategic transformation expenses, which are primarily third-party advisory fees, of $16.4 million and $1.4 million in the three months ended March 30, 2024 and April 1, 2023, respectively. The residual amounts primarily relate to litigation.
(3)Represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(4)M&A related costs consists primarily of legal and professional expenses related to the disposition of Towanda.
(5)Net gain on sale of property and equipment, primarily in Chile, in the three months ended March 30, 2024.
(6)Loss on extinguishment and refinancing of debt of $1.4 million associated with an amendment of our Term Loan Facility.
(7)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(8)Non-cash foreign exchange transaction/translation gain primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(9)Other special items not core to ongoing business activity in the three months ended March 30, 2024 include a loss of $4.3 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile in our North America segment and ($1.5) million of cash received on an impaired note in Corporate and unallocated costs.
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
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 30, 2024 and December 31, 2023 with a total original issuance value of $12.4 million.

We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 27, 2021, our Board of Directors increased our previous repurchase authorization to a total of $400.0 million with no expiration date.
On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date. As of March 30, 2024, there have been no share repurchases under this program.
Note 14. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended
	March 30, 2024	April 1, 2023
Weighted average outstanding shares of Common Stock basic	85,520,145	84,598,945
Restricted stock units, performance share units and options to purchase Common Stock	—	550,143
Weighted average outstanding shares of Common Stock diluted	85,520,145	85,149,088
For the three months ended March 30, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 30, 2024	April 1, 2023
Restricted stock units	1,304,172	782,751
Common Stock options	1,230,888	1,669,638
Performance share units	355,467	192,940

Note 15. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	March 30, 2024		April 1, 2023
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	365,412	$18.52	235,892	$13.29
Options exercised	143,180	$14.09	—	$—
Options cancelled	9,140	$27.37	7,395	$26.33

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	835,911	$18.52	1,336,005	$13.21
PSUs granted	417,347	$22.60	292,064	$17.36

Stock-based compensation expense was $5.1 million and $4.1 million for the three months ended March 30, 2024 and April 1, 2023, respectively. The increase in the stock-based compensation expense during the three months ended March 30, 2024 as compared to the respective prior year period was primarily related to an overall reduction in management turnover and the offering of PSUs to an extended level of management in 2024. As of March 30, 2024, we had $31.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.87 years.
Note 16. Restructuring and Asset-Related Charges
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs primarily consist of equipment relocation and facility restoration costs. Asset-related charges consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.
The following table summarizes the restructuring and asset-related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 30, 2024
Restructuring severance and employee-related charges	$8,889	$3,398	$205	$12,492
Other restructuring associated costs	2,090	558	—	2,648
Asset-related charges	2,919	—	—	2,919
Other restructuring associated costs and asset-related charges	5,009	558	—	5,567
Total restructuring and asset-related charges	$13,898	$3,956	$205	$18,059
Three Months Ended April 1, 2023
Restructuring severance and employee-related charges	$3,056	$1,087	$187	$4,330
Other restructuring associated costs	2,585	—	—	2,585
Asset-related charges	2,171	180	—	2,351
Other restructuring associated costs and asset-related charges	4,756	180	—	4,936
Total restructuring and asset-related charges	$7,812	$1,267	$187	$9,266

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	March 30, 2024	April 1, 2023
Balance as of January 1	$3,375	$5,021
Current period charges	15,140	6,915
Payments	(5,976)	(8,018)
Currency translation	(97)	50
Balance at period end	$12,442	$3,968
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
On April 11, 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $45.0 million, primarily consisting of $15.1 million in asset-related charges, $11.4 million in restructuring severance and employee-related charges and $8.3 million in equipment relocation and facility restoration charges. If unsold, we would expect to incur approximately $10.2 million in inventory and other product-related charges which would be detrimental to Adjusted EBITDA. After completion of the site closures, we expect to realize annual pre-tax income improvements of at least $11 million. During the three months ended March 30, 2024, we recorded approximately $8.8 million in restructuring severance and employee-related charges in connection with the announced closures. We expect to incur a total pre-tax cash outlay of approximately $29.0 million by the end of 2024 in connection with the announced actions, none of which has been incurred as of March 30, 2024.
During 2023, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $19.3 million for the approved actions, consisting of $11.5 million in restructuring severance and employee-related charges, $4.4 million in equipment relocation and facility restoration costs, and $3.4 million in capital expenditures. Through March 30, 2024, we recorded approximately $8.6 million of restructuring expenses and other closure costs in connection with these actions, consisting of $6.5 million in restructuring severance and employee-related charges, $1.2 million in capital expenditures and $0.9 million in equipment relocation and facility restoration costs. We recorded approximately $5.1 million of restructuring expenses and other closure costs in the three months ended March 30, 2024, consisting primarily of $3.5 million in restructuring severance and employee-related charges and $1.3 million in capital expenditures. We expect to incur a total pre-tax cash outlay of approximately $19.3 million by the end of 2024 in connection with the announced actions, of which, $6.2 million of cash outlay has been incurred as of March 30, 2024.
In the third quarter of 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $18.8 million, primarily consisting of $7.9 million in restructuring severance and employee-related charges, $6.6 million in asset-related charges and $2.2 million in equipment relocation and facility restoration costs. Through March 30, 2024, we recorded approximately $16.3 million of restructuring expenses and other closure costs in connection with the announced closures, consisting of $7.5 million in restructuring severance and employee-related charges, $6.6 million in asset-related charges and $2.2 million in equipment relocation and facility restoration costs. Additionally, we recorded $1.5 million in other non-cash inventory charges in 2023 in Cost of Sales, which were detrimental to Adjusted EBITDA. We recorded approximately $4.2 million of restructuring expenses and other closure costs in the three months ended March 30, 2024, consisting primarily of $2.9 million of asset-related charges and $1.2 million of equipment relocation costs. We expect to incur a total pre-tax cash outlay of approximately $11.0 million by the end of 2024 in connection with the announced closures, of which, $8.7 million of cash outlay has been incurred as of March 30, 2024.
In the first quarter of 2023, we announced to employees a restructuring plan to close a manufacturing facility in Atlanta, Georgia. We completed the plant closure during 2023, with total pre-tax restructuring expenses and other closure costs of approximately $17.7 million, including $1.1 million of capital expenditures, and total cash outlays of approximately $12.9 million. The primary expenses incurred were accelerated depreciation and amortization, equipment relocation costs, and restructuring severance and employee-related charges.

Note 17. Held for Sale
As of March 30, 2024 and December 31, 2023, the assets and liabilities associated with the court-ordered divestiture of the Company’s Towanda, PA operations (“Towanda”) as described further in Note 21 - Commitments and Contingencies, qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
As of March 30, 2024 and December 31, 2023, the related assets and liabilities included within the summary below were expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	March 30, 2024	December 31, 2023
Assets
Inventories	$18,857	$17,337
Other current assets	39	108
Property and equipment, net	52,525	50,672
Intangible assets, net	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets, net	975	975
Assets held for sale	$138,867	$135,563

Liabilities
Accrued payroll and benefits	$1,123	$901
Accrued expenses and other current liabilities	5,918	6,126
Operating lease liability	21	37
Liabilities held for sale	$7,062	$7,064
Note 18. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
JW Australia Transition Services Agreement cost recovery	$(4,140)	$—
Cash received on impaired notes	(3,537)	(1,394)
Income from refund of deposits for China antidumping and countervailing duties(1)	(2,947)	—
Insurance reimbursement	(1,655)	(1,215)
Foreign currency gains, net	(1,467)	(1,871)
Governmental assistance	(657)	(147)
Pension expense	515	1,694
Other items, net	(375)	(754)
Total other income, net	$(14,263)	$(3,687)
(1)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022.
Note 19. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $61.6 million as of March 30, 2024. We have foreign currency derivative contracts, with a total notional amount of $138.0 million, to manage the risks of foreign currency gains and losses on intercompany loans and interest. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. To mitigate the impact to the consolidated earnings of the Company from the effect of the translation of certain subsidiaries’ local currency results into U.S. dollars, we have foreign currency derivative contracts with a total notional amount of $12.9 million as of March 30, 2024. We do not use derivative financial instruments for trading or speculative purposes. As of March 30, 2024, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market gains of $1.7 million and $1.0 million relating to foreign currency derivatives in the three months ended March 30, 2024 and April 1, 2023, respectively.
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
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in February 2026.
No portion of these interest rate contracts were deemed ineffective during the three months ended March 30, 2024. We recorded pre-tax mark-to-market gains of $0.4 million, and losses of $0.3 million during the three months ended March 30, 2024 and April 1, 2023, respectively, in other comprehensive income. We reclassified gains of $0.1 million and $3.8 million previously recorded in other comprehensive income to interest income during the three months ended March 30, 2024 and April 1, 2023, respectively.
Other derivative instruments – From time to time, we enter into other types of derivative instruments immaterial to the consolidated financial statements. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$475	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,843	$1,186
Other derivative instruments	Other assets	$—	$38

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	March 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred credits and other liabilities	$138	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,816	$2,975
Other derivative instruments	Accrued expenses and other current liabilities	$16	21

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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	March 30, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$102,146	$102,146	$102,146	$—	$—
Derivative assets, recorded in other current assets	2,318	2,318	—	2,318	—
Deferred compensation plan assets, recorded in other assets	4,349	4,349	—	4,349	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,225,914	$1,206,170	$—	$1,206,170	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	1,832	1,832	—	1,832	—
Derivative liabilities, recorded in deferred credits and other liabilities	138	138	—	138	—

	December 31, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,139	$71,139	$71,139	$—	$—
Derivative assets, recorded in other current assets	1,224	1,224	—	1,224	—
Deferred compensation plan assets, recorded in other assets	2,098	2,098	—	2,098	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,232,780	$1,209,961	$—	$1,209,961	$—
Derivative liabilities, recorded in accrued expenses and other current assets	2,996	2,996	—	2,996	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of March 30, 2024, foreign currency derivative contracts and interest rate collar agreements; (2) as of December 31, 2023, foreign currency derivative contracts. See Note 19 - Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of March 30, 2024 or December 31, 2023.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of March 30, 2024 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
Steves & Sons, Inc. v JELD-WEN, Inc. – We sell molded door skins to certain customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. We gave notice of termination of one of these contracts and, on June 29, 2016, the counterparty to the agreement, Steves & Sons, Inc. (“Steves”) filed a claim against JWI in the U.S. District Court for the Eastern District of Virginia, Richmond Division (the “Eastern District of Virginia”). The complaint alleged that our acquisition of CMI, a competitor in the molded door skins market, together with subsequent price increases and other alleged acts and omissions, violated antitrust laws, and constituted a breach of contract and breach of warranty. Specifically, the complaint alleged that our acquisition of CMI substantially lessened competition in the molded door skins market. The complaint sought declaratory relief, ordinary and treble damages, and injunctive relief, including divestiture of certain assets acquired in the CMI acquisition.
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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets. In light of changed industry and market factors and conditions, the Company believes that the divestiture of Towanda is no longer warranted and is asking the court for relief from that ruling. We made estimates related to the divestiture in the preparation of our financial statements; however, there can be no assurance that the Motion will be granted and that the divestiture requirement will be vacated. There can also be no guarantee that the divestiture will be consummated if the divestiture requirement is not ultimately vacated.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. On July 14, 2023, the Company entered into an agreement in principle with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. The proposed settlement remains subject to formal settlement documentation and court approval. The Company continues to believe the plaintiffs’ claims lack merit and denies any liability or wrongdoing for the claims made against the Company.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 30, 2024 and December 31, 2023, our accrued liability for self-insured risks was $87.3 million and $89.2 million, respectively.
Indemnifications – At March 30, 2024, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $67.5 million at March 30, 2024 and $68.7 million at December 31, 2023, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.1 million and $0.5 million at March 30, 2024 and December 31, 2023, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million at March 30, 2024 and December 31, 2023, respectively.
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
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of March 30, 2024 and December, 31, 2023 there was $1.4 million, respectively in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Note 22. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Cash Operating Activities:
Operating leases	$13,144	$16,490
Interest payments on financing lease obligations	110	42
Cash paid for amounts included in the measurement of lease liabilities	$13,254	$16,532

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(2,112)	$(420)
Sale of securities for deferred compensation plan	—	37
Change in securities for deferred compensation plan	$(2,112)	$(383)

Cash received on notes receivable	—	5
Change in notes receivable	$—	$5

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$9,956	$4,077
Property, equipment, and intangibles purchased with debt	1,617	869
Customer accounts receivable converted to notes receivable	—	38

Cash Financing Activities:
Borrowings on long-term debt	1,279	96,867
Payments of long-term debt	(8,791)	(96,526)
Payments of debt issuance and extinguishment costs, including underwriting fees	(198)	—
Change in long-term debt and payments of debt extinguishment costs	$(7,710)	$341

Cash paid for amounts included in the measurement of finance lease liabilities	$591	$484

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$—	$16
Accounts payable converted to installment notes	5	176

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$9,760	$13,785
Cash interest paid	11,933	7,641

Note 23. Subsequent Events
On May 1, 2024, JELD-WEN, Inc., a wholly owned subsidiary of JELD-WEN Holding, Inc. (the “Company”), filed a motion to modify the Amended Final Judgment (the “Motion”) with the U.S. District Court for the Eastern District of Virginia, Richmond Division (the “Court”) to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets. In light of changed industry and market factors and conditions, the Company believes that the divestiture of Towanda is no longer warranted and is asking the Court for relief from that ruling. There is no assurance that the Motion will be granted and the divestiture requirement will be vacated. There can also be no guarantee that the divestiture will be consummated if the divestiture requirement is not ultimately vacated.

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
Our continuing operations include manufacturing and distribution facilities in 15 countries, located in North America and Europe. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
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

Comparison of the Three Months Ended March 30, 2024 to the Three Months Ended April 1, 2023

	Three Months Ended
	March 30, 2024		April 1, 2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$959,126	100.0%	$1,080,522	100.0%
Cost of sales	786,546	82.0%	888,735	82.3%
Gross margin	172,580	18.0%	191,787	17.7%
Selling, general and administrative	182,804	19.1%	152,763	14.1%
Restructuring and asset-related charges	18,059	1.9%	9,266	0.9%
Operating (loss) income	(28,283)	(2.9)%	29,758	2.8%
Interest expense, net	15,692	1.6%	21,492	2.0%
Loss on extinguishment and refinancing of debt	1,449	0.2%	—	—%
Other income, net	(14,263)	(1.5)%	(3,687)	(0.3)%
(Loss) income from continuing operations before taxes	(31,161)	(3.2)%	11,953	1.1%
Income tax (benefit) expense	(3,431)	(0.4)%	3,488	0.3%
(Loss) income from continuing operations, net of tax	(27,730)	(2.9)%	8,465	0.8%
Income from discontinued operations, net of tax	—	—%	6,669	0.6%
Net (loss) income	$(27,730)	(2.9)%	$15,134	1.4%
Consolidated Results
Net Revenues – Net revenues decreased $121.4 million, or 11.2%, to $959.1 million in the three months ended March 30, 2024 from $1,080.5 million in the three months ended April 1, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12% partially offset by a favorable impact from foreign exchange of 1%. Core Revenues decreased due to a 12% decline in volume/mix.
Gross Margin – Gross margin decreased $19.2 million, or 10.0%, to $172.6 million in the three months ended March 30, 2024 from $191.8 million in the three months ended April 1, 2023. Gross margin as a percentage of net revenues was 18.0% in the three months ended March 30, 2024 and 17.7% in the three months ended April 1, 2023. The slight increase in gross margin percentage was due primarily to improved productivity.
SG&A Expense – SG&A expense increased $30.0 million, or 19.7%, to $182.8 million in the three months ended March 30, 2024 from $152.8 million in the three months ended April 1, 2023. SG&A expense as a percentage of net revenues increased to 19.1% in the three ended March 30, 2024 from 14.1% in the three months ended April 1, 2023. The increase in SG&A expense was primarily due to accelerated amortization of an ERP system that we are no longer utilizing upon completion of our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, and increased professional fees, including third party advisor fees for strategic transformation initiatives.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $8.8 million, or 94.9% to $18.1 million in the three months ended March 30, 2024 from $9.3 million in the three months ended April 1, 2023. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America segment. For more information, refer to Note 16 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $5.8 million, or 27.0%, to $15.7 million in the three months ended March 30, 2024 from $21.5 million in the three months ended April 1, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our Senior Notes in the third quarter of 2023, and an increase in interest income due to higher cash equivalents balances, partially offset by a decrease in interest income from interest rate derivatives.
Loss on Extinguishment and Refinancing of Debt – The $1.4 million loss on extinguishment of debt is related to the amendment of our Term Loan Facility during the three months ended March 30, 2024. Refer to Note 10 - Long-Term Debt of our consolidated financial statements included in this Form 10-Q.
Other Income, Net – Other income, net increased $10.6 million, or 286.8%, to $14.3 million in the three months ended March 30, 2024 from $3.7 million in the three months ended April 1, 2023. Other income, net in the three months ended March 30, 2024 primarily consisted of recovery of the JW Australia transition services costs incurred of $4.1 million, cash received on impaired notes of $3.5 million, income from the refund of deposits of antidumping and countervailing duties of $2.9 million, insurance reimbursements of $1.7 million and foreign currency gains of $1.5 million. Other income, net in the three months ended April 1, 2023 primarily consisted of foreign currency gains of $1.9 million, cash received on impaired notes of $1.4 million, insurance reimbursements of $1.2 million, partially offset by pension expense of $1.7 million.
Income Taxes – Income tax benefit was $3.4 million in the three months ended March 30, 2024 compared to an income tax expense of $3.5 million in the three months ended April 1, 2023. The effective tax rate in the three months ended March 30, 2024 was 11.0% compared to 29.2% in the three months ended April 1, 2023. The effective tax rate for the three months ended March 30, 2024 was primarily driven by $2.0 million of tax expense on uncertain tax positions from ongoing audits as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. The effective tax rate for the three months ended April 1, 2023 was primarily driven by $1.2 million of tax expense attributable to share-based compensation, partially offset by $0.2 million of tax benefit attributable to uncertain tax positions taken in the previous years.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. We regularly monitor developments in our jurisdictions and consider the impact of the tax-related proposals as they arise. We do not expect the minimum tax to have a material impact to our financial statements.
For more information, refer to Note 11 - Income Taxes of our consolidated financial statements included in this Form 10-Q.
Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense, net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Three Months Ended March 30, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$16,285	$22	$16,307	$(44,037)	$(27,730)
Income tax expense (benefit)	7,432	2,858	10,290	(13,721)	(3,431)
Depreciation and amortization(1)	17,991	7,493	25,484	15,945	41,429
Interest expense, net	702	344	1,046	14,646	15,692
Special items:(2)
Net legal and professional expenses and settlements	795	253	1,048	16,142	17,190
Restructuring and asset-related charges	13,898	3,956	17,854	205	18,059
M&A related costs	42	—	42	1,083	1,125
Net gain on sale of property and equipment	(2,838)	(27)	(2,865)	—	(2,865)
Loss on extinguishment and refinancing of debt	—	—	—	1,449	1,449
Share-based compensation expense	1,218	547	1,765	3,294	5,059
Non-cash foreign exchange transaction/translation loss (gain)	34	(943)	(909)	(637)	(1,546)
Other special items	5,639	—	5,639	(1,362)	4,277
Adjusted EBITDA from continuing operations	$61,198	$14,503	$75,701	$(6,993)	$68,708
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.
(2)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our consolidated financial statements included in this Form 10-Q.

	Three Months Ended April 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$35,249	$7,299	$42,548	$(34,083)	$8,465
Income tax expense (benefit)	14,533	1,415	15,948	(12,460)	3,488
Depreciation and amortization	17,798	7,433	25,231	3,112	28,343
Interest expense, net	2,834	128	2,962	18,530	21,492
Special items:(1)
Net legal and professional expenses and settlements	—	70	70	1,752	1,822
Restructuring and asset-related charges	7,812	1,267	9,079	187	9,266
M&A related costs	246	—	246	2,454	2,700
Net loss (gain) on sale of property and equipment	24	(105)	(81)	—	(81)
Share-based compensation expense	960	499	1,459	2,665	4,124
Non-cash foreign exchange transaction/translation (gain) loss	(185)	(1,708)	(1,893)	278	(1,615)
Other special items	(73)	1,339	1,266	47	1,313
Adjusted EBITDA from continuing operations	$79,198	$17,637	$96,835	$(17,518)	$79,317
(1)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our financial statements included in this Form 10-Q.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Comparison of the Three Months Ended March 30, 2024 to the Three Months Ended April 1, 2023

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Net revenues from external customers			% Variance
North America	$679,994	$768,033	(11.5)%
Europe	279,132	312,489	(10.7)%
Total Consolidated	$959,126	$1,080,522	(11.2)%
Percentage of total consolidated net revenues
North America	70.9%	71.1%
Europe	29.1%	28.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$61,198	$79,198	(22.7)%
Europe	14,503	17,637	(17.8)%
Corporate and unallocated costs	(6,993)	(17,518)	(60.1)%
Total Consolidated	$68,708	$79,317	(13.4)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	9.0%	10.3%
Europe	5.2%	5.6%
Total Consolidated	7.2%	7.3%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information of our financial statements included in this Form 10-Q.
North America
Net revenues in North America decreased $88.0 million, or 11.5%, to $680.0 million in the three months ended March 30, 2024 from $768.0 million in the three months ended April 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 12%. Core Revenues decreased due to an 11% unfavorable volume/mix driven by weakened market demand and 1% unfavorable price realization.
Adjusted EBITDA from continuing operations in North America decreased $18.0 million to $61.2 million, or 22.7%, in the three months ended March 30, 2024 from $79.2 million in the three months ended April 1, 2023. The decrease was primarily due to unfavorable volume mix, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $33.4 million, or 10.7%, to $279.1 million in the three months ended March 30, 2024 from $312.5 million in the three months ended April 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 12%. Core Revenues decreased due to unfavorable volume/mix of 14% primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $3.1 million, or 17.8%, to $14.5 million in the three months ended March 30, 2024 from $17.6 million in the three months ended April 1, 2023. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity and positive price/cost.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $10.5 million, or 60.1%, to $7.0 million in the three months ended March 30, 2024, from $17.5 million in the three months ended April 1, 2023. The decrease in cost was primarily due to corporate function expense savings and insurance reimbursements received during the three months three months ended April 1, 2023.

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
As of March 30, 2024, we had total liquidity (a non-GAAP measure) of $660.1 million, consisting of $234.5 million in unrestricted cash, $425.6 million available for borrowing under the ABL Facility, compared to total liquidity of $750.6 million as of December 31, 2023. The decrease in total liquidity was primarily due to lower cash balances at March 30, 2024 compared to December 31, 2023.
As of March 30, 2024, our cash balances, including $0.8 million of restricted cash, consisted of $39.5 million in the U.S. and $195.7 million in non-U.S. subsidiaries. During the fiscal year ended December 31, 2023, we repatriated $21.8 million from non-U.S. subsidiaries. We utilized cash repatriated from non-U.S. subsidiaries to repay a portion of the outstanding ABL Facility during the year ended December 31, 2023. Based on our current and forecasted level of operations and seasonality of our business, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100 basis point decrease in interest rates would have reduced our interest expense by $2.4 million in the three months ended March 30, 2024. A 100 basis point increase in interest rates would have increased our interest expense by $2.4 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In June 2023, we amended the Term Loan Facility to replace LIBOR with a Term SOFR based rate as the successor benchmark rate and made certain other technical amendments and related conforming changes. All other material terms and conditions were unchanged.
In August 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in year ended December 31, 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
In January 2024, we amended the Term Loan Facility to lower the applicable margin for replacement term loans, remove certain provisions no longer relevant to the parties, and make certain other technical amendments and related conforming changes. Pursuant to the amendment, replacement term loans bear interest at SOFR plus a margin of 1.75% to 2.00% depending on JWI’s corporate credit ratings, compared to a margin of 2.00% to 2.25% under the previous amendment. All other material terms and conditions of the Term Loan Agreement were unchanged.
As of March 30, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.

Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 10 - Long-Term Debt of our consolidated financial statements for additional details.
Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Cash provided by (used in):
Operating activities	$(10,998)	$(656)
Investing activities	(30,514)	(19,032)
Financing activities	(6,808)	(99)
Effect of changes in exchange rates on cash and cash equivalents	(5,617)	2,910
Net change in cash and cash equivalents	$(53,937)	$(16,877)
(1) Cash flow information for the three months ended April 1, 2023 is inclusive of cash flows from JW Australia as discontinued operations through the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash used in operating activities increased $10.3 million to $11.0 million in the three months ended March 30, 2024, compared to $0.7 million in the three months ended April 1, 2023. The increase in cash used by operating activities was primarily due to decreased earnings of $42.9 million and an unfavorable impact from accrued expenses of $28.6 million, due primarily to higher payments of performance-based variable compensation, partially offset by a $62.7 million improvement in net cash provided by our working capital accounts. The impact of Accounts receivable, net of $82.6 million was favorable in the three months ended March 30, 2024, compared to the three months ended April 1, 2023, which was primarily due to decreased sales and slightly improved collections. Cash flow used by Inventory was $45.6 million unfavorable compared to the three months ended April 1, 2023, while cash flow provided by Accounts payable was $25.6 million favorable compared to the three months ended April 1, 2023. The changes in Inventory and Accounts payable were primarily due to increased inventory purchases made during the three months ended March 30, 2024, in anticipation of expected growth in the remaining months of 2024.
Cash Flow from Investing Activities
Net cash used in investing activities increased $11.5 million to $30.5 million in the three months ended March 30, 2024 compared to $19.0 million in the three months ended April 1, 2023, primarily driven by a $11.1 million increase in capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities increased $6.7 million to $6.8 million in the three months ended March 30, 2024 compared to $0.1 million in the three months ended April 1, 2023, primarily due to net debt payments and payments of debt extinguishment costs of $7.7 million in the three months ended March 30, 2024 compared to net debt borrowings of $0.3 million in the three months ended April 1, 2023.
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
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of March 30, 2024 was $895.6 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Information relating to this item is included within Note 21 - Commitments and Contingencies of our unaudited financial statements included elsewhere in this Form 10-Q.

Item 1A - Risk Factors

    There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2023.

Item 5 - Other Information
(c) During the three months ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 7, 2024