Form 10-Q
period 2024-06-29
JELD-WEN Holding, Inc.
filed 2024-08-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 84,542,636 shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 2024.

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

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low-Taxed Income
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NOL	Net operating loss

PaDEP	Pennsylvania Department of Environmental Protection
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.625% and maturing in December 2025 ($200.0 of which were redeemed in August 2023) and $400.0 million bearing interest at 4.875% and maturing in December 2027.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag® , Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•failure to successfully implement our strategic and transformation journey initiatives, including our productivity, cost reduction and global footprint rationalization initiatives;
•disruptions in our operations due to natural disasters, public health issues, such as COVID-19, and armed conflicts, including the ongoing conflict between Russia and Ukraine and instabilities in the Middle East;
•economic and geopolitical uncertainty and risks that arise from operating a multinational business;
•changes to tariff, trade or investment policies or laws;
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

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$986,016	$1,125,767	$1,945,142	$2,206,289
Cost of sales	795,971	900,212	1,582,517	1,788,947
Gross margin	190,045	225,555	362,625	417,342
Selling, general and administrative	168,450	162,477	351,254	315,240
Restructuring and asset-related charges (Note 16)	16,447	6,812	34,506	16,078
Operating income (loss)	5,148	56,266	(23,135)	86,024
Interest expense, net	16,564	20,854	32,256	42,346
Loss on extinguishment and refinancing of debt (Note 10)	—	—	1,449	—
Other (income) expense, net (Note 18)	(2,488)	2,159	(16,751)	(1,528)
(Loss) income from continuing operations before taxes	(8,928)	33,253	(40,089)	45,206
Income tax expense (Note 11)	9,563	10,751	6,132	14,239
(Loss) income from continuing operations, net of tax	(18,491)	22,502	(46,221)	30,967
Income from discontinued operations, net of tax (Note 2)	—	15,779	—	22,448
Net (loss) income	$(18,491)	$38,281	$(46,221)	$53,415

Weighted average common shares outstanding (Note 14):
Basic	85,271,699	84,964,935	85,397,067	84,781,940
Diluted	85,271,699	85,764,785	85,397,067	85,417,344
Net (loss) income per share from continuing operations
Basic	$(0.22)	$0.26	$(0.54)	$0.37
Diluted	$(0.22)	$0.26	$(0.54)	$0.36
Net income per share from discontinued operations
Basic	$—	$0.19	$—	$0.26
Diluted	$—	$0.18	$—	$0.26
Net (loss) income per share
Basic	$(0.22)	$0.45	$(0.54)	$0.63
Diluted	$(0.22)	$0.45	$(0.54)	$0.63

Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income	$(18,491)	$38,281	$(46,221)	$53,415
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense of $58, $572, $1,205 and $1,153, respectively	(3,944)	(8,494)	(22,242)	(321)
Net investment hedge adjustments, net of tax expense of $854 during the three and six months ended July 1, 2023.	—	2,511	—	2,511
Interest rate hedge adjustments, net of tax expense (benefit) of $25, $(774), $110, and $(1,824), respectively	74	(2,276)	326	(5,361)
Defined benefit pension plans, net of tax expense of $7, $13, $9 and $36, respectively	24	34	30	96
Total other comprehensive (loss), net of tax	(3,846)	(8,225)	(21,886)	(3,075)
Comprehensive (loss) income	$(22,337)	$30,056	$(68,107)	$50,340

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 29, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$212,821	$288,312
Restricted cash	818	835
Accounts receivable, net (Note 3)	507,492	516,674
Inventories (Note 4)	487,703	481,451
Other current assets	63,461	71,507
Assets held for sale (Note 17)	145,736	135,563
Total current assets	1,418,031	1,494,342
Property and equipment, net (Note 5)	653,430	644,242
Deferred tax assets	153,662	150,453
Goodwill (Note 6)	381,748	390,170
Intangible assets, net (Note 7)	105,381	123,910
Operating lease assets, net	137,600	146,931
Other assets	38,224	30,077
Total assets	$2,888,076	$2,980,125
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$310,219	$269,322
Accrued payroll and benefits	100,803	132,550
Accrued expenses and other current liabilities (Note 8)	243,366	233,796
Current maturities of long-term debt (Note 10)	35,384	36,177
Liabilities held for sale (Note 17)	7,931	7,064
Total current liabilities	697,703	678,909
Long-term debt (Note 10)	1,179,002	1,190,075
Unfunded pension liability	26,720	26,502
Operating lease liability	113,518	121,993
Deferred credits and other liabilities	95,634	104,831
Deferred tax liabilities	5,474	7,170
Total liabilities	2,118,051	2,129,480
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,511,647 and 85,309,220 shares issued and outstanding as of June 29, 2024 and December 31, 2023, respectively.	845	853
Additional paid-in capital	763,930	752,171
Retained earnings	122,446	192,931
Accumulated other comprehensive loss	(117,196)	(95,310)
Total shareholders’ equity	770,025	850,645
Total liabilities and shareholders’ equity	$2,888,076	$2,980,125

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	June 29, 2024		July 1, 2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,901,543	$859	84,916,876	$849
Shares issued for exercise/vesting of share-based compensation awards	233,168	2	188,206	1
Shares repurchased	(1,600,000)	(16)	—	—
Shares surrendered for tax obligations for employee share-based transactions	(23,064)	—	(56,145)	—
Balance at period end	84,511,647	$845	85,048,937	$850
Additional paid-in capital
Balance at beginning of period		$759,513		$739,447
Shares issued for exercise/vesting of share-based compensation awards		479		135
Shares surrendered for tax obligations for employee share-based transactions		(463)		(869)
Amortization of share-based compensation		5,074		5,302
Balance at period end		764,603		744,015
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$763,930		$743,342
Retained earnings
Balance at beginning of period		$165,201		$145,620
Shares repurchased		(24,264)		—
Net income		(18,491)		38,281
Balance at period end		$122,446		$183,901
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(113,350)		$(137,484)
Foreign currency adjustments		(3,944)		(8,494)
Unrealized gain on net investment hedges		—		2,511
Unrealized gain (loss) on interest rate hedges		74		(2,276)
Net actuarial pension gain		24		34
Balance at period end		$(117,196)		$(145,709)

Total shareholders’ equity at period end		$770,025		$782,384

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	June 29, 2024		July 1, 2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,309,220	$853	84,347,712	$843
Shares issued for exercise/vesting of share-based compensation awards	846,499	9	792,234	8
Shares repurchased	(1,600,000)	(16)	—	—
Shares surrendered for tax obligations for employee share-based transactions	(44,072)	(1)	(91,009)	(1)
Balance at period end	84,511,647	$845	85,048,937	$850
Additional paid-in capital
Balance at beginning of period		$752,844		$735,526
Shares issued for exercise/vesting of share-based compensation awards		2,491		135
Shares surrendered for tax obligations for employee share-based transactions		(865)		(1,331)
Amortization of share-based compensation		10,133		9,685
Balance at period end		764,603		744,015
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$763,930		$743,342
Retained earnings
Balance at beginning of period		$192,931		$130,486
Shares repurchased		(24,264)		—
Net (loss) income		(46,221)		53,415
Balance at period end		$122,446		$183,901
Accumulated other comprehensive income (loss)
Balance at beginning of period		$(95,310)		$(142,634)
Foreign currency adjustments		(22,242)		(321)
Unrealized gain on net investment hedges		—		2,511
Unrealized gain (loss) on interest rate hedges		326		(5,361)
Net actuarial pension gain		30		96
Balance at period end		$(117,196)		$(145,709)

Total shareholders’ equity at period end		$770,025		$782,384

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net (loss) income	$(46,221)	$53,415
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	69,678	71,752
Deferred income taxes	(11,803)	(946)
Net (gain) loss on disposition of assets	(2,755)	129
Adjustment to carrying value of assets	9,193	3,237
Amortization of deferred financing costs	869	1,572
Loss on extinguishment and refinancing of debt	787	—
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	4,290	—
Stock-based compensation	10,133	9,685
Amortization of U.S. pension expense	—	250
Recovery of cost from receipts on impaired notes	(1,389)	(1,675)
Other items, net	(3,908)	(7,991)
Net change in operating assets and liabilities:
Accounts receivable	(2,250)	(75,949)
Inventories	(14,155)	50,073
Other assets	7,695	6,702
Accounts payable and accrued expenses	19,588	44,476
Change in short-term and long-term tax liabilities	626	(1,359)
Net cash provided by operating activities	40,378	153,371
INVESTING ACTIVITIES
Purchases of property and equipment	(67,839)	(41,951)
Proceeds from sale of property and equipment	4,255	432
Purchase of intangible assets	(6,294)	(4,981)
Recovery of cost from receipts on impaired notes	1,389	1,675
Cash received for notes receivable	2	93
Cash received from insurance proceeds	1,655	3,165
Change in securities for deferred compensation plan	(2,817)	(659)
Net cash used in investing activities	(69,649)	(42,226)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(15,776)	(70,326)
Common stock issued for exercise of options	2,500	143
Common stock repurchased	(24,280)	—
Payments to tax authorities for employee share-based compensation	(866)	(603)
Payments related to the sale of JW Australia	(1,355)	—
Net cash used in financing activities	(39,777)	(70,786)
Effect of foreign currency exchange rates on cash	(6,460)	2,210
Net (decrease) in cash and cash equivalents	(75,508)	42,569
Cash, cash equivalents and restricted cash, beginning	289,147	220,868
Cash, cash equivalents and restricted cash, ending	$213,639	$263,437
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of June 29, 2024 and for the three and six months ended June 29, 2024 and July 1, 2023, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided for tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a receivable for an ERC from the U.S. government of $6.1 million in other income, net in the fourth quarter of 2023. The balance is included in other current assets in the accompanying consolidated balance sheets as of June 29, 2024 and December 31, 2023, respectively.

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
Subsequent to the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. As of June 29, 2024, we had a liability of $4.5 million relating to these matters, which was included in accrued expenses and other current liabilities in our consolidated balance sheet. As of December 31, 2023, our liability relating to these matters was $8.2 million, of which $6.1 million was included in accrued expenses and other current liabilities, and the remaining was included in deferred credits and other liabilities in the accompanying consolidated balance sheet.
Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended	Six Months Ended
(amounts in thousands)	July 1, 2023	July 1, 2023
Net revenues	$156,206	$301,876
Cost of sales	106,186	211,575
Gross margin	50,020	90,301
Selling, general and administrative	28,732	61,477
Restructuring and asset-related charges	—	—
Operating income	21,288	28,824
Interest income, net	(414)	(685)
Other income, net	(871)	(2,257)
Income from discontinued operations before taxes	22,573	31,766
Income tax expense	6,794	9,318
Income from discontinued operations, net of tax	$15,779	$22,448
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

Six Months Ended
(amounts in thousands)	July 1, 2023
Depreciation and amortization	$5,196
Capital expenditures	6,229
Share-based incentive compensation	812
Provision for bad debt	5,062
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
At June 29, 2024 and December 31, 2023, we had an allowance for credit losses of $9.8 million and $11.3 million, respectively. The decrease in the allowance for credit losses in the six months ended June 29, 2024 was primarily due to decreased sales and an improved portfolio of aged receivables in our North America segment.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	June 29, 2024	December 31, 2023
Raw materials	$396,613	$404,360
Work in process	20,777	21,141
Finished goods	97,974	84,954
Inventory valuation reserves	(27,661)	(29,004)
Total inventories	$487,703	$481,451
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Note 5. Property and Equipment, Net

(amounts in thousands)	June 29, 2024	December 31, 2023
Property and equipment	$1,966,754	$1,966,371
Accumulated depreciation	(1,313,324)	(1,322,129)
Total property and equipment, net	$653,430	$644,242
We recorded accelerated depreciation of our plant and equipment of $5.8 million during the three and six months ended June 29, 2024, and $1.1 million and $3.2 million during the three and six months ended July 1, 2023, respectively, within restructuring and asset-related charges in the accompanying consolidated statements of operations. For more information, refer to Note 16 - Restructuring and Asset-Related Charges. Additionally, we recorded accelerated depreciation of $9.1 million in the three and six months ended July 1, 2023 from reviews of North America equipment capacity optimization. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $7.2 million as of June 29, 2024 compared to December 31, 2023, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$20,464	$30,255	$40,462	$50,528
Selling, general and administrative	1,127	1,243	2,248	2,888
Total depreciation expense	$21,591	$31,498	$42,710	$53,416
Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2023	$182,412	$268,512	$450,924
Foreign currency translation	(215)	(10,267)	(10,482)
Gross carrying amount at June 29, 2024	$182,197	$258,245	$440,442

Accumulated impairment losses at December 31, 2023	$—	$(60,754)	$(60,754)
Foreign currency translation	—	2,060	2,060
Accumulated impairment losses at June 29, 2024	$—	$(58,694)	$(58,694)

Balance, net of impairment at June 29, 2024	$182,197	$199,551	$381,748

Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	June 29, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$121,437	$(87,021)	$34,416
Software	69,837	(26,750)	43,087
Trademarks and trade names	31,739	(11,456)	20,283
Patents, licenses and rights	12,638	(5,043)	7,595
Total amortizable intangibles	$235,651	$(130,270)	$105,381

	December 31, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$123,713	$(84,281)	$39,432
Software	113,429	(58,424)	55,005
Trademarks and trade names	32,148	(10,802)	21,346
Patents, licenses and rights	12,666	(4,539)	8,127
Total amortizable intangibles	$281,956	$(158,046)	$123,910
We recorded accelerated amortization of $14.1 million during the six months ended June 29, 2024 for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $0.7 million as of June 29, 2024 compared to December 31, 2023.
Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization expense	$4,907	$5,999	$23,823	$12,000

Note 8. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	June 29, 2024	December 31, 2023
Accrued sales and advertising rebates	$71,725	$82,732
Current portion of operating lease liability	34,101	32,477
Non-income related taxes	23,078	20,072
Current portion of warranty liability (Note 9)	21,928	22,819
Accrued freight	17,674	18,963
Current portion of accrued claim costs relating to self-insurance programs	15,810	14,079
Accrued expenses	14,452	15,758
Current portion of restructuring accrual (Note 16)	12,896	3,375
Current portion of uncertain tax positions (Note 11)	10,638	—
Legal claims provision (Note 21)	7,159	2,683
Deferred revenue and customer deposits	6,104	7,189
Accrued income taxes payable	5,416	9,252
Accrued interest payable	1,652	1,401
Current portion of derivative liability (Note 19)	733	2,996
Total accrued expenses and other current liabilities	$243,366	$233,796
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	June 29, 2024	July 1, 2023
Balance as of January 1	$53,247	$52,389
Current period charges	12,740	16,471
Experience adjustments	633	242
Payments	(13,307)	(15,118)
Currency translation	(423)	207
Balance at period end	52,890	54,191
Current portion	(21,928)	(22,788)
Long-term portion	$30,962	$31,403
The most significant component of our warranty liability was in the North America segment. As of June 29, 2024, the warranty liability in the North America segment totaled $46.7 million, after discounting future estimated cash flows at rates between 0.53% and 4.23%. Without discounting, the liability would have increased by approximately $3.5 million.

Note 10. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	June 29, 2024	June 29, 2024	December 31, 2023
(amounts in thousands)	Interest Rate
Senior Notes	4.63% - 4.88%	$600,000	$600,000
Term Loan Facility	7.44%(1)	533,569	536,250
Finance leases and other financing arrangements	1.00% - 8.95%(1)	65,204	74,460
Mortgage notes	5.68% - 6.18%(1)	20,748	22,070
Total Debt		1,219,521	1,232,780
Unamortized debt issuance costs and original issue discounts		(5,135)	(6,528)
Current maturities of long-term debt		(35,384)	(36,177)
Long-term debt		$1,179,002	$1,190,075
(1)Term Loan B, mortgage notes and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of June 29, 2024 are as follows:
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
As of June 29, 2024, the outstanding principal balance, net of original issue discount, was $532.9 million.

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
As of June 29, 2024, we had no outstanding borrowings, $2.8 million in letters of credit and $478.8 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of June 29, 2024, we had DKK 144.6 million ($20.7 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of June 29, 2024, we had $65.2 million outstanding in this category, with maturities ranging from 2024 to 2031.
As of June 29, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was (107.1)% and (15.3)% for the three and six months ended June 29, 2024, respectively, and 32.3% and 31.5% for the three and six months ended July 1, 2023, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $9.6 million and $6.1 million from continuing operations in the three and six months ended June 29, 2024, respectively, and an income tax expense of $10.8 million and $14.2 million from continuing operations in the three and six months ended July 1, 2023, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended June 29, 2024 was $9.4 million, compared to a tax expense of $1.5 million for the three months ended July 1, 2023. The discrete tax expense amounts for the three months ended June 29, 2024 comprised primarily of $7.7 million of tax expense due to changes in uncertain tax positions relating primarily to a historical income tax audit and $2.2 million attributable to an increase in the valuation allowance recorded against our U.S. state tax attributes due to changes in estimated forecasted earnings. The discrete tax expense amounts for the three months ended July 1, 2023 comprised primarily of a $1.5 million of tax expense attributable to an increase in the valuation allowance recorded against our state U.S. state tax attributes due to changes in estimated forecasted earnings.
The tax expense for discrete items included in the tax provision for continuing operations for the six months ended June 29, 2024 was $12.1 million, compared to a tax expense of $2.6 million for the six months ended July 1, 2023. The discrete tax expense amounts for the six months ended June 29, 2024 comprised primarily of $9.7 million of tax expense due to changes in uncertain tax positions from ongoing audits and $2.3 million attributable to an increase in the valuation allowance recorded against our tax attributes due to changes in estimated forecasted earnings. The discrete tax expense amounts for the six months ended July 1, 2023 comprised primarily of $1.5 million of tax expense attributable to an increase in the valuation allowance recorded against our U.S. state tax attributes due to changes in estimated forecasted earnings and $1.2 million of tax expense attributable to share-based compensation.
Under ASC 740-10, we provide for uncertain tax positions and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of June 29, 2024 and December 31, 2023, we had a liability for unrecognized tax benefits without regard to accrued interest of $45.3 million and $38.9 million, respectively. As of June 29, 2024, $10.6 of our liability for unrecognized tax benefits without regard to accrued interest was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. We regularly monitor developments in our jurisdictions and consider the impact of the tax-related proposals as they arise. We do not expect the minimum tax to have a material impact on our financial statements.
As of June 29, 2024, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings.
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

The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 29, 2024
Total net revenues	$710,651	$277,081	$987,732	$—	$987,732
Intersegment net revenues	(52)	(1,664)	(1,716)	—	(1,716)
Net revenues from external customers	$710,599	$275,417	$986,016	$—	$986,016
Three Months Ended July 1, 2023
Total net revenues	$817,184	$309,562	$1,126,746	$—	$1,126,746
Intersegment net revenues	(72)	(907)	(979)	—	(979)
Net revenues from external customers	$817,112	$308,655	$1,125,767	$—	$1,125,767

(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 29, 2024
Total net revenues	$1,390,653	$556,879	$1,947,532	$—	$1,947,532
Intersegment net revenues	(60)	(2,330)	(2,390)	—	(2,390)
Net revenues from external customers	$1,390,593	$554,549	$1,945,142	$—	$1,945,142
Six Months Ended July 1, 2023
Total net revenues	$1,585,306	$622,183	$2,207,489	$—	$2,207,489
Intersegment net revenues	(161)	(1,039)	(1,200)	—	(1,200)
Net revenues from external customers	$1,585,145	$621,144	$2,206,289	$—	$2,206,289

	Three Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$30,717	$(5,025)	$25,692	$(44,183)	$(18,491)
Income tax expense (benefit)	12,913	10,300	23,213	(13,650)	9,563
Depreciation and amortization	18,900	7,563	26,463	1,786	28,249
Interest expense, net	616	587	1,203	15,361	16,564
Special items:
Net legal and professional expenses and settlements	922	1,119	2,041	18,305	20,346
Restructuring and asset-related charges	9,227	6,669	15,896	551	16,447
M&A related costs	(42)	—	(42)	5,095	5,053
Net gain on sale of property and equipment	287	(159)	128	(18)	110
Share-based compensation expense	1,043	101	1,144	3,930	5,074
Non-cash foreign exchange transaction/translation loss (gain)	228	(2,353)	(2,125)	933	(1,192)
Other special items	826	1,620	2,446	670	3,116
Adjusted EBITDA from continuing operations	$75,637	$20,422	$96,059	$(11,220)	$84,839

	Three Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$51,269	$10,656	$61,925	$(39,423)	$22,502
Income tax expense (benefit)	21,127	3,080	24,207	(13,456)	10,751
Depreciation and amortization(1)	27,699	7,499	35,198	3,016	38,214
Interest expense, net	750	417	1,167	19,687	20,854
Special items:
Net legal and professional expenses and settlements	2	2,386	2,388	1,998	4,386
Restructuring and asset-related charges	5,658	515	6,173	639	6,812
M&A related costs	321	—	321	948	1,269
Net loss (gain) on sale of property and equipment	360	(192)	168	—	168
Share-based compensation expense	1,492	484	1,976	2,773	4,749
Non-cash foreign exchange transaction/translation (gain) loss	(114)	557	443	4	447
Other special items	254	(1,540)	(1,286)	5	(1,281)
Adjusted EBITDA from continuing operations	$108,818	$23,862	$132,680	$(23,809)	$108,871
(1)North America depreciation and amortization expense in the three months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

	Six Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$47,002	$(5,003)	$41,999	$(88,220)	$(46,221)
Income tax expense (benefit)	20,345	13,158	33,503	(27,371)	6,132
Depreciation and amortization(1)	36,891	15,056	51,947	17,731	69,678
Interest expense, net	1,318	931	2,249	30,007	32,256
Special items:
Net legal and professional expenses and settlements	1,717	1,372	3,089	34,447	37,536
Restructuring and asset-related charges	23,125	10,625	33,750	756	34,506
M&A related costs	—	—	—	6,178	6,178
Net gain on sale of property and equipment	(2,551)	(186)	(2,737)	(18)	(2,755)
Loss on extinguishment and refinancing of debt			—	1,449	1,449
Share-based compensation expense	2,261	648	2,909	7,224	10,133
Non-cash foreign exchange transaction/translation loss (gain)	262	(3,296)	(3,034)	296	(2,738)
Other special items	6,465	1,620	8,085	(692)	7,393
Adjusted EBITDA from continuing operations	$136,835	$34,925	$171,760	$(18,213)	$153,547
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

	Six Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$86,518	$17,955	$104,473	$(73,506)	$30,967
Income tax expense (benefit)	35,660	4,495	40,155	(25,916)	14,239
Depreciation and amortization(1)	45,497	14,932	60,429	6,128	66,557
Interest expense, net	3,584	545	4,129	38,217	42,346
Special items:
Net legal and professional expenses and settlements	2	2,456	2,458	3,750	6,208
Restructuring and asset-related charges	13,470	1,782	15,252	826	16,078
M&A related costs	567	—	567	3,402	3,969
Net loss (gain) on sale of property and equipment	384	(297)	87	—	87
Share-based compensation expense	2,452	983	3,435	5,438	8,873
Non-cash foreign exchange transaction/translation (gain) loss	(299)	(1,151)	(1,450)	282	(1,168)
Other special items	181	(201)	(20)	52	32
Adjusted EBITDA from continuing operations	$188,016	$41,499	$229,515	$(41,327)	$188,188
(1)North America depreciation and amortization expense in the six months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Reconciliations of income from continuing operations, net of tax to Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(Loss) income from continuing operations, net of tax	$(18,491)	$22,502	(46,221)	30,967
Income tax expense	9,563	10,751	6,132	14,239
Depreciation and amortization(1)	28,249	38,214	69,678	66,557
Interest expense, net	16,564	20,854	32,256	42,346
Special items:
Net legal and professional expenses and settlements(2)	20,346	4,386	37,536	6,208
Restructuring and asset-related charges(3)(4)	16,447	6,812	34,506	16,078
M&A related costs(5)	5,053	1,269	6,178	3,969
Net loss (gain) on sale of property and equipment(6)	110	168	(2,755)	87
Loss on extinguishment and refinancing of debt(7)	—	—	1,449	—
Share-based compensation expense(8)	5,074	4,749	10,133	8,873
Non-cash foreign exchange transaction/translation (gain) loss(9)	(1,192)	447	(2,738)	(1,168)
Other special items(10)	3,116	(1,281)	7,393	32
Adjusted EBITDA from continuing operations	$84,839	$108,871	$153,547	$188,188
(1)Depreciation and amortization expense in the six months ended June 29, 2024 includes accelerated amortization of $14.1 million in Corporate and unallocated costs for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. Depreciation and amortization expense in the three and six months ended July 1, 2023 includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(2)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $18.2 million and $34.6 million in the three and six months ended June 29, 2024, respectively, and $3.5 million and $4.9 million in the three and six months ended July 1, 2023, respectively. These expenses primarily relate to the engagement of one transformation consultant for a period spanning third quarter of 2023 through the fourth quarter of 2024, for which we incurred $13.8 million and $28.4 million in the three and six months ended June 29, 2024, respectively, and $0.4 million in the three and six months ended July 1, 2023. Additionally, net legal and professional expenses and settlements include amounts relating to litigation of historic legal matters of $1.5 million and $2.6 million in the three and six months ended June 29, 2024, respectively, and of $1.1 million and $1.4 million and in the three and six months ended July 1, 2023, respectively.
(3)Represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(4)For the three and six months ended June 29, 2024, $6.4 million of product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA.
(5)M&A related costs consists primarily of legal and professional expenses related to the potential disposition of Towanda.
(6)Net gain on sale of property and equipment, primarily in Chile, in the six months ended June 29, 2024.
(7)Loss on extinguishment and refinancing of debt of $1.4 million associated with an amendment of our Term Loan Facility.
(8)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(9)Non-cash foreign exchange transaction/translation gain primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(10)Other special items not core to ongoing business activity include: (i) in the three months ended June 29, 2024, a one-time realized foreign currency loss of $1.6 million in our Europe segment related to a cash repatriation event; (ii) in the three months ended July 1, 2023, ($2.8) million in compensation and non-income taxes associated with exercises of legacy equity awards in our Europe segment; (iii) in the six months ended June 29, 2024, a loss of $4.3 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile in our North America segment, a one-time realized foreign currency loss of $1.6 million in our Europe segment related to a cash repatriation event, and ($1.5) million of cash received on an impaired note in Corporate and unallocated costs.
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
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 29, 2024 and December 31, 2023 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, our Board of Directors decreased our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of June 29, 2024, $175.7 million was remaining under the repurchase program.
During the three and six months ended June 29, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18. We did not repurchase shares of our Common Stock during the three and six months ended July 1, 2023.
Note 14. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted average outstanding shares of Common Stock basic	85,271,699	84,964,935	85,397,067	84,781,940
Restricted stock units, performance share units and options to purchase Common Stock	—	799,850	—	635,404
Weighted average outstanding shares of Common Stock diluted	85,271,699	85,764,785	85,397,067	85,417,344
For the three and six months ended June 29, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common Stock options	1,265,738	1,755,793	1,243,864	1,714,881
Restricted stock units	1,071,024	6,371	1,181,019	18,197
Performance share units	511,392	317,532	430,981	256,435

Note 15. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	June 29, 2024		July 1, 2023
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	26,917	$13.15
Options exercised	48,728	$9.87	19,715	$9.83
Options cancelled	65,331	$16.31	70,495	$21.30

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	100,177	$19.21	154,324	$13.70
PSUs granted	—	$—	15,209	$17.69

	Six Months Ended
	June 29, 2024		July 1, 2023
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	365,412	$18.52	262,809	$13.28
Options exercised	191,908	$13.02	19,715	$9.83
Options cancelled	74,471	$17.67	77,890	$21.77

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	936,088	$18.60	1,490,329	$13.26
PSUs granted	417,347	$22.60	307,273	$17.38

Stock-based compensation expense was $5.0 million and $10.1 million for the three and six months ended June 29, 2024 and $4.8 million and $8.9 million for the three and six months ended July 1, 2023, respectively. As of June 29, 2024, we had $26.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.69 years.
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
The following table summarizes the restructuring and asset-related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 29, 2024
Restructuring severance and employee-related charges	$2,062	$3,877	$355	$6,294
Other restructuring associated costs	2,018	1,861	—	3,879
Asset-related charges	5,147	931	196	6,274
Other restructuring associated costs and asset-related charges	7,165	2,792	196	10,153
Total restructuring and asset-related charges	$9,227	$6,669	$551	$16,447
Three Months Ended July 1, 2023
Restructuring severance and employee-related charges	$286	$1,706	$639	$2,631
Other restructuring associated costs (income)	4,306	(1,191)	—	3,115
Asset-related charges	1,066	—	—	1,066
Other restructuring associated costs and asset-related charges (income)	5,372	(1,191)	—	4,181
Total restructuring and asset-related charges, net	$5,658	$515	$639	$6,812

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 29, 2024
Restructuring severance and employee-related charges	$10,951	$7,275	$560	$18,786
Other restructuring associated costs	4,108	2,419	—	6,527
Asset-related charges	8,066	931	196	9,193
Other restructuring associated costs and asset-related charges	12,174	3,350	196	15,720
Total restructuring and asset-related charges	$23,125	$10,625	$756	$34,506
Six Months Ended July 1, 2023
Restructuring severance and employee-related charges	$3,342	$2,793	$826	$6,961
Other restructuring associated costs (income)	6,891	(1,191)	—	5,700
Asset-related charges	3,237	180	—	3,417
Other restructuring associated costs and asset-related charges (income)	10,128	(1,011)	—	9,117
Total restructuring and asset-related charges	$13,470	$1,782	$826	$16,078
The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	June 29, 2024	July 1, 2023
Balance as of January 1	$3,375	$5,021
Current period charges	25,313	12,661
Payments	(15,586)	(15,067)
Currency translation	(206)	75
Balance at period end	$12,896	$2,690
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
On April 11, 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of June 29, 2024 the remaining restructuring accrual for these plans is $8.6 million and the remaining cash outlay is expected to be $22.4 million. We expect to substantially complete the facility closures by the first quarter of 2025. After completion of the site closures, we expect to realize annual pre-tax income improvements of at least $11.0 million.

Costs and cash outlays associated with the plans:

North America: Vista, California and Hawkins, Wisconsin	Total Estimated	Cumulative	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)	Costs	Costs to-date	June 29, 2024	June 29, 2024
Restructuring severance and employee-related charges(1)	$11,500	$10,546	$1,726	$10,546
Other restructuring associated costs(1)	7,600	1,355	1,355	1,355
Product-related cash charges(2)	5,000	2,649	2,649	2,649
Total cash charges	24,100	14,550	5,730	14,550
Asset-related charges(1)	9,300	3,215	3,215	3,215
Inventory and other product-related non-cash charges(3)	4,400	3,706	3,706	3,706
Total non-cash charges	13,700	6,921	6,921	6,921
Total costs	$37,800	$21,471	$12,651	$21,471

Total cash outlays	$28,100	$5,679	$5,679	$5,679
(1)The charges incurred in the three and six months ended June 29, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
(2)The product-related cash charges incurred in the three and six months ended June 29, 2024 were detrimental to Net Sales in the accompanying Consolidated Statement of Operations.
(3)The inventory and other product-related non-cash charges in the three and six months ended June 29, 2024 were included in Cost of Sales in the accompanying Consolidated Statement of Operations.
During 2023, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. During the second quarter of 2024, we announced additional plans, increasing the total estimated costs by approximately $8.2 million to $27.5 million, after identifying additional opportunities to optimize our European operating structure. As of June 29, 2024 the remaining restructuring accrual for these plans is $3.2 million and the remaining cash outlay is expected to be $15.8 million. We expect to substantially complete these initiatives by the end of 2024.
Costs and cash outlays associated with the plans:

Europe	Total Estimated	Cumulative	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)	Costs	Costs to-date	June 29, 2024	June 29, 2024
Restructuring severance and employee-related charges(1)	$19,200	$10,289	$3,825	$7,207
Other restructuring associated costs(1)	4,400	2,740	1,830	2,316
Total cash charges	23,600	13,029	5,655	9,523
Asset-related non-cash charges(1)	600	573	573	573
Capital expenditures	3,300	1,264	—	1,264
Total costs	$27,500	$14,866	$6,228	$11,360

Total cash outlays	$26,900	$11,058	$4,864	$8,943
(1)The charges incurred in the three and six months ended June 29, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
In the third quarter of 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of June 29, 2024, the remaining restructuring accrual for these plans is $0.8 million and the remaining cash outlay is expected to be $1.4 million. We expect to substantially complete the facility closures by the end of 2024.
Costs and cash outlays associated with the plans:

North America: Tijuana, Mexico and Vista, California	Total Estimated	Cumulative	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)	Costs	Costs to-date	June 29, 2024	June 29, 2024
Restructuring severance and employee-related charges(1)	$7,900	$7,502	$13	$(311)
Other restructuring associated costs(1)	2,700	2,545	322	1,944
Total cash charges	10,600	10,047	335	1,633
Asset-related charges(1)	6,600	6,628	—	2,919
Inventory and other product-related non-cash charges(2)	1,500	1,466	—	—
Total non-cash charges	8,100	8,094	—	2,919
Total costs	$18,700	$18,141	$335	$4,552

Total cash outlays	$10,600	$9,187	$471	$2,560
(1)The related charges incurred in the three and six months ended June 29, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
(2)The inventory and other product-related non-cash charges incurred during 2023 were included in Cost of Sales in the Consolidated Statement of Operations.

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

Note 17. Held for Sale
As of June 29, 2024 and December 31, 2023, the assets and liabilities associated with the court-ordered divestiture of the Company’s Towanda, PA operations (“Towanda”) as described further in Note 21 - Commitments and Contingencies, qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
In addition to the Towanda net assets, we own assets in St. Kitts and Mexico, which are also classified as held for sale in the accompanying consolidated balance sheet as of June 29, 2024. St. Kitts and Mexico collectively had assets held for sale of $4.8 million and liabilities held for sale of $0.2 million at June 29, 2024. As of December 31, 2023, the assets and liabilities classified as held for sale are those of Towanda.
As of June 29, 2024 and December 31, 2023, the related assets and liabilities included within the summary below were expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	June 29, 2024	December 31, 2023
Assets
Accounts receivable, net	$42	$—
Inventories	$20,133	$17,337
Other current assets	150	108
Property and equipment, net	57,965	50,672
Intangible assets, net	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets, net	975	975
Assets held for sale	$145,736	$135,563

Liabilities
Accounts payable	$65	$—
Accrued payroll and benefits	$1,239	$901
Accrued expenses and other current liabilities	6,610	6,126
Operating lease liability	17	37
Liabilities held for sale	$7,931	$7,064

Note 18. Other (Income) Expense, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
JW Australia Transition Services Agreement cost recovery	$(2,402)	$—	$(6,542)	$—
Foreign currency losses (gains), net	632	(231)	(835)	(2,102)
Pension expense	513	1,657	1,028	3,351
Cash received on investment in real estate	(379)	—	(2,527)	—
Recovery of cost from receipts on impaired notes	—	(281)	(1,389)	(1,675)
Governmental assistance	(270)	(44)	(927)	(191)
Income from refund of deposits for China antidumping and countervailing duties(1)	—	—	(2,947)	—
Insurance reimbursement	—	—	(1,655)	(1,234)
Other items, net	(582)	1,058	(957)	323
Total other income, net	$(2,488)	$2,159	$(16,751)	$(1,528)
(1)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022.
Note 19. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $70.9 million as of June 29, 2024. We have foreign currency derivative contracts, with a total notional amount of $83.9 million, to manage the risks of foreign currency gains and losses on intercompany loans and interest. We do not use derivative financial instruments for trading or speculative purposes. With the exception of the AUD/USD forward contracts entered into on April 18, 2023 described below, as of June 29, 2024, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market losses of $0.2 million and gains of $1.5 million relating to foreign currency derivatives in the three and six months ended June 29, 2024, respectively. We recorded mark-to-market losses of $0.9 million and mark-to-market gains of $0.1 million in the three and six months ended July 1, 2023, respectively.
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
No portion of these interest rate contracts were deemed ineffective during the three and six months ended June 29, 2024. In other comprehensive income, we recorded pre-tax mark-to-market gains of $0.3 million and $0.7 million during the three and six months ended June 29, 2024, respectively. We recorded pre-tax mark-to-market gains of $1.3 million and $1.0 million during the three and six months ended July 1, 2023, respectively. We reclassified gains of $0.2 million and $0.3 million previously recorded in other comprehensive income to interest income during the three and six months ended June 29, 2024, respectively, and gains to interest income of $4.3 million and $8.1 million during the three and six months ended July 1, 2023, respectively.
As of June 29, 2024, approximately $0.4 million in gains is expected to be reclassified to interest income over the next 12 months.
Other derivative instruments – From time to time, we enter into other types of derivative instruments immaterial to the consolidated financial statements. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	June 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$473	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$491	$1,186
Other derivative instruments	Other current assets	$63	$38

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	June 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred credits and other liabilities	$37	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$733	$2,975
Other derivative instruments	Accrued expenses and other current liabilities	$—	21
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	June 29, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$158,953	$158,953	$158,953	$—	$—
Derivative assets, recorded in other current assets	1,027	1,027	—	1,027	—
Deferred compensation plan assets, recorded in other assets	4,485	4,485	—	4,485	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,219,521	$1,196,522	$—	$1,196,522	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	733	733	—	733	—
Derivative liabilities, recorded in deferred credits and other liabilities	37	37	—	37	—

	December 31, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,139	$71,139	$71,139	$—	$—
Derivative assets, recorded in other current assets	1,224	1,224	—	1,224	—
Deferred compensation plan assets, recorded in other assets	2,098	2,098	—	2,098	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,232,780	$1,209,961	$—	$1,209,961	$—
Derivative liabilities, recorded in accrued expenses and other current assets	2,996	2,996	—	2,996	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of June 29, 2024, foreign currency derivative contracts and interest rate collar agreements; (2) as of December 31, 2023, foreign currency derivative contracts. See Note 19 - Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of June 29, 2024 or December 31, 2023.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of June 29, 2024 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets. In light of changed industry and market factors and conditions, the Company believes that the divestiture of Towanda is no longer warranted and is asking the court for relief from that ruling. The divestiture process is ongoing while the court is reviewing the Motion, and the special master is continuing to oversee the process which includes multiple proposals with varying structures. We made estimates related to the divestiture in the preparation of our financial statements; however, there can be no assurance that the Motion will be granted and that the divestiture requirement will be vacated. There can also be no guarantee that the divestiture will be consummated if the divestiture requirement is not ultimately vacated.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 29, 2024 and December 31, 2023, our accrued liability for self-insured risks was $88.8 million and $89.2 million, respectively.
Indemnifications – At June 29, 2024, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $72.2 million at June 29, 2024 and $68.7 million at December 31, 2023, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.0 million and $0.5 million at June 29, 2024 and December 31, 2023, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million at June 29, 2024 and December 31, 2023, respectively.
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

Note 22. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
Cash Operating Activities:
Operating leases	$24,622	$29,970
Interest payments on financing lease obligations	225	106
Cash paid for amounts included in the measurement of lease liabilities	$24,847	$30,076

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(2,817)	$(770)
Sale of securities for deferred compensation plan	—	111
Change in securities for deferred compensation plan	$(2,817)	$(659)

Cash received on notes receivable	2	—
Change in notes receivable	$2	$—

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$12,698	$5,591
Property, equipment, and intangibles purchased with debt	3,518	7,405
Customer accounts receivable converted to notes receivable	10	96

Cash Financing Activities:
Borrowings on long-term debt	$1,225	$126,933
Payments of long-term debt	(16,803)	(197,259)
Payments of debt issuance and extinguishment costs, including underwriting fees	(198)	—
Change in long-term debt and payments of debt extinguishment costs	$(15,776)	$(70,326)

Cash paid for amounts included in the measurement of finance lease liabilities	$1,195	$985

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$—	$732
Accounts payable converted to installment notes	5	176

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$17,332	$25,839
Cash interest paid	39,520	41,859

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

Comparison of the Three Months Ended June 29, 2024 to the Three Months Ended July 1, 2023

	Three Months Ended
	June 29, 2024		July 1, 2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$986,016	100.0%	$1,125,767	100.0%
Cost of sales	795,971	80.7%	900,212	80.0%
Gross margin	190,045	19.3%	225,555	20.0%
Selling, general and administrative	168,450	17.1%	162,477	14.4%
Restructuring and asset-related charges	16,447	1.7%	6,812	0.6%
Operating income	5,148	0.5%	56,266	5.0%
Interest expense, net	16,564	1.7%	20,854	1.9%
Other (income) expense, net	(2,488)	(0.3)%	2,159	0.2%
(Loss) income from continuing operations before taxes	(8,928)	(0.9)%	33,253	3.0%
Income tax expense	9,563	1.0%	10,751	1.0%
(Loss) income from continuing operations, net of tax	(18,491)	(1.9)%	22,502	2.0%
Income from discontinued operations, net of tax	—	—%	15,779	1.4%
Net (loss) income	$(18,491)	(1.9)%	$38,281	3.4%
Consolidated Results
Net Revenues – Net revenues decreased $139.8 million, or 12.4%, to $986.0 million in the three months ended June 29, 2024 from $1,125.8 million in the three months ended July 1, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12%. Core Revenues decreased due to a 12% decline in volume/mix.
Gross Margin – Gross margin decreased $35.5 million, or 15.7%, to $190.0 million in the three months ended June 29, 2024 from $225.6 million in the three months ended July 1, 2023. Gross margin as a percentage of net revenues was 19.3% in the three months ended June 29, 2024 and 20.0% in the three months ended July 1, 2023. The slight decrease in gross margin percentage was due to a decremental impact of volume/mix, partially offset by an increase in productivity.
SG&A Expense – SG&A expense increased $6.0 million, or 3.7%, to $168.5 million in the three months ended June 29, 2024 from $162.5 million in the three months ended July 1, 2023. SG&A expense as a percentage of net revenues increased to 17.1% in the three months ended June 29, 2024 from 14.4% in the three months ended July 1, 2023. The increase in SG&A expense was primarily due to increased professional fees, including non-recurring transformation journey expenses, and increased labor cost driven by an increase in inflation, partially offset by decreased performance-based variable compensation expense.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $9.6 million, or 141.4% to $16.4 million in the three months ended June 29, 2024 from $6.8 million in the three months ended July 1, 2023. The increase in restructuring was primarily due to an increase in charges incurred to transform the operating structure of our Europe segment and to close certain manufacturing facilities in our North America segment. For more information, refer to Note 16 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $4.3 million, or 20.6%, to $16.6 million in the three months ended June 29, 2024 from $20.9 million in the three months ended July 1, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our Senior Notes in the third quarter of 2023, and an increase in interest income due to higher cash equivalents balances, partially offset by a decrease in interest income from interest rate derivatives.
Other Income, Net – Other income, net increased $4.6 million, or 215.2%, to $2.5 million in the three months ended June 29, 2024 from $2.2 million of other expense, net in the three months ended July 1, 2023. Other income, net in the three months ended June 29, 2024 primarily consisted of recovery of the JW Australia transition services costs incurred of $2.4 million. Other expense, net in the three months ended July 1, 2023 primarily consisted of pension expense of $1.7 million.

Income Taxes – Income tax expense was $9.6 million in the three months ended June 29, 2024 compared to $10.8 million in the three months ended July 1, 2023. The effective tax rate in the three months ended June 29, 2024 was (107.1)%. The effective tax rate for the three months ended June 29, 2024 was primarily driven by $7.7 million of tax expense on uncertain tax positions relating primarily to a historical income tax audit and $2.2 million of valuation expense recorded against our U.S. state tax attributes, as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. The effective tax rate in the three months ended July 1, 2023 was 32.3%. The effective tax rate for the three months ended July 1, 2023 was primarily driven by $1.5 million of tax expense attributable to valuation allowance expense recorded against our tax attributes.
For more information, refer to Note 11 - Income Taxes of our consolidated financial statements included in this Form 10-Q.

Comparison of the Six Months Ended June 29, 2024 to the Six Months Ended July 1, 2023

	Six Months Ended
	June 29, 2024		July 1, 2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,945,142	100.0%	$2,206,289	100.0%
Cost of sales	1,582,517	81.4%	1,788,947	81.1%
Gross margin	362,625	18.6%	417,342	18.9%
Selling, general and administrative	351,254	18.1%	315,240	14.3%
Restructuring and asset-related charges	34,506	1.8%	16,078	0.7%
Operating (loss) income	(23,135)	(1.2)%	86,024	3.9%
Interest expense, net	32,256	1.7%	42,346	1.9%
Loss on extinguishment and refinancing of debt	1,449	0.1%	—	—%
Other income, net	(16,751)	(0.9)%	(1,528)	(0.1)%
(Loss) income from continuing operations before taxes	(40,089)	(2.1)%	45,206	2.0%
Income tax expense	6,132	0.3%	14,239	0.6%
(Loss) income from continuing operations, net of tax	(46,221)	(2.4)%	30,967	1.4%
Income from discontinued operations, net of tax	—	—%	22,448	1.0%
Net (loss) income	$(46,221)	(2.4)%	$53,415	2.4%
Consolidated Results
Net Revenues – Net revenues decreased $261.1 million, or 11.8%, to $1,945.1 million in the six months ended June 29, 2024 from $2,206.3 million in the six months ended July 1, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12%. Core Revenues decreased due to a 12% decline in volume/mix.
Gross Margin – Gross margin decreased $54.7 million, or 13.1%, to $362.6 million in the six months ended June 29, 2024 from $417.3 million in the six months ended July 1, 2023. Gross margin as a percentage of net revenues was 18.6% in the six months ended June 29, 2024 and 18.9% in the six months ended July 1, 2023. The slight decrease in gross margin percentage was due to a decremental impact of volume/mix, partially offset by an increase in productivity.
SG&A Expense – SG&A expense increased $36.0 million, or 11.4%, to $351.3 million in the six months ended June 29, 2024 from $315.2 million in the six months ended July 1, 2023. SG&A expense as a percentage of net revenues increased to 18.1% in six months ended June 29, 2024 from 14.3% in the six months ended July 1, 2023. The increase in SG&A expense was primarily due to increased professional fees, including non-recurring transformation journey expenses, increased labor cost driven by an increase in inflation, and accelerated amortization of an ERP system that we are no longer utilizing upon completion of our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, partially offset by decreased performance-based variable compensation expense.

Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $18.4 million, or 114.6% to $34.5 million in the six months ended June 29, 2024 from $16.1 million in the six months ended July 1, 2023. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America segment and to transform the operating structure of our Europe segment. For more information, refer to Note 16 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $10.1 million, or 23.8%, to $32.3 million in the six months ended June 29, 2024 from $42.3 million in the six months ended July 1, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our Senior Notes in the third quarter of 2023, and an increase in interest income due to higher cash equivalents balances, partially offset by a decrease in interest income from interest rate derivatives.
Loss on Extinguishment and Refinancing of Debt – The $1.4 million loss on extinguishment of debt is related to the amendment of our Term Loan Facility during the six months ended June 29, 2024. Refer to Note 10 - Long-Term Debt of our consolidated financial statements included in this Form 10-Q.
Other Income, Net – Other income, net increased $15.2 million, or 996.3%, to $16.8 million in the six months ended June 29, 2024 from $1.5 million in the six months ended July 1, 2023. Other income, net in the six months ended June 29, 2024 primarily consisted of recovery of the JW Australia transition services costs incurred of $6.5 million, income from the refund of deposits of China antidumping and countervailing duties of $2.9 million, cash received on investment in real estate of $2.5 million, recovery of cost from receipts on impaired notes of $1.4 million, and insurance reimbursements of $1.7 million, partially offset by pension expense of $1.0 million. Other income, net in the six months ended July 1, 2023 primarily consisted of foreign currency gains of $2.1 million, recovery of cost from receipts on impaired notes of $1.7 million, and insurance reimbursements of $1.2 million, partially offset by pension expense of $3.4 million.
Income Taxes – Income tax expense was $6.1 million in the six months ended June 29, 2024 compared to $14.2 million in the six months ended July 1, 2023. The effective tax rate in the six months ended June 29, 2024 was (15.3)%. The effective tax rate for the six months ended June 29, 2024 was primarily driven by $9.7 million of tax expense on uncertain tax positions from ongoing audits and $2.3 million of valuation expense recorded against our tax attributes, as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. The effective tax rate in the six months ended July 1, 2023 was 31.5%. The effective tax rate for the six months ended July 1, 2023 was primarily driven by $1.5 million of tax expense attributable to valuation allowance expense recorded against our tax attributes and $1.2 million of tax expense attributable to share-based compensation.
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
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Three Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$30,717	$(5,025)	$25,692	$(44,183)	$(18,491)
Income tax expense (benefit)	12,913	10,300	23,213	(13,650)	9,563
Depreciation and amortization	18,900	7,563	26,463	1,786	28,249
Interest expense, net	616	587	1,203	15,361	16,564
Special items:(1)
Net legal and professional expenses and settlements	922	1,119	2,041	18,305	20,346
Restructuring and asset-related charges	9,227	6,669	15,896	551	16,447
M&A related costs	(42)	—	(42)	5,095	5,053
Net loss (gain) on sale of property and equipment	287	(159)	128	(18)	110
Share-based compensation expense	1,043	101	1,144	3,930	5,074
Non-cash foreign exchange transaction/translation loss (gain)	228	(2,353)	(2,125)	933	(1,192)
Other special items	826	1,620	2,446	670	3,116
Adjusted EBITDA from continuing operations	$75,637	$20,422	$96,059	$(11,220)	$84,839
(1)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our consolidated financial statements included in this Form 10-Q.

	Three Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$51,269	$10,656	$61,925	$(39,423)	$22,502
Income tax expense (benefit)	21,127	3,080	24,207	(13,456)	10,751
Depreciation and amortization(1)	27,699	7,499	35,198	3,016	38,214
Interest expense, net	750	417	1,167	19,687	20,854
Special items:(2)
Net legal and professional expenses and settlements	2	2,386	2,388	1,998	4,386
Restructuring and asset-related charges	5,658	515	6,173	639	6,812
M&A related costs	321	—	321	948	1,269
Net loss (gain) on sale of property and equipment	360	(192)	168	—	168
Share-based compensation expense	1,492	484	1,976	2,773	4,749
Non-cash foreign exchange transaction/translation (gain) loss	(114)	557	443	4	447
Other special items	254	(1,540)	(1,286)	5	(1,281)
Adjusted EBITDA from continuing operations	$108,818	$23,862	$132,680	$(23,809)	$108,871
(1)North America depreciation and amortization expense in the three months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our financial statements included in this Form 10-Q.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

	Six Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$47,002	$(5,003)	$41,999	$(88,220)	$(46,221)
Income tax expense (benefit)	20,345	13,158	33,503	(27,371)	6,132
Depreciation and amortization(1)	36,891	15,056	51,947	17,731	69,678
Interest expense, net	1,318	931	2,249	30,007	32,256
Special items:(2)
Net legal and professional expenses and settlements	1,717	1,372	3,089	34,447	37,536
Restructuring and asset-related charges	23,125	10,625	33,750	756	34,506
M&A related costs	—	—	—	6,178	6,178
Net gain on sale of property and equipment	(2,551)	(186)	(2,737)	(18)	(2,755)
Loss on extinguishment and refinancing of debt			—	1,449	1,449
Share-based compensation expense	2,261	648	2,909	7,224	10,133
Non-cash foreign exchange transaction/translation loss (gain)	262	(3,296)	(3,034)	296	(2,738)
Other special items	6,465	1,620	8,085	(692)	7,393
Adjusted EBITDA from continuing operations	$136,835	$34,925	$171,760	$(18,213)	$153,547
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

	Six Months Ended July 1, 2023
(amounts in thousands)	North America	Europe	Total Operating Segments	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$86,518	$17,955	$104,473	$(73,506)	$30,967
Income tax expense (benefit)	35,660	4,495	40,155	(25,916)	14,239
Depreciation and amortization(1)	45,497	14,932	60,429	6,128	66,557
Interest expense, net	3,584	545	4,129	38,217	42,346
Special items:(2)
Net legal and professional expenses and settlements	2	2,456	2,458	3,750	6,208
Restructuring and asset-related charges	13,470	1,782	15,252	826	16,078
M&A related costs	567	—	567	3,402	3,969
Net loss (gain) on sale of property and equipment	384	(297)	87	—	87
Share-based compensation expense	2,452	983	3,435	5,438	8,873
Non-cash foreign exchange transaction/translation (gain) loss	(299)	(1,151)	(1,450)	282	(1,168)
Other special items	181	(201)	(20)	52	32
Adjusted EBITDA from continuing operations	$188,016	$41,499	$229,515	$(41,327)	$188,188
(1)North America depreciation and amortization expense in the six months ended July 1, 2023 includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our financial statements included in this Form 10-Q.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Comparison of the Three Months Ended June 29, 2024 to the Three Months Ended July 1, 2023

	Three Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
Net revenues from external customers			% Variance
North America	$710,599	$817,112	(13.0)%
Europe	275,417	308,655	(10.8)%
Total Consolidated	$986,016	$1,125,767	(12.4)%
Percentage of total consolidated net revenues
North America	72.1%	72.6%
Europe	27.9%	27.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$75,637	$108,818	(30.5)%
Europe	20,422	23,862	(14.4)%
Corporate and unallocated costs	(11,220)	(23,809)	(52.9)%
Total Consolidated	$84,839	$108,871	(22.1)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	10.6%	13.3%
Europe	7.4%	7.7%
Total Consolidated	8.6%	9.7%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information of our financial statements included in this Form 10-Q.
North America
Net revenues in North America decreased $106.5 million, or 13.0%, to $710.6 million in the three months ended June 29, 2024 from $817.1 million in the three months ended July 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 13%. Core Revenues decreased due to a 13% unfavorable volume/mix driven by weakened market demand.
Adjusted EBITDA from continuing operations in North America decreased $33.2 million to $75.6 million, or 30.5%, in the three months ended June 29, 2024 from $108.8 million in the three months ended July 1, 2023. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $33.2 million, or 10.8%, to $275.4 million in the three months ended June 29, 2024 from $308.7 million in the three months ended July 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 10% and an adverse foreign exchange impact of 1%. Core Revenues decreased due to unfavorable volume/mix of 12% primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $3.4 million, or 14.4%, to $20.4 million in the three months ended June 29, 2024 from $23.9 million in the three months ended July 1, 2023. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity and positive price/cost.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $12.6 million, or 52.9%, to $11.2 million in the three months ended June 29, 2024, from $23.8 million in the three months ended July 1, 2023. The decrease in cost was primarily due to decrease in performance-based variable compensation expense, reduction in non-strategic professional fees and corporate function expense savings during the three months ended June 29, 2024.
Comparison of the Six Months Ended June 29, 2024 to the Six Months Ended July 1, 2023

	Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
Net revenues from external customers			% Variance
North America	$1,390,593	$1,585,145	(12.3)%
Europe	554,549	621,144	(10.7)%
Total Consolidated	$1,945,142	$2,206,289	(11.8)%
Percentage of total consolidated net revenues
North America	71.5%	71.8%
Europe	28.5%	28.2%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$136,835	$188,016	(27.2)%
Europe	34,925	41,499	(15.8)%
Corporate and unallocated costs	(18,213)	(41,327)	(55.9)%
Total Consolidated	$153,547	$188,188	(18.4)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	9.8%	11.9%
Europe	6.3%	6.7%
Total Consolidated	7.9%	8.5%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information of our financial statements included in this Form 10-Q.
North America
Net revenues in North America decreased $194.6 million, or 12.3%, to $1,390.6 million in the six months ended June 29, 2024 from $1,585.1 million in the six months ended July 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 12%. Core Revenues decreased due to an 12% unfavorable volume/mix driven by weakened market demand.
Adjusted EBITDA from continuing operations in North America decreased $51.2 million to $136.8 million, or 27.2%, in the six months ended June 29, 2024 from $188.0 million in the six months ended July 1, 2023. The decrease was primarily due to unfavorable volume mix and price/cost, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $66.6 million, or 10.7%, to $554.5 million in the six months ended June 29, 2024 from $621.1 million in the six months ended July 1, 2023. The decrease was primarily due to a decrease in Core Revenues of 11%. Core Revenues decreased due to unfavorable volume/mix of 13% primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $6.6 million, or 15.8%, to $34.9 million in the six months ended June 29, 2024 from $41.5 million in the six months ended July 1, 2023. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity and positive price/cost.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $23.1 million, or 55.9%, to $18.2 million in the six months ended June 29, 2024, from $41.3 million in the six months ended July 1, 2023. The decrease in cost was primarily due to a decrease in performance-based variable compensation expense, reduction in non-strategic professional fees, insurance reimbursements received during the six months ended June 29, 2024, and corporate function expense savings.

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
As of June 29, 2024, we had total liquidity (a non-GAAP measure) of $691.6 million, consisting of $212.8 million in unrestricted cash, $478.8 million available for borrowing under the ABL Facility, compared to total liquidity of $750.6 million as of December 31, 2023. The decrease in total liquidity was primarily due to lower cash balances at June 29, 2024 compared to December 31, 2023.
As of June 29, 2024, our cash balances, including $0.8 million of restricted cash, consisted of $74.9 million in the U.S. and $138.7 million in non-U.S. subsidiaries.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100 basis point decrease in interest rates would have reduced our interest expense by $9.8 million in the three months ended June 29, 2024. A 100 basis point increase in interest rates would have increased our interest expense by $9.8 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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

As of June 29, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 10 - Long-Term Debt of our consolidated financial statements for additional details.
Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
Cash provided by (used in):
Operating activities	$40,378	$153,371
Investing activities	(69,649)	(42,226)
Financing activities	(39,777)	(70,786)
Effect of changes in exchange rates on cash and cash equivalents	(6,460)	2,210
Net change in cash and cash equivalents	$(75,508)	$42,569
(1) Cash flow information for the six months ended July 1, 2023 is inclusive of cash flows from JW Australia as discontinued operations through the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash provided by operating activities decreased $113.0 million to $40.4 million in the six months ended June 29, 2024, compared to $153.4 million in the six months ended July 1, 2023. The decreased operating cash flow was primarily due to decreased earnings of $99.6 million and an unfavorable impact from accrued expenses of $37.9 million, due primarily to higher payments of performance-based variable compensation, partially offset by a $22.4 million improvement in net cash provided by our working capital accounts. The impact of Accounts receivable, net of $73.7 million was favorable in the six months ended June 29, 2024, compared to the six months ended July 1, 2023, which was primarily due to decreased sales and slightly improved collections. The $12.9 million favorable impact from accounts payable is primarily due to improved payment terms with suppliers. The $64.2 million unfavorable impact of inventory is primarily due to the prior year benefit from intentional, one-time reductions not being repeated in the current year, as the current year began with a more normalized inventory level as compared to the prior year.
Cash Flow from Investing Activities
Net cash used in investing activities increased $27.4 million to $69.6 million in the six months ended June 29, 2024 compared to $42.2 million in the six months ended July 1, 2023, primarily driven by a $27.2 million increase in capital expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities decreased $31.0 million to $39.8 million in the six months ended June 29, 2024 compared to $70.8 million in the six months ended July 1, 2023, primarily due to a decrease in net debt payments and payments of debt extinguishment costs of $15.8 million in the six months ended June 29, 2024 compared to net debt payments of $70.3 million in the six months ended July 1, 2023. This decrease is partially offset by the repurchases of common stock of $24.3 million in the six months ended June 29, 2024.
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
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of June 29, 2024 was $910.5 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A summary of our repurchases of Common Stock during the second quarter of 2024 is as follows (in thousands, except share and per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) [1]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs [2]
May 26, 2024 - June 29, 2024	205,080	$15.25	205,080	$175,720
April 28, 2024 - May 25, 2024	1,394,920	$15.16	1,394,920	$178,847
March 31, 2024 - April 27, 2024	—	$—	—	$200,000
Total	1,600,000	$15.18	1,600,000

1 Average price paid per share includes costs associated with the repurchases.

2 On July 28, 2022, our Board of Directors authorized a new share repurchase program, replacing our previous share repurchase authorization, with an aggregate value of $200.0 million and no expiration date.
Item 5 - Other Information
(c) During the three months ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: August 6, 2024