Form 10-Q
period 2024-09-28
JELD-WEN Holding, Inc.
filed 2024-11-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 84,619,663 shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2024.

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
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property, and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Base rate	LIBOR portion of the interest rate. In June 2023, we amended the ABL Facility to replace LIBOR with a Term SOFR based rate.
Bylaws	Second Amended and Restated Bylaws of JELD-WEN Holding, Inc.
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, which is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenue excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024
GAAP	Generally Accepted Accounting Principles in the United States
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires

JW Australasia	Our Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
Karona	Karona, Inc.
Kolder	Kolder Group
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OECD	Organization for Economic Co-operation and Development
PaDEP	Pennsylvania Department of Environmental Protection
Pillar Two	The Pillar Two Global Anti-Base Erosion rules
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.88% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate
SG&A	Selling, general, and administrative expenses
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s Towanda, PA operations
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
UTP	Uncertain Tax Position
VPI	JWI d/b/a VPI Quality Windows, Inc.
WACC	Weighted Average Cost of Capital
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
    This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, MiraTEC®, Extira®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

Item 1 - Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$934,716	$1,076,980	$2,879,858	$3,283,269
Cost of sales	754,845	853,384	2,337,362	2,642,331
Gross margin	179,871	223,596	542,496	640,938
Selling, general and administrative	143,294	162,820	494,548	478,060
Goodwill impairment (Note 6)	63,445	—	63,445	—
Restructuring and asset-related charges (Note 16)	25,540	12,698	60,046	28,776
Operating income (loss)	(52,408)	48,078	(75,543)	134,102
Interest expense, net	16,319	16,737	48,575	59,083
Loss on extinguishment and refinancing of debt (Note 10)	459	6,487	1,908	6,487
Other income, net (Note 18)	(3,475)	(9,453)	(20,226)	(10,981)
(Loss) income from continuing operations before taxes	(65,711)	34,307	(105,800)	79,513
Income tax expense (Note 11)	7,251	17,399	13,383	31,638
(Loss) income from continuing operations, net of tax	(72,962)	16,908	(119,183)	47,875
(Loss) gain on sale of discontinued operations, net of tax (Note 2)	(1,440)	26,076	(1,440)	26,076
Income from discontinued operations, net of tax (Note 2)	—	801	—	23,249
Net (loss) income	$(74,402)	$43,785	$(120,623)	$97,200

Weighted average common shares outstanding (Note 14):
Basic	84,554,174	85,182,678	85,115,070	84,915,519
Diluted	84,554,174	86,349,840	85,115,070	85,729,136
Net (loss) income per share from continuing operations
Basic	$(0.86)	$0.20	$(1.40)	$0.56
Diluted	$(0.86)	$0.20	$(1.40)	$0.56
Net (loss) income per share from discontinued operations
Basic	$(0.02)	$0.32	$(0.02)	$0.58
Diluted	$(0.02)	$0.31	$(0.02)	$0.58
Net (loss) income per share
Basic	$(0.88)	$0.51	$(1.42)	$1.14
Diluted	$(0.88)	$0.51	$(1.42)	$1.13

Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(74,402)	$43,785	$(120,623)	$97,200
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $(109), $1,200, $1,096 and $2,353, respectively.	23,246	12,418	1,004	12,097
Net investment hedge adjustments, net of tax benefit $854 during the three months ended September 30, 2023.	—	(2,511)	—	—
Interest rate hedge adjustments, net of tax benefit of $327, $1,115, $217 and $2,939, respectively.	(971)	(3,365)	(645)	(8,726)
Defined benefit pension plans, net of tax (benefit) expense of $(18), $451, $(8) and $487, respectively.	(62)	1,169	(32)	1,265
Total other comprehensive income, net of tax	22,213	7,711	327	4,636
Comprehensive (loss) income	$(52,189)	$51,496	$(120,296)	$101,836

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 28, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$208,500	$288,312
Restricted cash	814	835
Accounts receivable, net (Note 3)	491,910	516,674
Inventories (Note 4)	481,676	481,451
Other current assets	75,187	71,507
Assets held for sale (Note 17)	148,733	135,563
Total current assets	1,406,820	1,494,342
Property and equipment, net (Note 5)	670,790	644,242
Deferred tax assets	155,519	150,453
Goodwill (Note 6)	326,406	390,170
Intangible assets, net (Note 7)	103,320	123,910
Operating lease assets, net	132,700	146,931
Other assets	39,165	30,077
Total assets	$2,834,720	$2,980,125
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$318,862	$269,322
Accrued payroll and benefits	81,790	132,550
Accrued expenses and other current liabilities (Note 8)	253,127	233,796
Current maturities of long-term debt (Note 10)	30,854	36,177
Liabilities held for sale (Note 17)	9,287	7,064
Total current liabilities	693,920	678,909
Long-term debt (Note 10)	1,179,883	1,190,075
Unfunded pension liability	27,868	26,502
Operating lease liability	108,046	121,993
Deferred credits and other liabilities	98,465	104,831
Deferred tax liabilities	6,248	7,170
Total liabilities	2,114,430	2,129,480
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,617,518 and 85,309,220 shares issued and outstanding as of September 28, 2024, and December 31, 2023, respectively.	846	853
Additional paid-in capital	766,383	752,171
Retained earnings	48,044	192,931
Accumulated other comprehensive loss	(94,983)	(95,310)
Total shareholders’ equity	720,290	850,645
Total liabilities and shareholders’ equity	$2,834,720	$2,980,125

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 28, 2024		September 30, 2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,511,647	$845	85,048,937	$850
Shares issued for exercise/vesting of share-based compensation awards	129,761	1	182,966	2
Shares surrendered for tax obligations for employee share-based transactions	(23,890)	—	(17,452)	—
Balance at period end	84,617,518	$846	85,214,451	$852
Additional paid-in capital
Balance at beginning of period		$764,603		$744,015
Shares issued for exercise/vesting of share-based compensation awards		375		86
Shares surrendered for tax obligations for employee share-based transactions		(381)		(306)
Amortization of share-based compensation		2,459		3,496
Balance at period end		767,056		747,291
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$766,383		$746,618
Retained earnings
Balance at beginning of period		$122,446		$183,901
Net (loss) income		(74,402)		43,785
Balance at period end		$48,044		$227,686
Accumulated other comprehensive loss
Balance at beginning of period		$(117,196)		$(145,709)
Foreign currency adjustments		23,246		12,418
Unrealized loss on net investment hedges		—		(2,511)
Unrealized loss on interest rate hedges		(971)		(3,365)
Net actuarial pension (loss) gain		(62)		1,169
Balance at period end		$(94,983)		$(137,998)

Total shareholders’ equity at period end		$720,290		$837,158

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 28, 2024		September 30, 2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,309,220	$853	84,347,712	$843
Shares issued for exercise/vesting of share-based compensation awards	976,260	10	975,200	10
Shares repurchased	(1,600,000)	(16)	—	—
Shares surrendered for tax obligations for employee share-based transactions	(67,962)	(1)	(108,461)	(1)
Balance at period end	84,617,518	$846	85,214,451	$852
Additional paid-in capital
Balance at beginning of period		$752,844		$735,526
Shares issued for exercise/vesting of share-based compensation awards		2,866		221
Shares surrendered for tax obligations for employee share-based transactions		(1,246)		(1,637)
Amortization of share-based compensation		12,592		13,181
Balance at period end		767,056		747,291
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$766,383		$746,618
Retained earnings
Balance at beginning of period		$192,931		$130,486
Shares repurchased		(24,264)		—
Net (loss) income		(120,623)		97,200
Balance at period end		$48,044		$227,686
Accumulated other comprehensive loss
Balance at beginning of period		$(95,310)		$(142,634)
Foreign currency adjustments		1,004		12,097
Unrealized loss on interest rate hedges		(645)		(8,726)
Net actuarial pension (loss) gain		(32)		1,265
Balance at period end		$(94,983)		$(137,998)

Total shareholders’ equity at period end		$720,290		$837,158

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES
Net (loss) income	$(120,623)	$97,200
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	97,552	102,704
Deferred income taxes	(9,695)	8,817
Net gain on sale of business, property and equipment	(8,176)	(3,906)
Goodwill impairment	63,445	—
Adjustment to carrying value of assets	18,002	4,759
Amortization of deferred financing costs	1,870	2,148
Loss on extinguishment and refinancing of debt	1,246	6,487
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	4,290	—
Loss (gain) on sale of discontinued operations, net of tax	1,440	(26,076)
Share-based compensation expense	12,592	13,181
Amortization of U.S. pension expense	—	375
Recovery of cost from receipts on impaired notes	(1,389)	(3,000)
Other items, net	(5,189)	(10,684)
Net change in operating assets and liabilities:
Accounts receivable	20,399	(50,234)
Inventories	(1,394)	74,772
Other assets	(833)	22,105
Accounts payable and accrued expenses	11,008	45,548
Change in short-term and long-term tax liabilities	(6,520)	(11,213)
Net cash provided by operating activities	78,025	272,983
INVESTING ACTIVITIES
Purchases of property and equipment	(109,806)	(69,627)
Proceeds from sale of business, property and equipment	11,661	6,259
Purchase of intangible assets	(8,213)	(10,734)
Proceeds (payments) related to the sale of JW Australia(1)	—	367,525
Recovery of cost from receipts on impaired notes	1,389	3,000
Cash received for notes receivable	31	148
Cash received from insurance proceeds	1,655	3,165
Purchase of securities for deferred compensation plan	(3,113)	(893)
Net cash (used in) provided by investing activities	(106,396)	298,843
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(25,595)	(549,346)
Common stock issued for exercise of options	2,876	231
Common stock repurchased	(24,280)	—
Payments to tax authorities for employee share-based compensation	(1,247)	(1,638)
Payments related to the sale of JW Australia	(2,037)	—
Net cash used in financing activities	(50,283)	(550,753)
Effect of foreign currency exchange rates on cash	(1,179)	(2,035)
Net (decrease) increase in cash and cash equivalents	(79,833)	19,038
Cash, cash equivalents and restricted cash, beginning	289,147	220,868
Cash, cash equivalents and restricted cash, ending	$209,314	$239,906
For further information see Note 22 - Supplemental Cash Flow.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 28, 2024 and for the three and nine months ended September 28, 2024 and September 30, 2023, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. See Note 2 - Discontinued Operations for further information.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided for tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a receivable for an ERC from the U.S. government of $6.1 million in other income, net in the fourth quarter of 2023. The balance is included in other current assets in the accompanying consolidated balance sheets as of September 28, 2024 and December 31, 2023, respectively.

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
Note 2. Discontinued Operations
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia, for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts.
We have classified the results of operations for the JW Australia reportable segment, together with certain costs related to the sale, as discontinued operations within the consolidated statements of operations for all periods presented.
Subsequent to the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. As of September 28, 2024, we had a liability of $3.9 million relating to these matters, which was included in accrued expenses and other current liabilities in our consolidated balance sheet. As of December 31, 2023, our liability relating to these matters was $8.2 million, of which $6.1 million was included in accrued expenses and other current liabilities, and the remaining was included in deferred credits and other liabilities in the accompanying consolidated balance sheet.
Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

	Three Months Ended	Nine Months Ended
(amounts in thousands)	September 30, 2023	September 30, 2023
Net revenues	$—	$301,876
Cost of sales	—	211,575
Gross margin	—	90,301
Selling, general and administrative	606	62,083
Operating (loss) income	(606)	28,218
Interest income, net	—	(685)
Other income, net	(17)	(2,274)
(Loss) income from discontinued operations before taxes	(589)	31,177
Income tax (benefit) expense	(1,390)	7,928
Income from discontinued operations, net of tax	$801	$23,249

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
At September 28, 2024 and December 31, 2023, we had an allowance for credit losses of $10.3 million and $11.3 million, respectively. The decrease in the allowance for credit losses in the nine months ended September 28, 2024 was primarily due to decreased sales and an improved portfolio of aged receivables in our North America segment.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 28, 2024	December 31, 2023
Raw materials	$392,836	$404,360
Work in process	22,928	21,141
Finished goods	88,920	84,954
Inventory valuation reserves	(23,008)	(29,004)
Total inventories	$481,676	$481,451
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Note 5. Property and Equipment, Net

(amounts in thousands)	September 28, 2024	December 31, 2023
Property and equipment	$2,005,861	$1,966,371
Accumulated depreciation	(1,335,071)	(1,322,129)
Total property and equipment, net	$670,790	$644,242
We recorded accelerated depreciation of our plant and equipment of $7.9 million and $13.7 million during the three and nine months ended September 28, 2024, respectively, and $1.1 million and $4.3 million during the three and nine months ended September 30, 2023, respectively, within restructuring and asset-related charges in the accompanying consolidated statements of operations. For more information, refer to Note 16 - Restructuring and Asset-Related Charges. Additionally, we recorded accelerated depreciation of $9.1 million during the nine months ended September 30, 2023 from reviews of North America equipment capacity optimization, all of which were incurred in the second quarter. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $1.5 million as of September 28, 2024 compared to December 31, 2023, respectively.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of sales	$20,628	$19,315	$61,090	$69,843
Selling, general and administrative	1,192	1,379	3,440	4,267
Total depreciation expense	$21,820	$20,694	$64,530	$74,110
Note 6. Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exists. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples, macroeconomic conditions and individual reporting unit financial performance to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.
The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions including revenue growth rates, expected EBITDA margins, market multiples, discount rates, capital expenditures and terminal growth rates.
As previously disclosed, following our 2023 annual impairment test for our Europe reporting unit, we concluded that while no impairment existed, the fair value of our reporting unit exceeded its carrying value by approximately 3%. During the third quarter of 2024, the Company updated its financial forecast for the Europe reportable segment to reflect anticipated macroeconomic conditions of prolonged elevated interest rates leading to reduced revenue growth expectations. The end of the third fiscal quarter also marks the conclusion of our generally heavier seasonal sales period and our net sales were negatively impacted by weaker market demand. Accordingly, the Company determined that a triggering event occurred requiring an interim goodwill impairment test for its European reporting unit as of September 28, 2024. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to the Europe reporting unit of $63.4 million, which the Company recorded during the three months ended September 28, 2024.
A significant or prolonged deterioration in economic conditions, a further decline in projected future cash flows, or increases in the discount rates, could impact the Company’s assumptions and require a reassessment of goodwill for impairment in future periods. Future declines in estimated after tax cash flows, increases in the discount rates or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.

The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2023	$182,412	$268,512	$450,924
Sale of business	(900)	—	(900)
Foreign currency translation	(114)	1,536	1,422
Gross carrying amount at September 28, 2024	$181,398	$270,048	$451,446

Accumulated impairment losses at December 31, 2023	$—	$(60,754)	$(60,754)
Impairment	—	(63,445)	(63,445)
Foreign currency translation	—	(841)	(841)
Accumulated impairment losses at September 28, 2024	$—	$(125,040)	$(125,040)

Balance, net of impairment at September 28, 2024	$181,398	$145,008	$326,406
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 28, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$124,094	$(91,655)	$32,439
Software	72,067	(28,647)	43,420
Trademarks and trade names	32,204	(12,089)	20,115
Patents, licenses and rights	12,673	(5,327)	7,346
Total amortizable intangibles	$241,038	$(137,718)	$103,320

	December 31, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$123,713	$(84,281)	$39,432
Software	113,429	(58,424)	55,005
Trademarks and trade names	32,148	(10,802)	21,346
Patents, licenses and rights	12,666	(4,539)	8,127
Total amortizable intangibles	$281,956	$(158,046)	$123,910

We recorded accelerated amortization of $14.1 million during the nine months ended September 28, 2024 and $3.5 million in the three and nine months ended September 30, 2023, respectively, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $0.1 million as of September 28, 2024 compared to December 31, 2023.
Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization expense	$4,713	$9,166	$28,536	$21,166
Note 8. Accrued Expenses and Other Current Liabilities

(amounts in thousands)	September 28, 2024	December 31, 2023
Accrued sales and advertising rebates	$75,908	$82,732
Current portion of operating lease liability	35,327	32,477
Non-income related taxes	26,348	20,072
Current portion of warranty liability (Note 9)	18,126	22,819
Accrued freight	16,192	18,963
Current portion of accrued claim costs relating to self-insurance programs	15,509	14,079
Accrued expenses	14,779	15,758
Current portion of restructuring accrual (Note 16)	14,614	3,375
Accrued interest payable	10,989	1,401
Legal claims provision (Note 21)	8,228	2,683
Current portion of UTPs (Note 11)	6,864	—
Deferred revenue and customer deposits	6,764	7,189
Current portion of derivative liability (Note 19)	2,170	2,996
Accrued income taxes payable	1,309	9,252
Total accrued expenses and other current liabilities	$253,127	$233,796
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	September 28, 2024	September 30, 2023
Balance as of January 1	$53,247	$52,389
Current period charges	14,741	23,930
Experience adjustments	633	(992)
Payments	(21,792)	(22,925)
Currency translation	(64)	(101)
Balance at period end	46,765	52,301
Current portion	(18,126)	(22,034)
Long-term portion	$28,639	$30,267
The most significant component of our warranty liability was in the North America segment. As of September 28, 2024, the warranty liability in the North America segment totaled $40.4 million, after discounting future estimated cash flows at rates between 3.49% and 3.75%. Without discounting, the liability would have increased by approximately $2.9 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	September 28, 2024	September 28, 2024	December 31, 2023
(amounts in thousands)	Interest Rate
Senior Notes	4.88% - 7.00%	$750,000	$600,000
Term Loan Facility	7.36%(1)	383,569	536,250
Finance leases and other financing arrangements	1.00% - 8.95%(1)	64,884	74,460
Mortgage notes	5.44% - 5.94%(1)	21,347	22,070
Total Debt		1,219,800	1,232,780
Unamortized debt issuance costs and original issue discounts		(9,063)	(6,528)
Current maturities of long-term debt		(30,854)	(36,177)
Long-term debt		$1,179,883	$1,190,075
(1)Term Loan B, mortgage notes and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of September 28, 2024 are as follows:
Senior Secured Notes and Senior Notes
In December 2017, we issued $800.0 million of Senior Notes in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025, and $400.0 million bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
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
In August 2024, we issued $350.0 million of Senior Notes bearing interest at 7.00% and maturing September 2032 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The proceeds were net of fees and expenses associated with debt issuance including an underwriting fee of 1.25%. We incurred debt issuance costs of $5.5 million which will be amortized to interest expense over the life of the notes using the effective interest method. Interest is payable semiannually, in arrears, each March and September.

In September 2024, we redeemed the remaining $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $0.5 million on the redemption in the third quarter of 2024, consisting entirely in accelerated amortization of debt issuance costs.
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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of September 28, 2024, the outstanding principal balance, net of original issue discount, was $383.1 million.
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
As of September 28, 2024, we had no outstanding borrowings, $2.8 million in letters of credit and $428.2 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. As of September 28, 2024, we had DKK 142.5 million ($21.3 million) outstanding under these notes.
Finance leases and other financing arrangements – In addition to finance leases, we include insurance premium financing arrangements and loans secured by equipment in this category. As of September 28, 2024, we had $64.9 million outstanding in this category, with maturities ranging from 2024 to 2031.
As of September 28, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was (11.0)% and (12.6)% for the three and nine months ended September 28, 2024, respectively, and 50.7% and 39.8% for the three and nine months ended September 30, 2023, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $7.3 million and $13.4 million from continuing operations in the three and nine months ended September 28, 2024, respectively, and an income tax expense of $17.4 million and $31.6 million from continuing operations in the three and nine months ended September 30, 2023, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended September 28, 2024 was $4.8 million, compared to a tax expense of $7.0 million for the three months ended September 30, 2023. The discrete tax expense amounts for the three months ended September 28, 2024 comprised primarily of $2.4 million of tax expense due to changes in UTPs from ongoing audits and $2.6 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes due to changes in estimated forecasted earnings. The discrete tax expense amounts for the three months ended September 30, 2023 comprised primarily of $5.7 million of tax expense attributable to an increase in the valuation allowance on U.S. foreign tax credit carryforwards and a net $2.3 million of tax expense due to changes in UTPs, partially offset by a $0.9 million net tax benefit attributable to the decrease in the valuation allowance on U.S. state net operating losses.
The tax expense for discrete items included in the tax provision for continuing operations for the nine months ended September 28, 2024 was $16.8 million, compared to a tax expense of $9.6 million for the nine months ended September 30, 2023. The discrete tax expense amounts for the nine months ended September 28, 2024 comprised primarily of $12.1 million of tax expense due to changes in UTPs from ongoing audits and $4.3 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes due to changes in estimated forecasted earnings. The discrete tax expense amounts for the nine months ended September 30, 2023 comprised primarily of $5.7 million of tax expense attributable to an increase in the valuation allowance on U.S. foreign tax credit carryforwards, a net $2.0 million of tax expense due to changes in UTPs, $1.6 million of tax expense attributable to share-based compensation and a $0.6 million increase in the valuation allowance in U.S. state net operating losses.

Under ASC 740-10, we provide for UTPs and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of September 28, 2024 and December 31, 2023, we had a liability for unrecognized tax benefits without regard to accrued interest of $49.5 million and $38.9 million, respectively. As of September 28, 2024, $6.9 million of our liability for unrecognized tax benefits without regard to accrued interest was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
The U.S. Congress, the OECD, the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for Pillar Two, which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. We regularly monitor developments in our jurisdictions and consider the impact of the tax-related proposals as they arise. We do not expect the minimum tax to have a material impact on our financial statements.
As of September 28, 2024, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property, and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items.
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
The following tables set forth certain information relating to our segments’ operations:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 28, 2024
Total net revenues	$677,992	$259,384	$—	$937,376
Intersegment net revenues	(47)	(2,613)	—	(2,660)
Net revenues from external customers	$677,945	$256,771	$—	$934,716
Three Months Ended September 30, 2023
Total net revenues	$790,327	$289,692	$—	$1,080,019
Intersegment net revenues	(42)	(2,997)	—	(3,039)
Net revenues from external customers	$790,285	$286,695	$—	$1,076,980

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 28, 2024
Total net revenues	$2,068,645	$816,263	$—	$2,884,908
Intersegment net revenues	(107)	(4,943)	—	(5,050)
Net revenues from external customers	$2,068,538	$811,320	$—	$2,879,858
Nine Months Ended September 30, 2023
Total net revenues	$2,375,633	$911,875	$—	$3,287,508
Intersegment net revenues	(203)	(4,036)	—	(4,239)
Net revenues from external customers	$2,375,430	$907,839	$—	$3,283,269

	Three Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$35,781	$(66,662)	$(42,081)	$(72,962)
Income tax expense (benefit)	6,455	2,626	(1,830)	7,251
Depreciation and amortization	18,142	7,884	1,848	27,874
Interest expense (income), net	819	(14)	15,514	16,319
Special items:
Net legal and professional expenses and settlements	619	995	10,662	12,276
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges	17,124	7,786	630	25,540
M&A related costs	—	—	3,045	3,045
Net (gain) loss on sale of business, property, and equipment	(5,288)	33	(166)	(5,421)
Loss on extinguishment and refinancing of debt	—	—	459	459
Share-based compensation expense	349	346	1,764	2,459
Non-cash foreign exchange transaction/translation loss (gain)	53	(475)	59	(363)
Other special items	734	291	696	1,721
Adjusted EBITDA from continuing operations	$74,788	$16,255	$(9,400)	$81,643

	Three Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$40,469	$10,672	$(34,233)	$16,908
Income tax expense (benefit)	27,412	5,974	(15,987)	17,399
Depreciation and amortization(1)	17,128	7,482	6,341	30,951
Interest expense, net	604	147	15,986	16,737
Special items:
Net legal and professional expenses and settlements	802	1,264	5,335	7,401
Restructuring and asset-related charges	11,890	838	(30)	12,698
M&A related costs	84	—	1,118	1,202
Net loss (gain) on sale property and equipment	748	(4,791)	3	(4,040)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	914	455	2,013	3,382
Non-cash foreign exchange transaction/translation loss (gain)	131	2,343	(2,203)	271
Other special items	(220)	67	(3,502)	(3,655)
Adjusted EBITDA from continuing operations	$99,962	$24,451	$(18,672)	$105,741
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $3.5 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

	Nine Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$82,783	$(71,665)	$(130,301)	$(119,183)
Income tax expense (benefit)	26,800	15,784	(29,201)	13,383
Depreciation and amortization(1)	55,033	22,940	19,579	97,552
Interest expense, net	2,137	917	45,521	48,575
Special items:
Net legal and professional expenses and settlements	2,336	2,367	45,109	49,812
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges	40,249	18,411	1,386	60,046
M&A related costs	—	—	9,223	9,223
Net gain on sale of business, property, and equipment	(7,839)	(153)	(184)	(8,176)
Loss on extinguishment and refinancing of debt	—	—	1,908	1,908
Share-based compensation expense	2,610	994	8,988	12,592
Non-cash foreign exchange transaction/translation loss (gain)	315	(3,771)	355	(3,101)
Other special items	7,199	1,911	4	9,114
Adjusted EBITDA from continuing operations	$211,623	$51,180	$(27,613)	$235,190
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

	Nine Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$126,987	$28,627	$(107,739)	$47,875
Income tax expense (benefit)	63,072	10,469	(41,903)	31,638
Depreciation and amortization(1)	62,625	22,414	12,469	97,508
Interest expense, net	4,188	692	54,203	59,083
Special items:
Net legal and professional expenses and settlements	804	3,720	9,085	13,609
Restructuring and asset-related charges	25,360	2,620	796	28,776
M&A related costs	651	—	4,520	5,171
Net loss (gain) on sale of property and equipment	1,132	(5,088)	3	(3,953)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	3,366	1,438	7,451	12,255
Non-cash foreign exchange transaction/translation (gain) loss	(168)	1,192	(1,921)	(897)
Other special items	(39)	(134)	(3,450)	(3,623)
Adjusted EBITDA from continuing operations	$287,978	$65,950	$(59,999)	$293,929
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $3.5 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. North America depreciation and amortization expense includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Reconciliations of income from continuing operations, net of tax to Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(Loss) income from continuing operations, net of tax	$(72,962)	$16,908	(119,183)	47,875
Income tax expense	7,251	17,399	13,383	31,638
Depreciation and amortization(1)	27,874	30,951	97,552	97,508
Interest expense, net	16,319	16,737	48,575	59,083
Special items:
Net legal and professional expenses and settlements(2)	12,276	7,401	49,812	13,609
Goodwill impairment(3)	63,445	—	63,445	—
Restructuring and asset-related charges(4)(5)	25,540	12,698	60,046	28,776
M&A related costs(6)	3,045	1,202	9,223	5,171
Net gain on sale of business, property, and equipment(7)	(5,421)	(4,040)	(8,176)	(3,953)
Loss on extinguishment and refinancing of debt(8)	459	6,487	1,908	6,487
Share-based compensation expense(9)	2,459	3,382	12,592	12,255
Non-cash foreign exchange transaction/translation (gain) loss(10)	(363)	271	(3,101)	(897)
Other special items(11)	1,721	(3,655)	9,114	(3,623)
Adjusted EBITDA from continuing operations	$81,643	$105,741	$235,190	$293,929
(1)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the nine months ended September 28, 2024 and $3.5 million in the three and nine months ended September 30, 2023 in Corporate and unallocated costs for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. In addition, depreciation and amortization expense in the nine months ended September 30, 2023 includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(2)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $12.0 million and $46.6 million in the three and nine months ended September 28, 2024, respectively, and $7.1 million and $12.0 million in the three and nine months ended September 30, 2023, respectively. These expenses primarily relate to the engagement of one transformation consultant for a period spanning from the third quarter of 2023 through the fourth quarter of 2024, for which we incurred $7.0 million and $35.4 million in the three and nine months ended September 28, 2024, respectively, and $5.8 million and $6.2 million in the three and nine months ended September 30, 2023, respectively. Additionally, net legal and professional expenses and settlements include amounts relating to litigation of historic legal matters of $0.2 million and $2.8 million in the three and nine months ended September 28, 2024, respectively, and of $0.2 million and $1.6 million and in the three and nine months ended September 30, 2023, respectively.
(3)Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit.
(4)Represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(5)For the three and nine months ended September 28, 2024, $1.4 million and $7.8 million, respectively, of product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA.
(6)M&A related costs consists primarily of legal and professional expenses related to the potential disposition of Towanda.
(7)Net gain on sale of business, property, and equipment in the three months ended September 28, 2024 primarily relates to the sale of our St. Kitts business. Net gain on sale of business, property, and equipment in the nine months ended September 28, 2024 primarily relates to the sale of our business in St. Kitts and property in Chile. Net gain on sale of business, property and equipment in the three and nine months ended September 30, 2023 primarily relates to the sale of a building in Melton, UK.
(8)Loss on extinguishment and refinancing of debt of $0.5 million in the three months ended September 28, 2024 is related to the redemption of the remaining $200.0 million of our 4.63% Senior Notes. Loss on extinguishment and refinancing of debt of $1.9 million in the nine months ended September 28, 2024 associated with an amendment of our Term Loan Facility and redemption of the remaining $200.0 million of our 4.63% Senior Notes. Loss on extinguishment and refinancing of debt of $6.5 million in the three and nine months ended September 30, 2023 is related to the redemption of $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes.
(9)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.

(10)Non-cash foreign exchange transaction/translation gain primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(11)Other special items not core to ongoing business activity include: (i) in the three months ended September 30, 2023, ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture; (ii) in the nine months ended September 28, 2024, a loss of $4.3 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile in our North America segment, a one-time realized foreign currency loss of $1.6 million in our Europe segment related to a cash repatriation event, and ($1.5) million of cash received on an impaired note in Corporate and unallocated costs; and (iii) in the nine months ended September 30, 2023, ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture.
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
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 28, 2024 and December 31, 2023 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, our Board of Directors decreased our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of September 28, 2024, $175.7 million was remaining under the repurchase program.
During the nine months ended September 28, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18. We did not repurchase shares of our Common Stock during the three months ended September 28, 2024, nor the three and nine months ended September 30, 2023.
Note 14. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted average outstanding shares of Common Stock basic	84,554,174	85,182,678	85,115,070	84,915,519
Restricted stock units, performance share units and options to purchase Common Stock	—	1,167,162	—	813,617
Weighted average outstanding shares of Common Stock diluted	84,554,174	86,349,840	85,115,070	85,729,136
For the three and nine months ended September 28, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.

The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Common Stock options	1,209,341	1,384,007	1,243,831	1,678,769
Restricted stock units	951,656	18,161	1,087,802	41,552
Performance share units	296,521	25,774	276,400	229,841
Note 15. Stock Compensation
The activity under our incentive plans for the periods presented are reflected in the following tables:

	Three Months Ended
	September 28, 2024		September 30, 2023
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	9,900	$12.97	—	$—
Options cancelled	207,958	$21.66	199,395	$21.18
Options exercised	28,694	$13.08	4,763	$8.14

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	70,729	$14.60	78,400	$15.48
PSUs granted	16,388	$13.94	—	$—

	Nine Months Ended
	September 28, 2024		September 30, 2023
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	375,312	$18.37	262,809	$13.28
Options cancelled	282,429	$20.61	277,285	$21.35
Options exercised	220,602	$13.03	24,478	$9.50

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,006,817	$18.32	1,568,729	$13.37
PSUs granted	433,735	$22.27	307,273	$17.38
Share-based compensation expense was $2.5 million and $12.6 million for the three and nine months ended September 28, 2024 and $3.4 million and $12.3 million for the three and nine months ended September 30, 2023, respectively. As of September 28, 2024, we had $17.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.48 years.

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
The following table summarizes the restructuring and asset-related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 28, 2024
Restructuring severance and employee-related charges	$5,290	$5,880	$630	$11,800
Other restructuring associated costs	3,025	1,906	—	4,931
Asset-related charges	8,809	—	—	8,809
Other restructuring associated costs and asset-related charges	11,834	1,906	—	13,740
Total restructuring and asset-related charges	$17,124	$7,786	$630	$25,540
Three Months Ended September 30, 2023
Restructuring severance and employee-related charges (income)	$7,578	$801	$(30)	$8,349
Other restructuring associated costs	2,790	37	—	2,827
Asset-related charges	1,522	—	—	1,522
Other restructuring associated costs and asset-related charges	4,312	37	—	4,349
Total restructuring and asset-related charges (income), net	$11,890	$838	$(30)	$12,698

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 28, 2024
Restructuring severance and employee-related charges	$16,241	$13,155	$1,190	$30,586
Other restructuring associated costs	7,133	4,325	—	11,458
Asset-related charges	16,875	931	196	18,002
Other restructuring associated costs and asset-related charges	24,008	5,256	196	29,460
Total restructuring and asset-related charges	$40,249	$18,411	$1,386	$60,046
Nine Months Ended September 30, 2023
Restructuring severance and employee-related charges	$10,920	$3,594	$796	$15,310
Other restructuring associated costs (income)	9,681	(1,154)	—	8,527
Asset-related charges	4,759	180	—	4,939
Other restructuring associated costs and asset-related charges (income)	14,440	(974)	—	13,466
Total restructuring and asset-related charges	$25,360	$2,620	$796	$28,776

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	September 28, 2024	September 30, 2023
Balance as of January 1	$3,375	$5,021
Current period charges	42,044	23,837
Payments	(30,759)	(21,831)
Currency translation	(46)	95
Balance at period end	$14,614	$7,122
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
On April 11, 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of September 28, 2024 the remaining restructuring accrual for these plans is $5.5 million and the remaining cash outlay is expected to be $17.3 million. We expect to substantially complete the facility closures by the first quarter of 2025.
Costs and cash outlays associated with the plans:

North America: Vista, California and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Nine Months Ended
(amounts in thousands)			September 28, 2024	September 28, 2024
Restructuring severance and employee-related charges(1)	$11,300	$10,714	$168	$10,714
Other restructuring associated costs(1)	7,400	3,615	2,260	3,615
Product-related cash charges(2)	5,000	4,086	1,436	4,086
Total cash charges	23,700	18,415	3,864	18,415
Asset-related charges(1)	12,100	11,984	8,769	11,984
Inventory and other product-related non-cash charges(3)	4,100	3,706	—	3,706
Total non-cash charges	16,200	15,690	8,769	15,690
Total costs	$39,900	$34,105	$12,633	$34,105

Total cash outlays	$29,600	$12,265	$6,586	$12,265
(1)The charges incurred in the three and nine months ended September 28, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
(2)The product-related cash charges incurred in the three and nine months ended September 28, 2024 were detrimental to Net Sales in the accompanying Consolidated Statement of Operations.
(3)The inventory and other product-related non-cash charges in the three and nine months ended September 28, 2024 were included in Cost of Sales in the accompanying Consolidated Statement of Operations.
During 2023, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. During the nine months ended September 28, 2024, we announced additional plans, increasing the total estimated costs by approximately $6.3 million to $27.1 million, after identifying additional opportunities to optimize our European operating structure. As of September 28, 2024 the remaining restructuring accrual for these plans is $5.4 million and the remaining cash outlay is expected to be $11.0 million. We expect to substantially complete these initiatives by the end of 2024.

Costs and cash outlays associated with the plans:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Nine Months Ended
(amounts in thousands)			September 28, 2024	September 28, 2024
Restructuring severance and employee-related charges(1)	$20,900	$16,094	$5,805	$13,012
Other restructuring associated costs(1)	5,600	4,625	1,885	4,201
Total cash charges	26,500	20,719	7,690	17,213
Asset-related non-cash charges(1)	600	573	—	573
Total costs	$27,100	$21,292	$7,690	$17,786

Total cash outlays	$26,500	$15,423	$5,629	$13,308
(1)The charges incurred in the three and nine months ended September 28, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. We expect to incur pre-tax restructuring expenses and other closure costs of approximately $13.7 million for the approved actions, consisting of $6.7 million in restructuring severance and employee-related charges, $1.8 million in asset-related non-cash charges and $5.2 million in other restructuring associated costs. As of September 28, 2024, we have not incurred any expenses or cash outlays related to these plans. We expect to substantially complete the facility closures by the end of 2026.
In the third quarter of 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of September 28, 2024, the remaining restructuring accrual for these plans is $0.6 million and the remaining cash outlay is expected to be $0.9 million. We expect to substantially complete the facility closures by the end of 2024.
Costs and cash outlays associated with the plans:

North America: Tijuana, Mexico and Vista, California	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Nine Months Ended
(amounts in thousands)			September 28, 2024	September 28, 2024
Restructuring severance and employee-related charges(1)	$7,800	$7,631	$129	$(182)
Other restructuring associated costs(1)	2,700	2,614	69	2,013
Total cash charges	10,500	10,245	198	1,831
Asset-related charges(1)	6,600	6,628	—	2,919
Inventory and other product-related non-cash charges(2)	1,500	1,466	—	—
Total non-cash charges	8,100	8,094	—	2,919
Total costs	$18,600	$18,339	$198	$4,750

Total cash outlays	$10,500	$9,588	$402	$2,962
(1)The related charges incurred in the three and nine months ended September 28, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
(2)The inventory and other product-related non-cash charges incurred during 2023 were included in Cost of Sales in the Consolidated Statement of Operations.
In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. As of September 28, 2024, the remaining restructuring accrual for this plan is $1.0 million and the remaining cash outlay is expected to be $2.8 million. We expect to substantially complete the facility closure by the first quarter of 2025.

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Nine Months Ended
(amounts in thousands)			September 28, 2024	September 28, 2024
Restructuring severance and employee-related charges(1)	$1,100	$1,087	$1,087	$1,087
Other restructuring associated costs(1)	2,000	239	239	239
Total cash charges	3,100	1,326	1,326	1,326
Asset-related non-cash charges(1)	200	—	—	—
Total costs	$3,300	$1,326	$1,326	$1,326

Total cash outlays	$3,100	$311	$311	$311
(1)The related charges incurred in the three and nine months ended September 28, 2024 were included in restructuring and asset-related charges in the accompanying Consolidated Statement of Operations.
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
Note 17. Held for Sale
As of September 28, 2024 and December 31, 2023, the assets and liabilities associated with the court-ordered divestiture of Towanda as described further in Note 21 - Commitments and Contingencies, qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the divestiture decision did not represent a strategic shift thereby precluding the divestiture as qualifying as a discontinued operation.
In addition to the Towanda net assets, we own assets in Mexico, which are also classified as held for sale in the accompanying consolidated balance sheet as of September 28, 2024. Mexico had assets held for sale of $2.2 million at September 28, 2024. As of December 31, 2023, the assets and liabilities classified as held for sale are those of Towanda.
As of September 28, 2024 and December 31, 2023, the related assets and liabilities included within the summary below were expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	September 28, 2024	December 31, 2023
Assets
Inventories	$16,322	$17,337
Other current assets	139	108
Property and equipment, net	63,385	50,672
Intangible assets, net	1,471	1,471
Goodwill	65,000	65,000
Operating lease assets, net	2,416	975
Assets held for sale	$148,733	$135,563

Liabilities
Accrued payroll and benefits	$1,158	$901
Accrued expenses and other current liabilities	7,111	6,126
Operating lease liability	1,018	37
Liabilities held for sale	$9,287	$7,064

Note 18. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash received on investment in real estate	$(3,210)	$—	$(5,737)	$—
Pension expense	484	1,618	1,512	4,969
Foreign currency gains, net	(311)	(216)	(1,145)	(2,318)
Income from refund of deposits for China antidumping and countervailing duties(1)	(239)	—	(3,186)	—
JW Australia Transition Services Agreement cost recovery	(27)	(4,000)	(6,569)	(4,000)
Insurance reimbursement	—	—	(1,655)	(1,234)
Recovery of cost from receipts on impaired notes	—	(1,325)	(1,389)	(3,000)
Governmental assistance	—	(1,257)	(927)	(1,448)
Income from short-term investments and forward contracts related to the JW Australia divestiture	—	(3,109)	—	(3,109)
Other items, net	(172)	(1,164)	(1,130)	(841)
Total other income, net	$(3,475)	$(9,453)	$(20,226)	$(10,981)
(1)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022.
Note 19. Derivative Financial Instruments
Foreign currency derivatives – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, capital expenditures, and certain intercompany transactions that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $81.0 million as of September 28, 2024. We have foreign currency derivative contracts, with a total notional amount of $121.6 million, to manage the risks of foreign currency gains and losses on intercompany loans and interest. We do not use derivative financial instruments for trading or speculative purposes. With the exception of the AUD/USD forward contracts entered into on April 18, 2023 described below, as of September 28, 2024, we have not elected hedge accounting for any foreign currency derivative contracts. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market losses of $0.9 million and gains of $0.6 million relating to foreign currency derivatives in the three and nine ended September 28, 2024, respectively. We recorded mark-to-market gains of $0.4 million and $0.5 million relating to foreign currency derivatives during the three and nine months ended September 30, 2023, respectively.
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
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 28, 2024. In other comprehensive income, we recorded pre-tax mark-to-market losses of $1.1 million and of $0.4 million during the three and nine months ended September 28, 2024, respectively. We recorded pre-tax mark-to-market gains of $0.1 million and $1.1 million during the three and nine months ended September 30, 2023, respectively. We reclassified gains of $0.2 million and $0.5 million previously recorded in other comprehensive income to interest income during the three and nine months ended September 28, 2024, respectively, and gains to interest income of $4.6 million and $12.7 million during the three and nine months ended September 30, 2023, respectively.
As of September 28, 2024, approximately $0.4 million in losses is expected to be reclassified to interest income over the next 12 months.
Other derivative instruments – From time to time, we enter into other types of derivative instruments immaterial to the consolidated financial statements. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	September 28, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$685	$1,186
Other derivative instruments	Other current assets	$36	$38

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	September 28, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$342	$—
Interest rate contracts	Deferred credits and other liabilities	$519	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1,828	$2,975
Other derivative instruments	Accrued expenses and other current liabilities	$—	21
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

Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	September 28, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$116,115	$116,115	$116,115	$—	$—
Derivative assets, recorded in other current assets	721	721	—	721	—
Deferred compensation plan assets, recorded in other assets	4,963	4,963	—	4,963	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,219,800	$1,217,502	$—	$1,217,502	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,170	2,170	—	2,170	—
Derivative liabilities, recorded in deferred credits and other liabilities	519	519	—	519	—

	December 31, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$71,139	$71,139	$71,139	$—	$—
Derivative assets, recorded in other current assets	1,224	1,224	—	1,224	—
Deferred compensation plan assets, recorded in other assets	2,098	2,098	—	2,098	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,232,780	$1,209,961	$—	$1,209,961	$—
Derivative liabilities, recorded in accrued expenses and other current assets	2,996	2,996	—	2,996	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of September 28, 2024, foreign currency derivative contracts and interest rate collar agreements; (2) as of December 31, 2023, foreign currency derivative contracts. See Note 19 - Derivative Financial Instruments for additional information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds.
There are no material non-financial assets or liabilities as of September 28, 2024 or December 31, 2023.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 28, 2024 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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

On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets. In light of changed industry and market factors and conditions, the Company believes that the divestiture of Towanda is no longer warranted and is asking the court for relief from that ruling. The court is still reviewing the Motion, and the court mandated divestiture process and related court proceedings are ongoing. We made estimates related to the divestiture in the preparation of our financial statements. However, there can be no assurance that the Motion will be granted and that the divestiture requirement will be vacated, or that if the Motion is not granted, the proposed divestiture will ultimately be approved by the court. There can also be no guarantee that the divestiture will be consummated if the divestiture requirement is not ultimately vacated. Moreover, the Company cannot predict when the court will issue a final ruling on the Motion or the terms of the proposed divestiture.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. On July 14, 2023, the Company entered into an agreement in principle with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. A formal settlement agreement was executed as of March 27, 2024 and remains subject to court approval. The Company continues to believe the plaintiffs’ claims lack merit and denies any liability or wrongdoing for the claims made against the Company.
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
Self-Insured Risk – We self-insure substantially all of our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 28, 2024 and December 31, 2023, our accrued liability for self-insured risks was $83.2 million and $89.2 million, respectively.
Indemnifications – At September 28, 2024, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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

Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $71.6 million at September 28, 2024 and $68.7 million at December 31, 2023, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.0 million and $0.5 million at September 28, 2024 and December 31, 2023, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.5 million at September 28, 2024 and December 31, 2023, respectively.
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
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of September 28, 2024 and December 31, 2023 there was $1.4 million, respectively in bonds posted in connection with these obligations. If we are unable to remove this pile by August 31, 2025, then the bonds will be forfeited, and we may be subject to penalties by PaDEP. We currently anticipate meeting all applicable removal deadlines; however, if our operations should change, additional alternatives would be evaluated to meet the prescribed removal timeline.

Note 22. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023
Cash Operating Activities:
Operating leases	$35,397	$46,033
Interest payments on financing lease obligations	377	217
Cash paid for amounts included in the measurement of lease liabilities	$35,774	$46,250

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(3,113)	$(1,020)
Sale of securities for deferred compensation plan	—	127
Change in securities for deferred compensation plan	$(3,113)	$(893)

Cash received on notes receivable	31	—
Change in notes receivable	$31	$—

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$13,378	$5,422
Property, equipment, and intangibles purchased with debt	7,272	10,984
Customer accounts receivable converted to notes receivable	393	193
Consideration receivable from sale of business	2,000	—

Cash Financing Activities:
Borrowings on long-term debt	$351,225	$127,317
Payments of long-term debt	(371,536)	(672,755)
Payments of debt issuance and extinguishment costs, including underwriting fees	(5,284)	(3,908)
Change in long-term debt and payments of debt extinguishment costs	$(25,595)	$(549,346)

Cash paid for amounts included in the measurement of finance lease liabilities	$1,865	$1,351

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$—	$16,628
Accounts payable converted to installment notes	5	176

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$29,575	$41,988
Cash interest paid	49,469	53,442

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
Our continuing operations include manufacturing and distribution facilities in 14 countries, located in North America and Europe. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
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

Comparison of the Three Months Ended September 28, 2024 to the Three Months Ended September 30, 2023

	Three Months Ended
	September 28, 2024		September 30, 2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$934,716	100.0%	$1,076,980	100.0%
Cost of sales	754,845	80.8%	853,384	79.2%
Gross margin	179,871	19.2%	223,596	20.8%
Selling, general and administrative	143,294	15.3%	162,820	15.1%
Goodwill impairment	63,445	6.8%	—	—%
Restructuring and asset-related charges	25,540	2.7%	12,698	1.2%
Operating income	(52,408)	(5.6)%	48,078	4.5%
Interest expense, net	16,319	1.7%	16,737	1.6%
Loss on extinguishment and refinancing of debt	459	—%	6,487	0.6%
Other income, net	(3,475)	(0.4)%	(9,453)	(0.9)%
(Loss) income from continuing operations before taxes	(65,711)	(7.0)%	34,307	3.2%
Income tax expense	7,251	0.8%	17,399	1.6%
(Loss) income from continuing operations, net of tax	(72,962)	(7.8)%	16,908	1.6%
(Loss) gain on sale of discontinued operations, net of tax	(1,440)	(0.2)%	26,076	2.4%
Income from discontinued operations, net of tax	—	—%	801	0.1%
Net (loss) income	$(74,402)	(8.0)%	$43,785	4.1%
Consolidated Results
Net Revenues – Net revenues decreased $142.3 million, or 13.2%, to $934.7 million in the three months ended September 28, 2024 from $1,077.0 million in the three months ended September 30, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 13%. Core Revenues decreased due to a 13% decline in volume/mix.
Gross Margin – Gross margin decreased $43.7 million, or 19.6%, to $179.9 million in the three months ended September 28, 2024 from $223.6 million in the three months ended September 30, 2023. Gross margin as a percentage of net revenues was 19.2% in the three months ended September 28, 2024 and 20.8% in the three months ended September 30, 2023. The decrease in gross margin percentage was due to a decremental impact of volume/mix, partially offset by an increase in productivity.
SG&A Expense – SG&A expense decreased $19.5 million, or 12.0%, to $143.3 million in the three months ended September 28, 2024 from $162.8 million in the three months ended September 30, 2023. SG&A expense as a percentage of net revenues increased to 15.3% in the three months ended September 28, 2024 from 15.1% in the three months ended September 30, 2023. The decrease in SG&A expense was primarily due to decreased performance-based variable compensation expense, decreased amortization expense due primarily to accelerated amortization recorded in the prior year of an ERP system that we are no longer utilizing upon completion of our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, and lower insurance expense due to favorable claims experience, partially offset by increased professional fees, including non-recurring transformation journey expenses.
Goodwill Impairment – Goodwill impairment charges of $63.4 million in the three months ended September 28, 2024 relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 6 – Goodwill of our consolidated financial statements included in this Form 10-Q.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $12.8 million, or 101.1% to $25.5 million in the three months ended September 28, 2024 from $12.7 million in the three months ended September 30, 2023. The increase in restructuring was primarily due to an increase in charges incurred to transform the operating structure of our Europe segment and to close certain manufacturing facilities in our North America segment. For more information, refer to Note 16 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $0.4 million, or 2.5%, to $16.3 million in the three months ended September 28, 2024 from $16.7 million in the three months ended September 30, 2023. The decrease was primarily due to lower borrowing on our variable rate Term Loan Facility resulting from a partial principal paydown in the current quarter and an increase in interest income due to higher cash equivalents balances, partially offset by a decrease in interest income from interest rate derivatives.

Loss on Extinguishment and Refinancing of Debt – The $0.5 million loss on extinguishment and refinancing of debt in the three months ended September 28, 2024 is related to the redemption of the remaining $200.0 million of our 4.63% Senior Notes. The loss on extinguishment and refinancing of debt of $6.5 million in the three months ended September 30, 2023 is related to the redemption of our Senior Secured Notes and partial redemption of $200.0 million of our 4.63% Senior Notes. Refer to Note 10 - Long-Term Debt of our consolidated financial statements included in this Form 10-Q.
Other Income, Net – Other income, net decreased $6.0 million, or 63.2%, to $3.5 million in the three months ended September 28, 2024 from $9.5 million of other income, net in the three months ended September 30, 2023. Other income, net in the three months ended September 28, 2024 primarily consisted of cash received on investment in real estate of $3.2 million. Other income, net in the three months ended September 30, 2023 primarily consisted of recovery of the JW Australia transition services costs incurred of $4.0 million and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million.
Income Taxes – Income tax expense was $7.3 million in the three months ended September 28, 2024 compared to $17.4 million in the three months ended September 30, 2023. The effective tax rate in the three months ended September 28, 2024 was (11.0)%. The effective tax rate for the three months ended September 28, 2024 was primarily driven by $2.4 million of tax expense due to changes in UTPs from ongoing audits and $2.6 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes due to changes in estimated forecasted earnings. The effective tax rate in the three months ended September 30, 2023 was 50.7%. The effective tax rate for the three months ended September 30, 2023 was primarily driven by $7.0 million of income tax expense from the net impact of discrete items, resulting from increases in valuation allowances and increases in UTP reserves. Refer to Note 11 - Income Taxes of our consolidated financial statements included in this Form 10-Q.
Gain on Sale of Discontinued Operations – The $1.4 million loss and $26.1 million gain on sale of discontinued operations in the three months ended September 28, 2024 and three months ended September 30, 2023, respectively, is related to the July 2, 2023 sale of JW Australia. Refer to Note 2 - Discontinued Operations of our unaudited consolidated financial statements included in this Form 10-Q. The $1.4 million loss incurred in the three months ended September 28, 2024 is related to settlement of an outstanding tax liability related to JW Australia.
Comparison of the Nine Months Ended September 28, 2024 to the Nine Months Ended September 30, 2023

	Nine Months Ended
	September 28, 2024		September 30, 2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,879,858	100.0%	$3,283,269	100.0%
Cost of sales	2,337,362	81.2%	2,642,331	80.5%
Gross margin	542,496	18.8%	640,938	19.5%
Selling, general and administrative	494,548	17.2%	478,060	14.6%
Goodwill impairment	63,445	2.2%	—	—%
Restructuring and asset-related charges	60,046	2.1%	28,776	0.9%
Operating (loss) income	(75,543)	(2.6)%	134,102	4.1%
Interest expense, net	48,575	1.7%	59,083	1.8%
Loss on extinguishment and refinancing of debt	1,908	0.1%	6,487	0.2%
Other income, net	(20,226)	(0.7)%	(10,981)	(0.3)%
(Loss) income from continuing operations before taxes	(105,800)	(3.7)%	79,513	2.4%
Income tax expense	13,383	0.5%	31,638	1.0%
(Loss) income from continuing operations, net of tax	(119,183)	(4.1)%	47,875	1.5%
(Loss) gain on sale of discontinued operations, net of tax	(1,440)	(0.1)%	26,076	0.8%
Income from discontinued operations, net of tax	—	—%	23,249	0.7%
Net (loss) income	$(120,623)	(4.2)%	$97,200	3.0%
Consolidated Results
Net Revenues – Net revenues decreased $403.4 million, or 12.3%, to $2,879.9 million in the nine months ended September 28, 2024 from $3,283.3 million in the nine months ended September 30, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12%. Core Revenues decreased due to a 12% decline in volume/mix.

Gross Margin – Gross margin decreased $98.4 million, or 15.4%, to $542.5 million in the nine months ended September 28, 2024 from $640.9 million in the nine months ended September 30, 2023. Gross margin as a percentage of net revenues was 18.8% in the nine months ended September 28, 2024 and 19.5% in the nine months ended September 30, 2023. The decrease in gross margin percentage was due to a decremental impact of volume/mix, partially offset by an increase in productivity.
SG&A Expense – SG&A expense increased $16.5 million, or 3.4%, to $494.5 million in the nine months ended September 28, 2024 from $478.1 million in the nine months ended September 30, 2023. SG&A expense as a percentage of net revenues increased to 17.2% in nine months ended September 28, 2024 from 14.6% in the nine months ended September 30, 2023. The increase in SG&A expense was primarily due to increased professional fees, including non-recurring transformation journey expenses, increased labor cost driven by an increase in inflation, and accelerated amortization of an ERP system that we are no longer utilizing upon completion of our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, partially offset by decreased performance-based variable compensation expense and lower insurance expense due to favorable claims experience.
Goodwill Impairment – Goodwill impairment charges of $63.4 million in the nine months ended September 28, 2024 relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 6 – Goodwill of our consolidated financial statements included in this Form 10-Q.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $31.3 million, or 108.7% to $60.0 million in the nine months ended September 28, 2024 from $28.8 million in the nine months ended September 30, 2023. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America segment and to transform the operating structure of our Europe segment. For more information, refer to Note 16 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-Q.
Interest Expense, Net – Interest expense, net, decreased $10.5 million, or 17.8%, to $48.6 million in the nine months ended September 28, 2024 from $59.1 million in the nine months ended September 30, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our 4.63% Senior Notes in the third quarter of 2023, and an increase in interest income due to higher cash equivalents balances, partially offset by a decrease in interest income from interest rate derivatives.
Loss on Extinguishment and Refinancing of Debt – The $1.9 million loss on extinguishment and refinancing of debt is related to the amendment of our Term Loan Facility as well as the redemption of the remaining $200.0 million of our 4.63% Senior Notes during the nine months ended September 28, 2024. The loss on extinguishment and refinancing of debt of $6.5 million in the nine months ended September 30, 2023 is related to the redemption of our Senior Secured Notes and partial redemption of our 4.63% Senior Notes. Refer to Note 10 - Long-Term Debt of our consolidated financial statements included in this Form 10-Q.
Other Income, Net – Other income, net increased $9.2 million, or 84.2%, to $20.2 million in the nine months ended September 28, 2024 from $11.0 million in the nine months ended September 30, 2023. Other income, net in the nine months ended September 28, 2024 primarily consisted of recovery of the JW Australia transition services costs incurred of $6.6 million, cash received on investment in real estate of $5.7 million, income from the refund of deposits of China antidumping and countervailing duties of $3.2 million, insurance reimbursements of $1.7 million, recovery of cost from receipts on impaired notes of $1.4 million, and foreign currency gains of $1.1 million, partially offset by pension expense of $1.5 million. Other income, net in the nine months ended September 30, 2023 primarily consisted of recovery of the JW Australia transition services costs incurred of $4.0 million and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million, the recovery of cost from interest received on impaired notes of $3.0 million, foreign currency gains of $2.3 million and reimbursements from insurance of $1.2 million, partially offset by pension expense of $5.0 million.
Income Taxes – Income tax expense was $13.4 million in the nine months ended September 28, 2024 compared to $31.6 million in the nine months ended September 30, 2023. The effective tax rate in the nine months ended September 28, 2024 was (12.6)%. The effective tax rate for the nine months ended September 28, 2024 was primarily driven by $12.1 million of tax expense due to changes in UTPs from ongoing audits and $4.3 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes due to changes in estimated forecasted earnings. The effective tax rate in the nine months ended September 30, 2023 was 39.8%. The effective tax rate in the nine months ended September 30, 2023 was primarily driven by $5.7 million of tax expense attributable to an increase in the valuation allowance on U.S. tax attributes, a net $2.0 million of tax expense due to changes in UTPs and $1.6 million of tax expense attributable to share-based compensation. Refer to Note 11 - Income Taxes of our consolidated financial statements included in this Form 10-Q.
Gain on Sale of Discontinued Operations – The $1.4 million loss and $26.1 million gain on sale of discontinued operations in the nine months ended September 28, 2024 and nine months ended September 30, 2023, respectively, is related to the July 2, 2023 sale of JW Australia. Refer to Note 2 - Discontinued Operations of our unaudited consolidated financial statements included in this Form 10-Q. The $1.4 million loss incurred in the nine months ended September 28, 2024 is related to settlement of an outstanding tax liability for a JW Australia.

Segment Results
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property, and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of net income to Adjusted EBITDA from continuing operations for our segments’ operations are as follows:

	Three Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$35,781	$(66,662)	$(42,081)	$(72,962)
Income tax expense (benefit)	6,455	2,626	(1,830)	7,251
Depreciation and amortization	18,142	7,884	1,848	27,874
Interest expense (income), net	819	(14)	15,514	16,319
Special items:(1)
Net legal and professional expenses and settlements	619	995	10,662	12,276
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges	17,124	7,786	630	25,540
M&A related costs	—	—	3,045	3,045
Net (gain) loss on sale of business, property, and equipment	(5,288)	33	(166)	(5,421)
Loss on extinguishment and refinancing of debt	—	—	459	459
Share-based compensation expense	349	346	1,764	2,459
Non-cash foreign exchange transaction/translation loss (gain)	53	(475)	59	(363)
Other special items	734	291	696	1,721
Adjusted EBITDA from continuing operations	$74,788	$16,255	$(9,400)	$81,643
(1)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our consolidated financial statements included in this Form 10-Q.

	Three Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$40,469	$10,672	$(34,233)	$16,908
Income tax expense (benefit)	27,412	5,974	(15,987)	17,399
Depreciation and amortization(1)	17,128	7,482	6,341	30,951
Interest expense, net	604	147	15,986	16,737
Special items:(2)
Net legal and professional expenses and settlements	802	1,264	5,335	7,401
Restructuring and asset-related charges	11,890	838	(30)	12,698
M&A related costs	84	—	1,118	1,202
Net loss (gain) on sale property and equipment	748	(4,791)	3	(4,040)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	914	455	2,013	3,382
Non-cash foreign exchange transaction/translation loss (gain)	131	2,343	(2,203)	271
Other special items	(220)	67	(3,502)	(3,655)
Adjusted EBITDA from continuing operations	$99,962	$24,451	$(18,672)	$105,741
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $3.5 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.
(2)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our financial statements included in this Form 10-Q.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

	Nine Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$82,783	$(71,665)	$(130,301)	$(119,183)
Income tax expense (benefit)	26,800	15,784	(29,201)	13,383
Depreciation and amortization(1)	55,033	22,940	19,579	97,552
Interest expense, net	2,137	917	45,521	48,575
Special items:(2)
Net legal and professional expenses and settlements	2,336	2,367	45,109	49,812
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges	40,249	18,411	1,386	60,046
M&A related costs	—	—	9,223	9,223
Net gain on sale of business, property, and equipment	(7,839)	(153)	(184)	(8,176)
Loss on extinguishment and refinancing of debt	—	—	1,908	1,908
Share-based compensation expense	2,610	994	8,988	12,592
Non-cash foreign exchange transaction/translation loss (gain)	315	(3,771)	355	(3,101)
Other special items	7,199	1,911	4	9,114
Adjusted EBITDA from continuing operations	$211,623	$51,180	$(27,613)	$235,190
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

	Nine Months Ended September 30, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$126,987	$28,627	$(107,739)	$47,875
Income tax expense (benefit)	63,072	10,469	(41,903)	31,638
Depreciation and amortization(1)	62,625	22,414	12,469	97,508
Interest expense, net	4,188	692	54,203	59,083
Special items:(2)
Net legal and professional expenses and settlements	804	3,720	9,085	13,609
Restructuring and asset-related charges	25,360	2,620	796	28,776
M&A related costs	651	—	4,520	5,171
Net loss (gain) on sale of property and equipment	1,132	(5,088)	3	(3,953)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	3,366	1,438	7,451	12,255
Non-cash foreign exchange transaction/translation (gain) loss	(168)	1,192	(1,921)	(897)
Other special items	(39)	(134)	(3,450)	(3,623)
Adjusted EBITDA from continuing operations	$287,978	$65,950	$(59,999)	$293,929
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of 3.5 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. North America depreciation and amortization expense includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(2)For a discussion of the Special items listed above, refer to Note 12 - Segment Information of our financial statements included in this Form 10-Q.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

Comparison of the Three Months Ended September 28, 2024 to the Three Months Ended September 30, 2023

	Three Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	% Variance
Net revenues from external customers
North America	$677,945	$790,285	(14.2)%
Europe	256,771	286,695	(10.4)%
Total Consolidated	$934,716	$1,076,980	(13.2)%
Percentage of total consolidated net revenues
North America	72.5%	73.4%
Europe	27.5%	26.6%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$74,788	$99,962	(25.2)%
Europe	16,255	24,451	(33.5)%
Corporate and unallocated costs	(9,400)	(18,672)	(49.7)%
Total Consolidated	$81,643	$105,741	(22.8)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	11.0%	12.6%
Europe	6.3%	8.5%
Total Consolidated	8.7%	9.8%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information of our financial statements included in this Form 10-Q.
North America
Net revenues in North America decreased $112.3 million, or 14.2%, to $677.9 million in the three months ended September 28, 2024 from $790.3 million in the three months ended September 30, 2023. The decrease was primarily due to a decrease in Core Revenues of 14%. Core Revenues decreased due to a 14% unfavorable volume/mix driven by weaker market demand and a shift in demand to lower priced product lines.
Adjusted EBITDA from continuing operations in North America decreased $25.2 million, or 25.2%, to $74.8 million in the three months ended September 28, 2024 from $100.0 million in the three months ended September 30, 2023. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $29.9 million, or 10.4%, to $256.8 million in the three months ended September 28, 2024 from $286.7 million in the three months ended September 30, 2023. The decrease was primarily due to a decrease in Core Revenues of 12%, offset by favorable foreign exchange impact of 1%. Core Revenues decreased due to unfavorable volume/mix of 12% primarily due to market softness across the region.
Adjusted EBITDA from continuing operations in Europe decreased $8.2 million, or 33.5%, to $16.3 million in the three months ended September 28, 2024 from $24.5 million in the three months ended September 30, 2023. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by improved productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $9.3 million, or 49.7%, to $9.4 million in the three months ended September 28, 2024, from $18.7 million in the three months ended September 30, 2023. The decrease in cost was primarily due to decrease in performance-based variable compensation expense, cash received on investment in real estate, reduction in non-transformational professional fees and corporate function expense savings, and lower insurance expense due to favorable claims experience during the three months ended September 28, 2024.

Comparison of the Nine Months Ended September 28, 2024 to the Nine Months Ended September 30, 2023

	Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	% Variance
Net revenues from external customers
North America	$2,068,538	$2,375,430	(12.9)%
Europe	811,320	907,839	(10.6)%
Total Consolidated	$2,879,858	$3,283,269	(12.3)%
Percentage of total consolidated net revenues
North America	71.8%	72.3%
Europe	28.2%	27.7%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations (1)
North America	$211,623	$287,978	(26.5)%
Europe	51,180	65,950	(22.4)%
Corporate and unallocated costs	(27,613)	(59,999)	(54.0)%
Total Consolidated	$235,190	$293,929	(20.0)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	10.2%	12.1%
Europe	6.3%	7.3%
Total Consolidated	8.2%	9.0%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA from continuing operations, see Note 12 - Segment Information of our financial statements included in this Form 10-Q.
North America
Net revenues in North America decreased $306.9 million, or 12.9%, to $2,068.5 million in the nine months ended September 28, 2024 from $2,375.4 million in the nine months ended September 30, 2023. The decrease was primarily due to a decrease in Core Revenues of 13%. Core Revenues decreased due to an 13% unfavorable volume/mix driven by weaker market demand and a shift in demand to lower priced products.
Adjusted EBITDA from continuing operations in North America decreased $76.4 million, or 26.5%, to $211.6 million, in the nine months ended September 28, 2024 from $288.0 million in the nine months ended September 30, 2023. The decrease was primarily due to unfavorable volume mix and price/cost, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $96.5 million, or 10.6%, to $811.3 million in the nine months ended September 28, 2024 from $907.8 million in the nine months ended September 30, 2023. The decrease was primarily due to a decrease in Core Revenues of 11%. Core Revenues decreased due to unfavorable volume/mix of 12% primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $14.8 million, or 22.4%, to $51.2 million in the nine months ended September 28, 2024 from $66.0 million in the nine months ended September 30, 2023. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $32.4 million, or 54.0%, to $27.6 million in the nine months ended September 28, 2024, from $60.0 million in the nine months ended September 30, 2023. The decrease in cost was primarily due to a decrease in performance-based variable compensation expense, cash received on investment in real estate, lower insurance expense due to favorable claims experience, reduction in non-transformational professional fees and corporate function expense savings during the nine months ended September 28, 2024.

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
As of September 28, 2024, we had total liquidity (a non-GAAP measure) of $636.7 million, consisting of $208.5 million in unrestricted cash, $428.2 million available for borrowing under the ABL Facility, compared to total liquidity of $750.6 million as of December 31, 2023. The decrease in total liquidity was primarily due to lower cash balances at September 28, 2024 compared to December 31, 2023.
As of September 28, 2024, our cash balances, including $0.8 million of restricted cash, consisted of $63.1 million in the U.S. and $146.3 million in non-U.S. subsidiaries.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100 basis point decrease in interest rates would have reduced our interest expense by $8.3 million in the three months ended September 28, 2024. A 100 basis point increase in interest rates would have increased our interest expense by $8.3 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
In August 2024, we issued $350.0 million of Senior Notes, bearing interest at 7.00%, the proceeds of which were utilized to repay $150.0 million of the outstanding balance of our Term Loan Facility.

In September 2024, we redeemed the remaining $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $0.5 million on the redemption resulting from accelerated amortization of debt issuance costs.
As of September 28, 2024, we were in compliance with the terms of all of our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. See Note 10 - Long-Term Debt of our consolidated financial statements for additional details.
Cash Flows (1)
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 28, 2024	September 30, 2023
Cash provided by (used in):
Operating activities	$78,025	$272,983
Investing activities	(106,396)	298,843
Financing activities	(50,283)	(550,753)
Effect of changes in exchange rates on cash and cash equivalents	(1,179)	(2,035)
Net change in cash and cash equivalents	$(79,833)	$19,038
(1)Cash flow information for the nine months ended September 30, 2023 is inclusive of cash flows from JW Australia as discontinued operations through the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash provided by operating activities decreased $195.0 million to $78.0 million in the nine months ended September 28, 2024, compared to $273.0 million in the nine months ended September 30, 2023. The decreased operating cash flow was primarily due to unfavorable change in earnings of $217.8 million and an unfavorable impact from accrued expenses of $48.6 million, due primarily to higher payments of annual variable compensation for 2023 performance, partially offset by a $8.5 million improvement in net cash provided by our working capital accounts. The impact of accounts receivable, net of $70.7 million was favorable in the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023, which was primarily due to decreased sales and slightly improved collections. The $14.0 million favorable impact from accounts payable is primarily due to improved payment terms with suppliers. The $76.2 million unfavorable impact of inventory is primarily due to the prior year benefit from intentional, one-time reductions not being repeated in the current year, as the current year began with a more normalized inventory level as compared to the prior year. Further, the unfavorable impact of inventory was also driven by investments in inventory levels to aid in delivering improved service levels and lead times to our customers.
Cash Flow from Investing Activities
Net cash used in investing activities was $106.4 million in the nine months ended September 28, 2024 compared to cash provided by investing activities of $298.8 million in the nine months ended September 30, 2023, primarily driven by $367.5 million proceeds (payments) related to the sale of JW Australia during the nine months ended September 30, 2023 and an increase in capital expenditures of $37.7 million.
Cash Flow from Financing Activities
Net cash used in financing activities decreased $500.5 million to $50.3 million in the nine months ended September 28, 2024 compared to $550.8 million in the nine months ended September 30, 2023, primarily due to a decrease in net debt payments and payments of debt extinguishment costs of $25.6 million in the nine months ended September 28, 2024 compared to net debt payments and payments of debt extinguishment costs of $549.3 million in the nine months ended September 30, 2023. This decrease is partially offset by the repurchases of common stock of $24.3 million in the nine months ended September 28, 2024.
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
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of September 28, 2024 was $924.1 million.
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
Item 4 - Controls and Procedures
Disclosure Controls and Procedures
    The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5 - Other Information
(c) During the three months ended September 28, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
4.1	Indenture, dated as of August 22, 2024, among JELD-WEN Holding, Inc., the guarantors party thereto and Truist Bank, as trustee (including the form of Notes).	8-K	001-38000	4.1	August 22, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: November 6, 2024