Form 10-K
period 2024-12-31
JELD-WEN Holding, Inc.
filed 2025-02-20
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1.1 billion as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 29, 2024). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 29, 2024, have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 84,849,974 shares of common stock, par value $0.01 per share, issued and outstanding as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

JELD-WEN HOLDING, Inc.
– Table of Contents –

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
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

AI	Artificial intelligence
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
Base rate	LIBOR portion of the interest rate. In June 2023, we amended the ABL Facility to replace LIBOR with a Term SOFR based rate.
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CEO	Chief Executive Officer or principal executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief Financial Officer or principal financial officer
CIO	Chief Digital and Information Officer
CISO	Chief Information Security Officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
Class B-1 Common Stock	Shares of our Class B-1 common stock, par value $0.01 per share, all of which were converted into shares of our Common Stock on February 1, 2017
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, who is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
EH&S	Environmental Health and Safety
ESG	Environmental, Social, and Governance
EPA	The U.S. Environmental Protection Agency
ERC	Employee Retention Credit

ERP	Enterprise Resource Planning
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FIFO	First In, First Out
Free Cash Flow	A non-GAAP financial measure that we define as net cash (used in) provided by operating activities less capital expenditures (including purchases of intangible assets)
GAAP	Generally Accepted Accounting Principles in the United States
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
GloBE	Global Anti-Base Erosion Rules
IPO	The initial public offering of shares of our common stock, as further described in this report on Form 10-K
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	Our Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
Karona	Karona, Inc.
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MMI Door	JWI d/b/a Milliken Millwork, Inc.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NIST	National Institute of Standards and Technology
NOL	Net operating loss
NYSE	New York Stock Exchange
OECD	Organization for Economic Cooperation and Development
Omnibus Equity Plan	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Pillar Two	The Pillar Two Global Anti-Base Erosion rules
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
ROIC	Return on Invested Capital
ROU assets	Right-of-use assets or operating lease assets
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.88% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032.
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023.
SOFR	Secured Overnight Financing Rate

SG&A	Selling, general, and administrative expenses
Steves	Steves and Sons, Inc.
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
TSR	Total Shareholder Return
Towanda	The Company’s Towanda, PA business and related assets
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
UTP	Uncertain Tax Position
VOC	Volatile Organic Compounds
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable
WTW	Willis Towers Watson

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•increases in interest rates, sustained periods of elevated interest rates, and reduced availability of financing for the purchase of new homes and home construction and improvements;
•declines in our relationships with and/or consolidation of our key customers;
•our highly competitive business environment;
•failure to successfully implement our strategic and transformation journey initiatives, including our productivity, cost reduction and global footprint rationalization initiatives;
•failure to retain and recruit executives, managers, and employees;
•disruptions in our operations due to natural disasters, changes in weather patterns and related extreme weather events, public health crises, and armed conflicts, including the ongoing conflict between Russia and Ukraine and instabilities in the Middle East;
•failure to timely identify or effectively respond to consumer needs, expectations, or trends;
•manufacturing realignments and cost savings programs resulting in a decrease in short-term earnings;
•seasonal business with varying revenue and profit;
•fluctuations in the prices of raw materials used to manufacture our products;
•changes to tariff, trade or investment policies or laws;
•delays or interruptions in the delivery of raw materials, finished goods, or certain component parts;
•economic and geopolitical uncertainty and risks that arise from operating a multinational business;
•exchange rate fluctuations;
•product liability claims, product recalls, or warranty claims;
•adverse outcome of pending or future litigation;
•acquisitions, divestitures, or investments in other businesses that may not be successful;
•inability to protect our intellectual property;
•increases in labor costs, potential labor disputes, and work stoppages at our facilities;
•pension plan obligations;
•security breaches and other cybersecurity incidents;
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

Item 1 - Business
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
The JELD-WEN family of brands includes JELD-WEN worldwide; LaCantina and VPI in North America; and Swedoor, DANA, and Kellpex in Europe. Our customers include wholesale distributors and retailers as well as individual contractors and consumers. Our business is highly diversified by distribution channel, geography, and construction application as illustrated below:

2024 Net Revenues $3,776 million

Channel	Geography	Construction Application(1)

(1)The percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
As a leading global manufacturer of interior and exterior building products, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 79 manufacturing and distribution facilities in 14 countries, located in North America and Europe. We are focused on optimizing our global footprint to enhance performance and improve profit margins.
On July 2, 2023, we completed the sale of JW Australia. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods. Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (refer to Note 1 - Description of Company and Summary of Significant Accounting Policies and Note 2 - Discontinued Operations to our consolidated financial statements included in this Form 10-K for more information).
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
Our History
We were founded in 1960 by Richard L. Wendt, when he, together with four business partners, bought a millwork plant in Oregon. The subsequent decades were a time of successful expansion and growth as we added different businesses and product categories such as interior doors, exterior steel doors, and vinyl windows. Our first overseas acquisition was Norma Doors in Spain in 1992 and since then we have acquired or established numerous businesses in Europe and Canada, making JELD-WEN a global company.

Our Business Strategy and Operating Model
We strive to achieve solid financial performance and shareholder returns through the systematic execution of our strategy which includes:
•streamlining and simplifying the business, refining our product and brand strategies, rationalizing our global footprint, and strategically sourcing our raw materials;
•enhancing performance and improving profit margins through strategic pricing, cost-reduction and productivity initiatives, such as implementing targeted quality improvement programs, optimizing our sales force, right-sizing and consolidating our manufacturing network, investing in automation, and leveraging our scale to streamline sourcing;
•disciplined capital allocation and working capital management designed to maximize shareholder returns, cash flows, and return on invested capital in a balanced manner;
•focused go-to-market growth strategies and industry-leading innovations to support profitable organic revenue growth; and
•continuing our journey to drive a high-performing, values-based culture enabled by strategic clarity, leadership excellence, and a global recognition and incentives strategy.
Our Products
We provide a broad portfolio of interior and exterior doors, windows, and related building products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2024, our door sales accounted for 63% of net revenues, our window sales accounted for 20% of net revenues, and our other ancillary products and services accounted for 17% of net revenues.
Doors
We are a leading global manufacturer of residential doors. We offer a full line of residential interior and exterior door products, including patio doors and folding or sliding wall systems. Our non-residential door product offering is concentrated in Europe, where we are a leading non-residential door provider by net revenues in Germany, Austria, Switzerland, and Scandinavia. We also offer non-residential doors across North America in certain markets. To meet the design, durability, and energy efficiency requirements of our customers, our product portfolio encompasses many types of materials, including wood veneer, composite wood, steel, glass, and fiberglass that satisfy a range of price points from entry-level to high-end. Our highest volume products include molded interior doors and door systems, which are made from two composite molded door skins joined by a wooden frame and filled with a hollow honey-cell core or other solid core materials. These value doors are the most popular choice for interior residential applications in North America, France and the U.K. In the U.S., we manufacture exterior doors primarily made from fiberglass and steel. We also manufacturer stile and rail doors in our U.S. manufacturing facilities. In Europe, we also sell high performance residential and non-residential doors, with features such as soundproofing, fire resistance, radiation resistance, security, and in Scandinavia we design and manufacture doors which can withstand extreme environmental conditions in coastal and arctic environments. Additionally, we offer profitable value-added distribution services for residential and non-residential products in all our markets, including customizable configuration services, specialized component options, and multiple finishing options. These services are valued by labor constrained customers and allow us to capture more profit from the sale of our door products. In the U.S., our acquisitions of ABS and MMI Door are examples of our focus on value-added services.

Windows
We are a leading manufacturer of residential windows in North America. We manufacture a full line of residential wood and vinyl windows in North America. Our window product lines comprise a full range of styles, features, and energy-saving options to meet the varied needs of our customers in each of our regional end markets. For example, our high-performance wood and vinyl windows with multi-pane glazing and superior energy efficiency properties are in greater demand in Canada and the northern U.S. In addition, our value windows are popular with production builders and the remodel and replacement markets. In select coastal regions, we offer impact windows that can withstand the impact of hurricane force winds and satisfy local building codes. Our wood windows remain prevalent as a high-end option because they possess both insulating qualities and the beauty of natural wood. In North America, our wood windows and patio doors include our proprietary AuraLast treatment, which is a unique water-based wood protection process that provides protection against wood rot and decay. We believe AuraLast is unique in its ability to penetrate and protect the wood through to the core, as opposed to being a shallow or surface-only treatment. With the acquisition of LaCantina Doors, the Company added LaCantina’s innovative folding, multi-slide, and swing patio doors and wall systems to its already robust windows product offering. We also offer a non-residential line of vinyl windows for a broad assortment of commercial applications. With the acquisition of VPI, we added vinyl windows for mid-rise, multi-family, institutional, hospitality, and commercial properties to our product lineup. We believe that our innovative energy-efficient windows position us to benefit from increasing environmental awareness among consumers and from changes in local building codes. In recognition of our expansive energy-efficient product line, we have been an ENERGY STAR partner since 1998. In 2024, we were recognized as ENERGY STAR Partner of the Year by the EPA, and our Canada business received ENERGY STAR Canada Manufacturer of the year for windows and doors and has won 8 ENERGY STAR Canada Manufacturer of the Year Awards.
Other Ancillary Products and Services
In certain regions, we sell a variety of other products that are ancillary to our door and window offerings, which we do not classify as door or window sales. These products include glass, hardware and locks, and window screens. We also sell molded door skins to certain direct and indirect customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace. Miscellaneous installation and other services are also included in this category.
Our Segments
We operate within the global market for residential and non-residential doors and windows with sales spanning approximately 71 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our strong brands, broad product line, and strategically located manufacturing and distribution facilities.
Our operations are managed and reported in two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information regularly provided to the CODM, and information presented to the Board of Directors and investors.
North America
In our North America segment, we compete primarily in the new construction and R&R market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. While we expect to realize some benefit from share gains and continued growth from pricing strategies to offset inflation, our North American market is expected to continue to face headwinds during 2025 primarily due to heightened interest rates and continued labor, freight, and raw material inflation. We believe that our total market opportunity in North America will continue to include non-residential applications and other related building products.
Europe
The European market for doors is highly fragmented, and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. During 2025, we expect softer markets in our residential and non-residential markets in Germany, France, and Austria due to general economic weakness and interest rates that are expected to remain high.

Refer to Note 14 - Segment Information to our consolidated financial statements included in this Form 10-K for more information about our segments.
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
Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, peak season for home construction and remodeling in our North America and Europe segments, generally corresponds with the second and third calendar quarters, and therefore our sales volume is generally higher during those quarters. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.
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
We continue to make investments in tools and technologies to enhance the effectiveness of our sales force and improve our customers’ purchasing experience. For example, we are continuing to invest in and utilize Salesforce in North America and Europe to enhance our customer relationships and support. We continue to leverage Salesforce for improved data management, service level tracking, Ecommerce, and workflow enhancements. We have also made investments in North America to streamline and automate order management and continue to expand post sales care through our virtual OnSite Applications and service scheduling. In Europe, we have launched new door configuration software in select countries, with plans to extend this launch to additional markets. This strategic investment aims to improve our customers' ordering experience with us, which will enhance our digital service offering and has improved our Net Promoter Score. We believe these investments will increase sales force effectiveness, create pull-through demand, and optimize sales force productivity.
We believe that our broad product portfolio of both doors and windows in North America is a competitive advantage as it allows us to cross-sell our door and window products to our end customers, many of whom find it more efficient to choose one supplier for their door and window needs on a given project.
Research and Development
A core aspect of our business strategy is the investment and innovation of new products and technologies. We believe that leading the market in innovation will enhance demand for our products and allow us to sell a higher margin product mix. Our research and development efforts encompass the development of new products and material inputs, derivative product development, as well as value-added re-engineering of components used in our existing products leading to reduced costs and manufacturing efficiencies. We have a governance process that prioritizes the most impactful projects, which is expected to improve the efficiency and quality of our research and development efforts.
Although product specifications and certifications vary from country to country, the global nature of our operations allows us to leverage our global innovation capabilities and create product platforms which enable us to share designs across our markets. We believe that the global nature of our research and development capabilities is unique among our door and window competition.

Customers
We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot and Lowe’s Companies in North America, and B&Q, Howdens, and Bauhaus in Europe. We have maintained relationships with the majority of our top ten customers for over 25 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for approximately 46%, 43% and 44% of our net revenues in the years ended December 31, 2024, 2023 and 2022, respectively. The Home Depot, a customer of our North America segment, represents 16%, 15%, and 16% of our consolidated net revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Lowe’s Companies, another customer of our North America segment, represents 12%, 11%, and 11% of our consolidated net revenues during the years ended December 31, 2024, 2023 and 2022, respectively.
Competition
The door and window industry is highly competitive and includes several regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability, and price. We believe that we are well-positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite (a division of Owens Corning), Steves & Sons, Inc. and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite (a division of Owens Corning), Therma-Tru (a division of Fortune Brands), Plastpro and Steves & Sons, Inc. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of Cornerstone Building Brands, formerly NCI Building Systems), and Milgard (a division of MI Windows and Doors). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant (a division of Arbonia Group), Viljandi, Masonite (a division of Owens Corning), Keyor, Herholz, and Hormann.
Intellectual Property
We rely primarily on patent, trademark, copyright, and trade secret laws and contractual commitments to protect our intellectual property and other proprietary rights. Generally, registered trademarks have a perpetual life, if they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain the trademark registrations listed below so long as they remain valuable to our business.
Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, Aurora®, IWP®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe.
Environmental, Social, and Governance Matters
Human Capital Management
We believe that the success of our mission is realized by the engagement and empowerment of our employees, and we are committed to investing in our people. Our senior leadership team, including our CEO and our Executive Vice President, Chief Human Resources Officer, is responsible for developing and executing our human capital strategy. This includes the attraction, retention, development, and engagement of talent. In addition, our Executive Vice President, Chief Human Resources Officer regularly updates senior management and our Board of Directors on the operation and status of our human capital management.
As of December 31, 2024, we employed approximately 16,000 people. Of our total number of employees, approximately 10,000 are employed in operations included in our North America segment and corporate operations, and approximately 6,000 are employed in operations included in our Europe segment.
In total, approximately 800, or 8%, of our employees in the U.S. and Canada are unionized. One facility in the U.S., representing 8 employees, is covered by collective bargaining agreements. In Canada, approximately 72% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe, the majority of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.

Health and Safety
We strive to operate in a way that prioritizes the health and safety of our employees, business partners, and the communities in which we operate. JELD-WEN's commitment to the EH&S of our associates is foundational and embedded in our values. Our EH&S programs are designed around global policies and standards and a commitment to complying with or exceeding applicable requirements within our manufacturing, service and install, and headquarter operations. We proactively implement management systems consistent with ISO 14001 and 45001 requirements to prevent EH&S risks and to create a strong safety culture and improve performance. We are committed to continuous improvement and continue to measure, refine, and improve on our performance. We educate and train our employees to help ensure compliance with our policies, standards, and management systems. We also have policies and procedures in place to encourage employees to stop work to address at-risk conditions without the threat of retaliation. Our management and Board of Directors also periodically review our health and safety practices to address ongoing effectiveness and compliance.
Employee Engagement and Cognitive Diversity
We believe that an engaged workforce provides a strong competitive advantage. To this end, the Company welcomes employee contributions that maximize diversity of thought, promote authenticity in discussion, and challenge the status quo. Our senior leadership team works to promote these goals in their respective organizations and our recruitment strategy reflects our dedication to cognitive diversity. Furthermore, as part of our human capital strategy, we incorporate mentoring programs, support employee resource groups, and maintain an open-door policy where employees are free to inject their ideas, concerns, and other opinions for consideration into broader discussions around Company culture and strategy.
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
Internal job opportunities are posted for employees to review, and our internal mobility philosophy encourages employees to apply for roles after they have passed twelve months on a job. As part of the annual performance management process, managers and employees meet to review goals and performance and discuss actions for ongoing growth and development. The Company continues to invest in its employees through global learning platforms, content libraries, and additional formal and informal training programs.
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
Environmental Sustainability
We strive to conduct our business in a manner that is environmentally sustainable and demonstrates environmental stewardship. Toward that end, we pursue processes that are designed to minimize waste, maximize efficient utilization of materials, and conserve resources, including using recycled and reused materials to produce portions of our products. We are taking steps to mitigate climate change by measuring and reducing our GHG emissions, implementing renewable energy solutions and pursuing efficiency projects. We offer a variety of products that contain pre-consumer recycled content, such as our vinyl windows, aluminum cladding, and window glass. In January 2023, we launched a new primer formula developed by our coatings division designed to decrease VOC emissions in coatings applied to interior door skins. Our U.S. produced pine wood windows and select patio doors and door frames are made from AuraLast® pine, which is a proprietary, water-based wood protection process that results in a decrease of VOCs released during production. In addition, we manufacture many products that meet local green building provisions and top nationally recognized environmental programs. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to further reduce our impact on the environment.

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
The nature of our operations, which involve the handling, storage, use, and disposal of hazardous wastes, exposes us to the risk of liability and claims associated with contamination at our current and former facilities or sites where we have disposed of or arranged for the disposal of waste, or with the impact of our products on human health and safety and the environment. Laws and regulations with respect to the investigation and remediation of contaminated sites can impose joint and several liability for releases or threatened releases of hazardous materials upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. We have been subject to claims, including having been named as a potentially responsible party, in certain proceedings initiated pursuant to the CERCLA and similar state and foreign laws, regulations, and statutes, and may be named a potentially responsible party in other similar proceedings in the future. Unforeseen expenditures or liabilities may arise in connection with such matters.
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
In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of the responsibility between the identified PLPs, both of which could vary materially from our estimates.
In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between PaDEP and us. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2024 and 2023, there was $1.4 million in bonds posted in connection with these obligations. Failure to remove the pile by August 31, 2025, would have resulted in forfeiture of the bonds and penalties by PaDEP. During December 2024, we removed the wood fiber waste pile from the site and our removal obligations under the COA closed.
For more information regarding the risks associated with environmental, health, and safety laws and regulations, refer to Item 1A - Risk Factors.
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
For a more detailed description of the various laws and regulations that affect our business, refer to Item 1A - Risk Factors.

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

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. The ages are as of February 20, 2025. There are no family relationships among the following executive officers.
William J. Christensen, Chief Executive Officer and Director. Mr. Christensen, age 52, joined the Company in April 2022 as Executive Vice President and President, Europe. In December 2022, he was appointed to his current role as Chief Executive Officer and Director of the Company. Prior to joining the Company, Mr. Christensen was Chief Executive Officer and Group Executive Board Chair of REHAU AG, a Swiss-based global manufacturer, from 2018 to 2021. Prior to his appointment as Chief Executive Officer in 2018, Mr. Christensen served as REHAU AG’s Chief Marketing Officer from 2016 to 2018. Prior to joining REHAU AG, Mr. Christensen was the President of innofund.vc, a venture capital investor, from 2016 to 2022. He was also the Chief Executive Officer of AFG Arbonia-Foster-Holding AG, a Swiss-based global building products manufacturer from 2014 to 2015. In addition, he spent ten years at Geberit International AG, a global plumbing manufacturer, in several executive roles including Group Executive Board Member and Head of International Sales, as well as President and Chief Executive Officer of The Chicago Faucets Company. He also served in various finance and business development roles at J.P. Morgan Securities and Rieter Automotive Systems. Mr. Christensen earned a bachelor’s degree in economics from Rollins College and an MBA from the University of Chicago’s Booth School of Business.
James S. Hayes, Executive Vice President, General Counsel and Corporate Secretary. Mr. Hayes, age 52, joined the Company in August 2018 as Vice President, Deputy General Counsel. In August 2022, he was promoted to Senior Vice President, Deputy General Counsel and Corporate Secretary. He was appointed to his current role in June 2023. Mr. Hayes leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Mr. Hayes earned a bachelor’s degree in English and history from Emory University and a law degree from Villanova University School of Law.
Michael Leon, Senior Vice President and Chief Accounting Officer. Mr. Leon, age 44, joined the Company as Senior Vice President and Chief Accounting Officer in March 2023. Prior to joining the Company, Mr. Leon was the Chief Accounting Officer and Corporate Controller at Sealed Air, a global provider of packaging solutions, from June 2018 to March 2023, where he was also the Assistant Corporate Controller from December 2014 to June 2018. Mr. Leon earned a master’s degree in accounting from the University of South Carolina.
Wendy Livingston, Executive Vice President, Chief Human Resources Officer. Ms. Livingston, age 51, joined the Company as Executive Vice President, Chief Human Resources Officer in June 2023. Prior to joining the Company, Ms. Livingston was the Chief People Officer for Spreetail, a multinational e-commerce company, from August 2022 to June 2023 and the Senior Vice President and Chief Human Resources Officer for Harsco Corporation (now Enviri Corporation), a global environmental services company, from August 2020 to August 2022. She held leadership roles of increasing responsibility at The Boeing Company, a global aerospace company, from 1996 to 2020, including interim Senior Vice President, Human Resources in 2020 and Vice President, Corporate Human Resources from 2017 to 2020. Ms. Livingston earned a bachelor’s degree in business administration from Peru State College, a master’s degree in human resource management from Lindenwood University and is certified by the Society for Human Resource Management.
Matthew Meier, Executive Vice President, Chief Digital and Information Officer. Mr. Meier, age 52, joined the Company as Executive Vice President, Chief Digital and Information Officer in January 2024. Previously, he was Executive Vice President, Chief Digital and Data Officer at Driven Brands Holding, Inc., an automotive services company, from October 2021 to January 2024. Prior to joining Driven Brands, Mr. Meier was employed at Whirlpool Corporation, a manufacturer of home appliances, as the Vice President, Global Technology Value Streams from 2020 to 2021 and as Vice President, Chief Information Officer from 2016 to 2020. Mr. Meier earned a bachelor’s degree in industrial engineering from Purdue University, a master’s degree in information systems management from Carnegie Mellon University and an MBA from the Massachusetts Institute of Technology Sloan School of Management.
Samantha Stoddard, Executive Vice President, Chief Financial Officer. Ms. Stoddard, age 41, joined the Company in December 2020 as Vice President, Operations Finance. In February 2022, she was promoted to North America Chief Financial Officer. In April 2024, she expanded her responsibilities to include leading global Finance Planning and Analysis (FP&A) and assumed the additional role as the Head of FP&A. Ms. Stoddard was appointed to her current role in July 2024. Prior to joining JELD-WEN, Ms. Stoddard held various roles of increasing responsibility at Honeywell International, an American advanced-technology company, from April 2018 to December 2020, serving as the Chief Financial Officer, Personal Protection Equipment, from May 2020 to December 2020 and the Chief Financial Officer, Safety and Productivity Solutions Supply Chain, from February 2019 to April 2020. Ms. Stoddard earned a bachelor’s degree in economics and political science from Wake Forest University and a master’s degree in accounting from The University of Texas at Dallas.

Gustavo Vianna, Executive Vice President and President, Europe. Mr. Vianna, age 56, joined the Company as Executive Vice President and President, Europe in January 2024. Prior to joining the Company, Mr. Vianna was employed at Aliaxis Group SA, a global manufacturer of advanced fluid management solutions, as Chief Executive Officer, EMEA from November 2020 to September 2022 and as Chief Business Officer from September 2019 to November 2020. Previously, he was the Chief Executive Officer, Pipe Business for Saint-Gobain Europe du Nord, a manufacturer and distributor of construction materials, from September 2016 to February 2019. Mr. Vianna earned a bachelor’s degree in electrical engineering from Pontifical Catholic University and a master’s degree in business administration from Fundacão Getúlio Vargas.
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
•the availability and cost of credit;
•interest rate fluctuations (including mortgage and credit card interest rates), sustained periods of elevated interest rates, and the availability of financing for our customers and consumers;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates, and foreclosures;
•volatility in both debt and equity capital markets;
•increases in the cost of raw materials or any shortage in supplies or labor, including as a result of tariffs or other trade restrictions;
•disruptions or delays to the global supply chain;
•the effects of governmental regulation and initiatives to manage economic conditions;
•geographical shifts in population and other changes in demographics; and
•changes in weather patterns and extreme weather events.
While cyclicity in our new residential and non-residential construction end markets is moderated to a certain extent by R&R activity, much R&R spending is discretionary and can be deferred or postponed entirely when economic conditions are poor. We have experienced sales declines in all our end markets during recent economic downturns.
Uncertain economic and political conditions may make it difficult for us and our customers or suppliers to accurately forecast and plan future business activities or may cause delays or cancellation of construction projects. For example, changes to policies related to global trade and tariffs may result in uncertainty surrounding the future of the global economy which could have an adverse impact on consumer spending as well as our input costs.

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
Our top ten customers together accounted for approximately 46%, 43% and 44% of our net revenues in the years ended December 31, 2024, 2023 and 2022, respectively. The Home Depot, a customer of our North America segment, represented 16%, 15%, and 16% of our consolidated net revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Lowe’s Companies, another customer of our North America segment, represented 12%, 11%, and 11% of our consolidated net revenues during the years ended December 31, 2024, 2023 and 2022, respectively. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all these relationships will continue or will not diminish. Some of our key customers are volume purchasers who are much larger than us and have strong bargaining power with their suppliers, which limits our ability to recover cost increases through higher selling prices. We generally do not enter into long-term contracts with our customers, and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline in order to improve or maintain profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes and could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Failure to compete effectively and any decrease in demand for our products could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Some of our competitors may have greater financial, marketing, and distribution resources and may develop stronger relationships with customers in the markets where we sell our products. Some of our competitors may be less leveraged than we are, providing them with more flexibility to invest in new facilities and processes and making them better able to withstand adverse economic or industry conditions.
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
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including our productivity, cost reduction, and global footprint rationalization initiatives. We cannot guarantee the successful implementation of these initiatives and related strategies throughout the geographic regions in which we operate or that such implementation will improve our operating results. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our restructuring and asset-related charges. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our business will suffer if we are unable to retain and recruit executives, managers and employees at a competitive cost.
The success of our business depends upon the skills, experience, and efforts of our executives and other key employees. Our senior management team has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business, especially if we are not successful in developing adequate succession plans. In addition, we rely on the specialized knowledge and experience of certain key technical employees. Our business also depends on our ability to continue to recruit, train, and retain skilled employees. The loss of the services of these key executives and employees, or our inability to hire new personnel with the requisite skills, could have a material adverse effect on our business, financial condition, and results of operations. For example, our ability to develop new products or enhance existing products, sell products to our customers, or manage our business effectively could be impaired if we are unable to retain and attract qualified personnel. In addition, a significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, an increase in the wage rates that we must pay, or both. Lastly, we may experience higher levels of attrition within our professional workforce for a variety of reasons in the future, including if our compensation programs become uncompetitive or if the Company experiences significant disruption, including an economic downturn. We may not be able to attract highly qualified employees to replace such key personnel, particularly if the underlying reasons for the loss make the Company uncompetitive or attractive as an employer.
A disruption in our operations due to natural disasters, changes in weather patterns and related extreme weather events, public health crises, unstable geopolitical conditions or armed conflicts could have a material adverse effect on our business, financial condition, and results of operations.
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
Our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operational results to suffer. In the event that a hurricane, earthquake, natural disaster, fire, public health crisis, or other catastrophic event were to interrupt our operations for any extended period of time, it could delay shipment of merchandise to our customers, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, and results of operations.
In addition, our operations may be interrupted by armed conflicts, terrorist attacks or other acts of violence or war. These attacks may directly impact our suppliers’ or customers’ physical facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately have a material adverse effect on our business, financial condition, and results of operations. Political and economic instability in some regions of the world may also negatively impact the global economy and, therefore, our business. For instance, instabilities in the Middle East and the ongoing conflict between Russia and Ukraine, including sanctions imposed on Russia, has had and could continue to have an adverse impact on our business, such as shortages in materials and heightened inflation on materials, freight, and other variable costs, such as utilities. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets. They could also result in economic recessions. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.
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

Accordingly, the success of our business depends in part on our ability to maintain strong brands and identify and respond promptly to evolving trends in demographics, consumer preferences, and expectations and needs, while also managing inventory levels. It is difficult to successfully predict the products and services our customers will demand. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and acquire or develop the intellectual property necessary to develop new products or improve our existing products. There can be no assurance that the products we develop, even those to which we devote substantial resources, will be successful. While we continue to invest in innovation, brand building, and brand awareness, and intend to increase our investments in these areas in the future, these initiatives may not be successful. Investment in a product could divert our attention and resources from other projects that become more commercially viable in the future. Failure to anticipate and successfully react to changing consumer preferences could have a material adverse effect on our business, financial condition, and results of operations.
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

The U.S. has imposed tariffs on various imported products, particularly from China, as well as on certain steel and aluminum products from other countries. In addition, in February 2025, the U.S. announced new and additional tariffs on foreign imports into the U.S., including most relevant to us, an additional 25% tariff on all imports from Canada. These tariffs were suspended for 30 days to facilitate negotiations. As of the date of this report, the proposed tariffs on all imports from Canada remain suspended. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increasing the price of domestically sourced materials, including, in particular, steel and aluminum. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries, or otherwise impact pricing and availability of raw materials. As another example, as global demand for key chemicals increases, the limited number of suppliers and investment in greater supply capacity drives increased global pricing. Additionally, anti-dumping and countervailing duty trade cases could impact our business and results of operations. We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
We have short-term supply contracts with certain of our largest suppliers that limit our exposure to short-term fluctuations in prices and the availability of our materials, but we are susceptible to longer-term fluctuations in prices. Generally, we do not hedge against commodity price fluctuations but may from time to time. Significant increases in the prices of raw materials for finished goods, including as a result of significant or protracted material shortages, may be difficult to pass through to customers and may negatively impact our profitability and net revenues. We may attempt to modify products that use certain raw materials, but these changes may not be successful.
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
We have operations in North America and Europe. In the year ended December 31, 2024, our North America segment accounted for approximately 72% of net revenues and our Europe segment accounted for approximately 28% of net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:
•the difficulty of enforcing agreements, collecting receivables, and protecting assets through foreign legal systems;

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
•difficulty in transporting materials, components, and products;
•currency exchange rate fluctuations or the imposition of, or increases in, currency exchange controls; and
•potential inflation and interest rate fluctuation in applicable non-U.S. economies.
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
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2024, 34% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness.
We may be the subject of product liability claims, or product recalls and we may not accurately estimate costs related to warranty claims. Expenses associated with product liability claims and lawsuits and related negative publicity or warranty claims in excess of our reserves could have a material adverse effect on our business, financial condition, and results of operations.
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

In addition, consistent with industry practice, we provide warranties on many of our products, and we may experience costs associated with warranty claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. If warranty claims exceed our estimates, it may have a material adverse effect on our business, financial condition, and results of operations.
Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations. For example, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a corporate alternative minimum tax and an excise tax on corporate stock repurchases. Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances.
The Company must make judgments about the application of these inherently complex tax laws when calculating the provision for income taxes. The Company’s provision for income taxes also includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations and tax liability could be adversely affected by changes in the overall profitability of the Company, changes in the valuation of deferred tax assets and liabilities, changes in our effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, and ongoing assessments of the Company’s tax exposures.
In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved, and are expected to continue to evolve, due in part to the Base Erosion and Profit Shifting project led by the OECD, which represents a coalition of member countries including the United States, and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
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
In addition, our income tax returns are subject to regular examination by domestic and foreign tax authorities. These taxing authorities may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any tax authority were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations. Furthermore, regardless of whether any such challenge is resolved in our favor, the final resolution of such matter could be expensive and time consuming to defend and/or settle.

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
•our inability to retain the customers and partners of the acquired company;
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

Moreover, while we are not aware that any of our products or brands infringes upon the proprietary rights of others, third parties may make such claims in the future. From time to time, third parties may claim that we have infringed upon their intellectual property rights, and we may receive notices from such third parties asserting such claims. Any such infringement claims are thoroughly investigated and, regardless of merit, could be time-consuming and result in costly litigation or damages, undermine the exclusivity and value of our brands, decrease sales, or require us to enter into royalty or licensing agreements that may not be on acceptable terms and that could have a material adverse effect on our business, financial condition, and results of operations.
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
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, we continue to have unfunded obligations under that plan. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. The projected benefit obligation and overfunded pension assets included in our consolidated financial statements as of December 31, 2024, for our U.S. pension plan were approximately $261.5 million and $0.9 million, respectively. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2024, our foreign defined benefit plans had unfunded pension liabilities of approximately $26.2 million.
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
Our operations depend on our network of information technology systems (whether our own or those of our third-party service providers), each of which is vulnerable to damage from hardware failure, fire, power loss, telecommunications failure, and impacts of cyber-attacks, terrorism, natural disasters, or other disasters. We rely on our information technology systems to accurately maintain books and records, record transactions, provide information to management and prepare our financial statements. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. Any damage to our information technology systems, regardless of the cause, could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition, and results of operations. Periodically, these systems need to be expanded, updated, or upgraded as our business needs change. We may not be able to successfully implement changes in our information technology systems without experiencing difficulties, which could require significant financial and human resources. Moreover, our increasing dependence on technology may exacerbate this risk.
Our systems and IT infrastructure have been and may continue to be subject to security breaches and other cybersecurity incidents.
We rely on the accuracy, capacity, and security of digital technologies, including information systems, infrastructure, and cloud applications, some of which are managed or hosted by third party service providers, and the sale of our products may involve the transmission and/or storage of data, including in certain instances customers’ and employees’ business and personally identifiable information. Maintaining the security of computers, computer networks, and data storage resources is a critical issue for us and our customers, as security breaches, including computer viruses and malware, denial of service actions, misappropriation of data and similar events through the internet, including via devices and applications connected to the internet, and through email attachments and persons with access to these information systems could result in vulnerabilities and loss of and/or unauthorized access to confidential information. The use of generative AI in our internal systems may create new vulnerabilities. Because generative AI is a new field, understanding of security risks and protection methods continues to develop. We have experienced and could continue to experience cybersecurity incidents, such as attempts by experienced hackers, cybercriminals, or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information, some of which have been, and may continue to be, successful. If our IT systems or those managed or hosted by third party service providers are breached, or cease to function as anticipated, we could suffer interruptions or inefficiencies in our operations, harm to our reputation, or misappropriation of proprietary or confidential information, including personal information. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products.
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
In addition, we are subject to state, foreign, and international laws and regulations, as well as contractual obligations, that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data-protection related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In particular, the E.U. GDPR, which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. It is not possible to predict the ultimate content, and therefore effect, of data protection regulation over time, and efforts to comply with evolving regulation may result in additional costs.
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
The applicable environmental, health, and safety laws and regulations, and any changes to them or in their enforcement, may require us to make material expenditures with respect to ongoing compliance with or remediation under these laws and regulations or require that we modify our products or processes in a manner that increases our costs and/or reduces our profitability. For example, additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements. In addition, the discovery of currently unknown or unanticipated soil or groundwater conditions at our properties could result in significant liabilities and costs. Accordingly, we are unable to predict the exact future costs of compliance with or liability under environmental, health, and safety laws and regulations.

Legal, regulatory or stakeholder preferences regarding climate change and ESG matters could have an adverse impact on the Company’s business and results of operations.
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
Heightened stakeholder focus on ESG issues related to our business requires continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. There can be no certainty that we will adequately or timely meet stakeholder expectations and reporting requirements, which may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance with certain requirements could necessitate additional investments that could impact our profitability. The lack of economic and regulatory certainty surrounding ESG may have an adverse impact on our business and results of operations. Such regulatory uncertainty could adversely impact the demand for energy efficient products and could increase costs of compliance. Additionally, the extensive and frequently changing legislation and regulations could impose increased liability for remediation costs and civil or criminal penalties in cases of non-compliance.
Further, we have established and publicly disclosed ESG targets and goals and other sustainability commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to, or perceived to be unable to, meet these targets, goals or commitments, our reputation, business and results of operations may be adversely impacted. In addition, not all our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs.
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
Lack of transparency, threat of fraud, public sector corruption, and other forms of criminal activity involving government officials increases the risk of potential liability under anti-bribery/anti-corruption or anti-fraud legislation, including the FCPA, the U.K. Bribery Act, and similar laws and regulations.
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
Risks Relating to our Indebtedness
Our failure to comply with the credit agreements governing our Credit Facilities and indentures governing the Senior Notes, including as a result of events beyond our control, could trigger events of default and acceleration of our indebtedness. Defaults under our debt agreements could have a material adverse effect on our business, financial condition, and results of operations.
If there were an event of default under the credit agreements governing our Credit Facilities, the indentures governing the Senior Notes, or other indebtedness that we may incur, the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. It is likely that our cash flows would not be sufficient to fully repay borrowings under our Credit Facilities and principal amounts of the Senior Notes, if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our secured debt, the holders of such indebtedness may proceed against the collateral securing that indebtedness.
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
Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information regarding our indebtedness.
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
•increasing the risk of our failing to satisfy our obligations with respect to borrowings outstanding under our Credit Facilities and Senior Notes and/or being able to comply with the financial and operating covenants contained in our debt instruments, which could result in an event of default under the credit agreements governing our Credit Facilities and the agreements governing our other debt, including the indentures governing the Senior Notes, that, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations; and
•increasing our cost of borrowing.
The credit agreements governing our Credit Facilities and the indentures governing the Senior Notes impose significant operating and financial restrictions on us that may prevent us from capitalizing on business opportunities.
The credit agreements governing our Credit Facilities and the indentures governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:
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
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares in spite of our operating performance. Various factors, including those listed in this Item 1A - Risk Factors section, may have a significant impact on the market price of our Common Stock.
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, to repay debt and potentially repurchase shares, and have no current plans to declare or pay any cash dividends in the foreseeable future. In addition, the terms of our Credit Facilities, Senior Notes, and any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our Common Stock, if any, will provide a return to shareholders for the foreseeable future.
Because we are a holding company with no operations of our own, we rely on dividends, distributions, and transfers of funds from our subsidiaries, and we could be harmed if such distributions were not made in the future.
We are a holding company that conducts all our operations through subsidiaries and the majority of our operating income is derived from JWI, our main operating subsidiary. Consequently, we rely on dividends or advances from our subsidiaries. We have no current plans to declare or pay dividends on our Common Stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our Common Stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. The ability of such subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our indebtedness. Such laws and restrictions would restrict our ability to continue operations. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Common Stock.
Item 1B - Unresolved Staff Comments
None.
Item 1C - Cybersecurity
Risk Management and Strategy
We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats as part of our overall risk management system and processes. To that end, we regularly monitor the need and implementation of enhancements to security infrastructure, legacy system replacement, emerging technology risk assessment and security integration.
Our cybersecurity risk management processes include the following:
a.We leverage the NIST framework to help ensure the Company’s risk posture remains in alignment with the Company’s overall risk appetite.
b.The Company utilizes policies, software, training programs, hardware solutions and managed services to protect and monitor our environment, including multifactor authentication on all critical systems, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing, identity and access management systems, cloud security controls and monitoring, data backup and recovery systems and 24x7 security operations center.
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
e.Our cybersecurity team conducts routine cyber awareness training for professional associates using an independent third-party security training provider to educate best practices, policies and responsibilities pertaining to cybersecurity. We also conduct periodic simulated phishing tests to generate awareness and run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our practices, procedures and technologies.
f.Our cybersecurity incident response plan coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, communicate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
g.Our cybersecurity team regularly conducts tests of our information security environment and controls through vulnerability scanning, penetration testing and attack simulation testing.

Additionally, our cybersecurity risk management processes include review and assessment by external, independent third parties, who assess the maturity of our cybersecurity program and identify areas for continued focus and improvement. Furthermore, our Legal Department advises the Board about best practices for cybersecurity oversight by the Board, and the evolution of that oversight over time.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. Our cybersecurity team conducts third-party software security reviews for new software products being implemented into our production environments. We also have a third-party risk management process that regularly assesses and monitors risks, including cybersecurity, from vendors and suppliers.
As of the date of this Form 10-K, we do not believe any risk from any cybersecurity threats or incidents have had, or are reasonably likely to have, a material impact on us; however, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business, results of operations and financial condition. Refer to Item 1A - Risk Factors of this Form 10-K for information on cybersecurity risks that may materially affect our business, results of operations and financial condition.
Governance
The cybersecurity risk management processes described above are led by our CIO and CISO, each having more than 25 years of information security experience. Our CIO reports to the CEO, and the CISO reports to the CIO. Our Board, Audit Committee, senior management and the Enterprise Risk Management Committee (a management committee of senior representatives from corporate functions and business lines) devote resources to cybersecurity and risk management processes. Cybersecurity and data governance risks are aligned with our overall Enterprise Risk Management process to help ensure potential cyber threats are identified, assessed and mitigated. Our top risks, such as cybersecurity, identified sub-risks and current and proposed mitigation strategies are reviewed regularly by the Enterprise Risk Management Committee. The Audit Committee is primarily responsible for the oversight of enterprise risk management and cybersecurity risks, including cybersecurity threats. To fulfill this responsibility, the Audit Committee receives periodic reports from the CIO and CISO. These reports include information regarding updates on cybersecurity initiatives, cybersecurity metrics, such as phishing results and attack volume metrics, results of any assessments performed by internal stakeholders or external third-party advisors and updates on cybersecurity trends and insights. The CIO and CISO provide a cybersecurity update to the full Board at least annually.
Item 2 - Properties
Our principal executive office is located in Charlotte, North Carolina. We lease administrative office space in Charlotte, North Carolina and in Birmingham, U.K. We also own or lease other properties to support our primary operating activities, including sales offices and administrative office space in Klamath Falls, Oregon.

	Manufacturing	Distribution
North America
United States	35	12
Canada	4	2
Total North America	39	14
Europe
United Kingdom	2	—
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	2	—
Denmark	2	—
Latvia	2	—
Estonia	3	—
Finland	2	—
Total Europe	25	1
Total JELD-WEN	64	15

Item 3 - Legal Proceedings
Refer to Note 25 - Commitments and Contingencies to our consolidated financial statements included in this Form 10-K for information relating to this item.
Item 4 - Mine Safety Disclosures
Not applicable.

PART II - OTHER INFORMATION
Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 14, 2025, there were approximately 1,080 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from December 31, 2019 through December 31, 2024, relative to the performance of the Russell 3000 Index and our self-selected peer group(1). The graph assumes an investment of $100 in our Common Stock and each index on December 31, 2019, and the reinvestment of dividends paid since that date. The Company chose to replace the S&P 500 Index and S&P 1500 Building Products Index with the Russell 3000 Index because we believe it is a better comparative index and will provide a meaningful comparison of our stock performance going forward. We chose to use a self-selected peer group consisting of companies noted below to include in the performance graph as we believe this peer group aligns with our markets and global exposure. The criteria used in determining this peer group included the size of the companies (measured in terms of annual revenue and market capitalization), industries and geographies in which the companies operate, stock price correlation and volatility relative to JELD-WEN, and increased representation of comparator companies used by shareholder advisory firms. The stock performance shown in the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the Russell 3000 Index, the S&P 500 Index,
S&P 1500 Building Products Index, Self-Selected Peer Group

$300
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
JELD-WEN Holding, Inc.
S&P 500
Self-Selected Peer Group
Russell 3000
S&P Composite 1500 Building Products

*$100 invested on December 31, 2019, in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
JELD-WEN Holding, Inc.	$100.00	$108.33	$112.60	$41.22	$80.65	$34.99
Russell 3000	$100.00	$120.89	$151.91	$122.73	$154.59	$191.39
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Composite 1500 Building Products	$100.00	$128.34	$188.32	$144.32	$208.14	$250.36
Self-Selected Peer Group(1)	$100.00	$114.20	$143.18	$98.78	$141.59	$154.61
(1)The self-selected peer group index is comprised of the following companies: American Woodmark Corporation; Fortune Brands Innovations, Inc.; Interface Inc; Masco Corporation; Mohawk Industries, Inc.; and Owens Corning.
Equity Compensation Plans
Refer to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
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
Item 6 - [Reserved]
Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A contains forward-looking statements that involve risks and uncertainties. Refer to “Forward-Looking Statements” in Item 1 - Business and Item 1A - Risk Factors in this Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A- Risk Factors included in this Form 10-K.
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
We operate manufacturing and distribution facilities in 14 countries, located primarily in North America and Europe. For many product lines, our manufacturing processes are vertically integrated, enhancing our range of capabilities, our ability to innovate, and our quality control as well as providing supply chain, transportation, and working capital savings.
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have two reportable segments: North America and Europe. Refer to Note 14 - Segment Information included in this Form 10-K for more information about our segments.
Divestitures
During 2021, the Company ceased the appeal process for its litigation with Steves. As a result, we were required to divest our Towanda facility and related assets, which occurred on January 17, 2025. As of December 31, 2024, and prior to the court-ordered divestiture closing, we believed the court-ordered divestiture would occur within the next twelve months and qualifies for held for sale accounting. We have reclassified certain assets and liabilities to assets held for sale in the accompanying financial statements. We have reported Towanda within our North America operations through 2024. Refer to Note 25 - Commitments and Contingencies included in this Form 10-K for more information on the Steves litigation and court-ordered divestiture.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. Refer to Note 2 - Discontinued Operations included in this Form 10-K for more information.
Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include Core Revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions and divestitures made within the prior twelve months, and the impact of foreign exchange. Net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact from foreign exchange. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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
•the availability and cost of credit;
•interest rate fluctuations (including mortgage and credit card interest rates), sustained periods of elevated interest rates, and the availability of financing for our customers and consumers;
•the amount and type of residential and non-residential construction;
•housing sales and home values;
•the age of existing home stock, home vacancy rates, and foreclosures;
•volatility in both debt and equity capital markets;
•increases in the cost of raw materials or any shortage in supplies or labor, including as a result of tariffs or other trade restrictions;
•disruptions or delays to the global supply chain;

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

Freight Costs
We incur freight and duty costs from third party logistics providers and port authorities to transport raw materials and work-in-process inventory to our manufacturing facilities and to deliver finished goods to our customers. Changes in freight and duty rates as well as the availability of freight services can have a significant impact on our cost of goods sold. Freight and duty costs are variable due to several factors that have affected the supply and demand of trucking and port services, including increased regulation, such as logging of miles, increases in general economic activity, labor shortages, and an aging workforce. We continue to monitor these key market drivers and proactively mitigate these costs through various internal initiatives and carrier contracts.
Working Capital and Seasonality
Working capital fluctuates throughout the year and is affected by the seasonality of sales of our products and of customer payment patterns. The peak season for home construction and remodeling in our North America and Europe segments generally corresponds with the second and third calendar quarters, and therefore our sales volume is generally higher during those quarters. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, our peak season, and working capital decreases starting in the third quarter as inventory levels and accounts receivable decline. Global supply markets and supply chains have been impacted by certain events, resulting in shortages and extended lead times impacting our operations and profitability. We continue to apply a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, seeking alternative sources, utilizing substitute products and leveraging our supplier relationships.
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. Refer to Item 1A - Risk Factors- Risks Relating to Our Business and Industry, Item 1A - Risk Factors - Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A - Quantitative and Qualitative Disclosures About Market Risk- Exchange Rate Risk included in this Form 10-K.
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
•sales of a wide variety of windows for both residential and certain non-residential uses, to a broad group of wholesale and retail customers in North America; and
•other sales, including sales of glass, hardware and locks, and window screens. We also sell molded door skins to certain direct and indirect customers pursuant to long-term contracts, and these customers in turn use the molded door skins to manufacture interior doors and compete directly against us in the marketplace.
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

Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include wood, wood composites, wood components, steel, glass, internally produced door skins, fiberglass compound, hardware, petroleum-based products such as resin and binders, as well as aluminum and vinyl extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. Material costs also include purchased finished goods. We have and may continue to experience inflation in our material costs, including increased costs for inbound freight, due to supply chain challenges from economic and geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. Refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk- Raw Materials Risk included in this Form 10-K.
Direct Labor and Benefit Costs. Direct labor and benefit costs reflect a combination of production hours, average headcount, general wage levels, payroll taxes, and benefits provided to employees. Direct labor and benefit costs include wages, overtime, payroll taxes, and benefits paid to hourly employees at our facilities that are involved in the production and/or distribution of our products. These costs are generally managed by each facility and headcount is adjusted according to overall and seasonal production demand. We run multi-shift operations in many of our facilities to maximize return on assets and utilization. Direct labor and benefit costs fluctuate with headcount but generally tend to increase with inflation due to increases in wages and health benefit costs.
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
Outbound Freight. Outbound freight includes payments to third-party carriers for shipments of orders to our customers, as well as driver, vehicle, and fuel expenses when we deliver orders to customers. Third-party carriers ship the majority of our products.
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
Selling, General, and Administrative Expenses
SG&A expenses primarily consist of research and development, sales and marketing, and general and administrative expenses.
Research and Development. Research and development expenses consist primarily of personnel expenses related to research and development, consulting and contractor expenses, tooling and prototype materials, and overhead costs allocated to such expenses. Substantially all our research and development expenses are related to developing new products and services and improving our existing products and services. To date, research and development expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

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
Goodwill Impairment
Goodwill impairment consists of goodwill impairment charges associated with our Europe reporting unit during the years ended December 31, 2022 and 2024. During the year ended December 31, 2024, goodwill impairment also consists of goodwill impairment charges related to the court-ordered divestiture of Towanda. Refer to Note 6 - Goodwill included in this Form 10-K for more information.
Restructuring and Asset Related Charges
Restructuring charges, net consist primarily of all salary-related severance and employee termination benefits that are accrued and expensed when a restructuring plan has been put into place, the plan has received approval from the appropriate level of management and the benefit is probable and reasonably estimable. In addition to salary-related costs, we incur other restructuring costs and adjustments when facilities are closed, or capacity is realigned within the organization. Upon termination of an employment or commercial contract we record liabilities and expenses pursuant to the terms of the relevant agreement. For non-contractual restructuring activities, liabilities and expenses are measured and recorded at fair value in the period in which they are incurred. Asset related charges consist of accelerated depreciation and amortization of assets due to changes in asset useful lives. Refer to Note 19. Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-K for more information.
Interest Expense, Net
Interest expense, net relates primarily to interest payments on our credit facilities and debt securities, as well as commitment fees and amortization of any original issue discount or debt issuance costs. Debt issuance costs are included as an offset to long-term debt in the accompanying consolidated balance sheets and are amortized to interest expense over the life of the related facility using the effective interest method. Refer to Note 21 - Interest Expense, Net and Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information.
Other Income, Net
Other income, net, includes income and losses related to various miscellaneous non-operating expenses. Refer to Note 22 - Other Income, Net to our consolidated financial statements included in this Form 10-K for more information.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the date of enactment. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
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

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,
	2024		2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,775,592	100.0%	$4,304,334	100.0%
Cost of sales	3,086,618	81.8%	3,471,713	80.7%
Gross margin	688,974	18.2%	832,621	19.3%
Selling, general and administrative	652,527	17.3%	655,280	15.2%
Goodwill impairment	94,801	2.5%	—	—%
Restructuring and asset-related charges	68,092	1.8%	35,741	0.8%
Operating (loss) income	(126,446)	(3.3)%	141,600	3.3%
Interest expense, net	67,237	1.8%	72,258	1.7%
Loss on extinguishment and refinancing of debt	1,908	0.1%	6,487	0.2%
Other income, net	(24,773)	(0.7)%	(25,719)	(0.6)%
(Loss) income from continuing operations before taxes	(170,818)	(4.5)%	88,574	2.1%
Income tax expense	16,762	0.4%	63,339	1.5%
(Loss) income from continuing operations, net of tax	(187,580)	(5.0)%	25,235	0.6%
(Loss) gain on sale of discontinued operations, net of tax	(1,440)	—%	15,699	0.4%
Income from discontinued operations, net of tax	—	—%	21,511	0.5%
Net (loss) income	$(189,020)	(5.0)%	$62,445	1.5%
Consolidated Results
Net Revenues – Net revenues decreased $528.7 million, or 12.3%, to $3,775.6 million in the year ended December 31, 2024, from $4,304.3 million in the year ended December 31, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12%. Core Revenues decreased due to a 12% decline in volume/mix.
Gross Margin – Gross margin decreased $143.6 million, or 17.3%, to $689.0 million in the year ended December 31, 2024, from $832.6 million in the year ended December 31, 2023. Gross margin as a percentage of net revenues was 18.2% in the year ended December 31, 2024, and 19.3% in the year ended December 31, 2023. The decrease in gross margin percentage was due to a decremental impact of volume/mix, partially offset by an increase in productivity.
SG&A Expense – SG&A expense decreased $2.8 million, or 0.4%, to $652.5 million in the year ended December 31, 2024, from $655.3 million in the year ended December 31, 2023. SG&A expense as a percentage of net revenues increased to 17.3% in the year ended December 31, 2024, from 15.2% in the year ended December 31, 2023. The decrease in SG&A expense was primarily due to decreased performance-based variable compensation expense partially offset by increased professional fees, including non-recurring transformation journey expenses.
Goodwill Impairment – Goodwill impairment charges of $94.8 million in the year ended December 31, 2024, consist of a $63.4 million goodwill impairment charge associated with our Europe reporting unit, and a $31.4 million goodwill impairment charge in our North America reporting unit related to the court-ordered divestiture of Towanda. Refer to Note 6 – Goodwill to our consolidated financial statements included in this Form 10-K for more information.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges increased $32.4 million, or 90.5% to $68.1 million in the year ended December 31, 2024, from $35.7 million in the year ended December 31, 2023. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 19 - Restructuring and Asset-Related Charges of our consolidated financial statements included in this Form 10-K for more information.
Interest Expense, Net – Interest expense, net, decreased $5.0 million, or 6.9%, to $67.2 million in the year ended December 31, 2024, from $72.3 million in the year ended December 31, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our 4.63% Senior Notes in the third quarter of 2023, and an increase in interest income from invested cash balances, partially offset by a decrease in interest income from interest rate derivatives and a higher interest rate on our Senior Notes maturing in 2032 issued during the third quarter of 2024. Refer to Note 21 - Interest Expense, Net of our consolidated financial statements included in this Form 10-K for more information.

Loss on Extinguishment and Refinancing of Debt – The $1.9 million loss on extinguishment and refinancing of debt during the year ended December 31, 2024, is related to the amendment of our Term Loan Facility as well as the redemption of the remaining $200.0 million of our 4.63% Senior Notes. The loss on extinguishment and refinancing of debt of $6.5 million in the year ended December 31, 2023, is related to the redemption of our Senior Secured Notes and partial redemption of our 4.63% Senior Notes. Refer to Note 12 - Long-Term Debt of our consolidated financial statements included in this Form 10-K for more information.
Other Income, Net – Other income, net decreased $0.9 million, or 3.7%, to $24.8 million in the year ended December 31, 2024, from $25.7 million in the year ended December 31, 2023. Other income, net in the year ended December 31, 2024, consisted primarily of cash received on investment in real estate of $7.9 million, income from the refund of deposits of China antidumping and countervailing duties of $7.2 million, recovery of the JW Australia transition services costs incurred of $6.6 million, insurance reimbursements of $1.7 million, and recovery of cost from receipts on impaired notes of $1.4 million, partially offset by pension expense of $2.0 million. Other income, net in the year ended December 31, 2023, consisted primarily of recovery of the JW Australia transition services costs incurred of $8.3 million, income from the refund of deposits from antidumping duties of $7.0 million, an ERC from the U.S. government of $6.1 million, recovery of cost from interest received on impaired notes of $3.5 million, and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million, partially offset by pension expense of $6.5 million and a $4.3 million settlement loss associated with our U.S. defined benefit pension plan. Refer to Note 22 - Other Income, Net of our consolidated financial statements included in this Form 10-K for more information.
Income Taxes – Income tax expense was $16.8 million in the year ended December 31, 2024, compared to $63.3 million in the year ended December 31, 2023. The effective tax rate in the year ended December 31, 2024, was (9.8)%. The effective tax rate for the year ended December 31, 2024, was driven primarily by the $24.6 million increase to valuation allowances on foreign and state NOL and credit carryforwards, $7.1 million of tax expense attributed to nondeductible expenses, $20.2 million of tax expense attributable to nondeductible goodwill impairment and $4.5 million of tax expense attributed to the expiration of U.S. attributes, partially offset by $2.7 million of tax benefit attributable to research and development credits. The effective tax rate in the year ended December 31, 2023, was 71.5%. The effective tax rate in the year ended December 31, 2023, was primarily driven by the effects of the $32.7 million net valuation allowance recorded against our foreign and state NOLs as well as $7.2 million of tax expense attributed to the expiration of our U.S. attributes. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
(Loss) Gain on Sale of Discontinued Operations – The $1.4 million loss and $15.7 million gain on sale of discontinued operations in the years ended December 31, 2024 and 2023, respectively, are related to the July 2, 2023, sale of JW Australia. The $1.4 million loss incurred in the year ended December 31, 2024, is related to settlement of an outstanding tax liability for JW Australia. Refer to Note 2 - Discontinued Operations of our consolidated financial statements included in this Form 10-K for more information.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended December 31,
	2023		2022
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$4,304,334	100.0%	$4,543,808	100.0%
Cost of sales	3,471,713	80.7%	3,757,888	82.7%
Gross margin	832,621	19.3%	785,920	17.3%
Selling, general and administrative	655,280	15.2%	654,077	14.4%
Goodwill impairment	—	—%	54,885	1.2%
Restructuring and asset-related charges	35,741	0.8%	17,622	0.4%
Operating income	141,600	3.3%	59,336	1.3%
Interest expense, net	72,258	1.7%	82,505	1.8%
Loss on extinguishment of debt	6,487	0.2%	—	—%
Other income, net	(25,719)	(0.6)%	(53,433)	(1.2)%
Income from continuing operations before taxes	88,574	2.1%	30,264	0.7%
Income tax expense	63,339	1.5%	18,041	0.4%
Income from continuing operations, net of tax	25,235	0.6%	12,223	0.3%
Gain on sale of discontinued operations, net of tax	15,699	0.4%	—	—%
Income from discontinued operations, net of tax	21,511	0.5%	33,504	0.7%
Net income	$62,445	1.5%	$45,727	1.0%

Consolidated Results
Net Revenues – Net revenues decreased $239.5 million, or 5.3%, to $4,304.3 million in the year ended December 31, 2023, from $4,543.8 million in the year ended December 31, 2022. The decrease was driven by a decrease in Core Revenues of 5% and a nominal impact from foreign exchange. Core Revenues decreased 5% due to a 10% decrease in volume/mix, partially offset by a 5% benefit from price realization.
Gross Margin – Gross margin increased $46.7 million, or 5.9%, to $832.6 million in the year ended December 31, 2023, from $785.9 million in the year ended December 31, 2022. Gross margin as a percentage of net revenues was 19.3% in the year ended December 31, 2023, and 17.3% in the year ended December 31, 2022. The increase in gross margin percentage was due primarily to favorable price/cost, partially offset by accelerated depreciation in North America from reviews of equipment capacity optimization.
SG&A Expense – SG&A expense increased $1.2 million, or 0.2%, to $655.3 million in the year ended December 31, 2023, from $654.1 million in the year ended December 31, 2022. SG&A expense as a percentage of net revenues increased to 15.2% in the year ended December 31, 2023, from 14.4% in the year ended December 31, 2022. The increase in SG&A expense was primarily due to increased performance-based variable compensation expenses and accelerated amortization of an ERP system that we intend to not utilize upon completion of the JW Australia Transition Services Agreement period, partially offset by decreased labor expenses driven by a reduction in headcount and lower bad debt expense in our North America segment due to improved collections.
Goodwill Impairment – Goodwill impairment charges of $54.9 million in the year ended December 31, 2022, relate to goodwill impairment charges in our Europe reporting unit. Refer to Note 6 – Goodwill of our consolidated financial statements included in this Form 10-K for more information.
Restructuring and Asset Related Charges – Restructuring and asset related charges of $35.7 million in the year ended December 31, 2023, increased 102.8% from $17.6 million in the year ended December 31, 2022. The increase in restructuring charges was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America segment. Refer to Note 19 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-K for more information.
Interest Expense, Net – Interest expense, net, decreased $10.2 million, or 12.4%, to $72.3 million in the year ended December 31, 2023, from $82.5 million in the year ended December 31, 2022. The decrease was primarily due to higher interest income from interest rate derivatives, the redemption of our Senior Secured Notes and partial redemption of our Senior Notes, and decreased borrowings on our Revolving Credit Facilities during the year ended December 31, 2023, partially offset by an increase to the cost of borrowing on our variable rate Term Loan Facility. Refer to Note 21 - Interest Expense, Net of our consolidated financial statements included in this Form 10-K for more information.
Loss on Extinguishment of Debt – The $6.5 million loss on extinguishment of debt is related to the redemption of our Senior Secured Notes and partial redemption of our Senior Notes during the year ended December 31, 2023. Refer to Note 12 - Long-Term Debt of our consolidated financial statements included in this Form 10-K for more information.
Other Income, Net – Other income, net decreased $27.7 million, or 51.9%, to $25.7 million in the year ended December 31, 2023, from $53.4 million in the year ended December 31, 2022. Other income, net in the year ended December 31, 2023, primarily consisted of recovery of the JW Australia transition services costs incurred of $8.3 million, income from the refund of deposits from antidumping duties of $7.0 million, an ERC from the U.S. government of $6.1 million, recovery of cost from interest received on impaired notes of $3.5 million, and income from short-term investments and forward contracts related to the JW Australia divestiture of $3.1 million, partially offset by pension expense of $6.5 million and a $4.3 million settlement loss associated with our U.S. defined benefit pension plan. Other income, net in the year ended December 31, 2022, primarily consisted of the recovery of cost from interest received on impaired notes of $14.0 million, legal settlement income of $10.5 million, reimbursements from governmental assistance and insurance of $8.0 million, pension income of $4.9 million, credit for overpayments of utility expenses of $2.0 million, and foreign currency gains of $1.0 million. Refer to Note 22 - Other Income, Net of our consolidated financial statements included in this Form 10-K for more information.
Income Taxes – Income tax expense was $63.3 million and $18.0 million in the years ended December 31, 2023, and December 31, 2022, respectively. The effective tax rate in the year ended December 31, 2023, was 71.5% compared to 59.6% in the year ended December 31, 2022. The effective tax rate increased primarily due to the impacts of the $32.7 million net valuation allowance recorded in the year ended December 31, 2023, partially offset by the $54.9 million non-deductible goodwill impairment charge recorded for the year ended December 31, 2022, not recorded in the year ended December 31, 2023. Refer to Note 15 - Income Taxes of our consolidated financial statements included in this Form 10-K for more information.
Gain on Sale of Discontinued Operations, net of tax – The $15.7 million gain on sale of discontinued operations, net of tax is related to the July 2, 2023, sale of JW Australia. Refer to Note 2 - Discontinued Operations of our consolidated financial statements included in this Form 10-K for more information.

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
Reconciliations of income (loss) from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$82,836	$(64,331)	$(206,085)	$(187,580)
Income tax expense (benefit)	18,676	8,066	(9,980)	16,762
Depreciation and amortization(1)	73,528	30,702	21,556	125,786
Interest expense, net	2,648	2,114	62,475	67,237
Special items:(2)
Net legal and professional expenses and settlements	2,921	4,740	55,061	62,722
Goodwill impairment	31,356	63,445	—	94,801
Restructuring and asset-related charges	42,817	23,729	1,546	68,092
M&A related costs	—	—	15,296	15,296
Net gain on sale of business, property, and equipment	(13,415)	(153)	(184)	(13,752)
Loss on extinguishment and refinancing of debt	—	—	1,908	1,908
Share-based compensation expense	3,087	1,261	11,117	15,465
Non-cash foreign exchange transaction/translation loss (gain)	315	(3,771)	355	(3,101)
Other special items	9,302	1,911	399	11,612
Adjusted EBITDA from continuing operations	$254,071	$67,713	$(46,536)	$275,248
(1)Corporate and unallocated depreciation and amortization expense includes software accelerated amortization of $14.1 million for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$175,980	$(3,335)	$(147,410)	$25,235
Income tax expense (benefit)(1)	79,210	44,095	(59,966)	63,339
Depreciation and amortization(2)	79,900	30,185	24,911	134,996
Interest expense, net	4,713	3,224	64,321	72,258
Special items:(3)
Net legal and professional expenses and settlements	946	3,726	23,512	28,184
Restructuring and asset-related charges	29,207	5,738	796	35,741
M&A related costs	759	—	5,816	6,575
Net loss (gain) on sale of property and equipment	1,223	(5,101)	(6,645)	(10,523)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	5,121	1,890	10,466	17,477
Pension settlement charge	4,349	—	—	4,349
Non-cash foreign exchange transaction/translation (gain) loss	(261)	1,628	(772)	595
Other special items	1,042	(595)	(4,721)	(4,274)
Adjusted EBITDA from continuing operations	$382,189	$81,455	$(83,205)	$380,439
(1)Income tax expense in our Europe segment includes an increase in valuation allowance against our foreign net operating loss carryforwards of $30.0 million.
(2)Corporate and unallocated costs depreciation and amortization expense in the year ended December 31, 2023, includes accelerated amortization of $14.1 million for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement. North America depreciation and amortization expense in the year ended December 31, 2023, includes accelerated depreciation of $9.1 million from reviews of equipment capacity optimization.
(3)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
To conform with the current period presentation, certain amounts in prior period information have been reclassified.

	Year Ended December 31, 2022
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$260,590	$(50,796)	$(197,571)	$12,223
Income tax expense(1)	6,963	3,307	7,771	18,041
Depreciation and amortization	69,427	31,139	12,566	113,132
Interest expense, net	4,011	6,193	72,301	82,505
Special items:(2)
Net legal and professional expenses and settlements	12	1,674	(1,973)	(287)
Goodwill impairment	—	54,885	—	54,885
Restructuring and asset-related charges	7,338	6,042	4,242	17,622
M&A related costs	736	—	9,016	9,752
Net (gain) loss on sale of business, property, and equipment	(8,397)	354	7	(8,036)
Share-based compensation expense	4,870	2,729	6,978	14,577
Non-cash foreign exchange transaction/translation loss	148	876	11,413	12,437
Other special items	7,187	17,922	(3,113)	21,996
Adjusted EBITDA from continuing operations	$352,885	$74,325	$(78,363)	$348,847
(1)Income tax expense in Corporate and unallocated costs in the year ended December 31, 2022, includes the tax impact of U.S. Operations.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

Reconciliation of (loss) income from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis is as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
(Loss) income from continuing operations, net of tax	(187,580)	25,235	$12,223
Income tax expense(1)	16,762	63,339	18,041
Depreciation and amortization(2)	125,786	134,996	113,132
Interest expense, net	67,237	72,258	82,505
Special items:
Net legal and professional expenses and settlements(3)	62,722	28,184	(287)
Goodwill impairment(4)	94,801	—	54,885
Restructuring and asset-related charges(5)(6)	68,092	35,741	17,622
M&A related costs(7)	15,296	6,575	9,752
Net gain on sale of business, property, and equipment(8)	(13,752)	(10,523)	(8,036)
Loss on extinguishment and refinancing of debt(9)	1,908	6,487	—
Share-based compensation expense(10)	15,465	17,477	14,577
Pension settlement charge(11)	—	4,349	—
Non-cash foreign exchange transaction/translation (gain) loss(12)	(3,101)	595	12,437
Other special items(13)	11,612	(4,274)	21,996
Adjusted EBITDA from continuing operations	$275,248	$380,439	$348,847
(1)Income tax expense in the year ended December 31, 2023, includes an increase in valuation allowance against foreign net operating loss carryforwards of $30.0 million. Refer to Note 15 - Income Taxes of our consolidated financial statements included in this Form 10-K for more information.
(2)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the years ended December 31, 2024 and 2023 in Corporate and unallocated costs for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. In addition, depreciation and amortization expense in the year ended December 31, 2023, includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(3)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $59.2 million, $26.1 million, and $3.8 million in the years ended December 31, 2024, 2023 and 2022, respectively. These expenses primarily relate to the engagement of one transformation consultant for a period spanning from the third quarter of 2023 through the end of 2024, for which we incurred $40.7 million and $20.0 million in the years ended December 31, 2024 and 2023, respectively. Additionally, net legal and professional expenses and settlements include amounts relating to litigation of historic legal matters of $2.8 million and $1.8 million in the years ended December 31, 2024 and 2023, respectively, and ($10.5) million of income resulting from a legal settlement, partially offset by $3.9 million in legal expenses relating primarily to litigation in the year ended December 31, 2022.
(4)Goodwill impairment charges in the year ended December 31, 2024, consist of a $63.4 million goodwill impairment charge associated with our Europe reporting unit, and a $31.4 million goodwill impairment charge in our North America segment related to the court-ordered divestiture of Towanda. Goodwill impairment charges in the year ended December 31, 2022, consist of a goodwill impairment charge of $54.9 million associated with our Europe reporting unit.
(5)Represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(6)For the years ended December 31, 2024 and 2023, $11.8 million and $1.5 million, respectively, of product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA.
(7)M&A related costs consists primarily of legal and professional expenses related to the court-ordered divestiture of Towanda.
(8)Net gain on sale of business, property, and equipment in the year ended December 31, 2024, primarily relates to the sale of our business in St. Kitts and properties in Chile, Mexico, and Klamath Falls, Oregon. Net gain on sale of business, property and equipment in the year ended December 31, 2023, primarily relates to the sale of properties in the United Kingdom, Australia, and Klamath Falls, Oregon. Net gain on sale of business, property and equipment in the year ended December 31, 2022, primarily relates to the sale of property in Phoenix, Arizona.

(9)Loss on extinguishment and refinancing of debt of $1.9 million in the year ended December 31, 2024, associated with an amendment of our Term Loan Facility and redemption of the remaining $200.0 million of our 4.63% Senior Notes. Loss on extinguishment and refinancing of debt of $6.5 million in the year ended December 31, 2023, is related to the redemption of $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes.
(10)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(11)Represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits of our consolidated financial statements included in this Form 10-K for more information.
(12)Non-cash foreign exchange transaction/translation gain primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(13)Other special items not core to ongoing business activity include: (i) in the year ended December 31, 2024, a loss of $4.8 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiaries in Chile and Mexico in our North America segment; (ii) in the year ended December 31, 2023, ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture in Corporate and unallocated costs, ($2.8) million in adjustments to compensation and non-income taxes associated with exercises of legacy equity awards in our Europe segment, and $2.2 million in costs that do not meet the U.S. GAAP definition of restructuring, primarily related to the closure of certain facility in our Europe segment; (iii) in the year ended December 31, 2022, $3.3 million relating primarily to exit costs for executives in Corporate and unallocated costs, ($2.0) million relating to a credit received for overpayment of utility expenses in our North America segment, and $2.6 million and $16.3 million in our North America and Europe segments, respectively, in costs that do not meet the U.S. GAAP definition of restructuring, primarily related to the closure of certain facilities.
To conform with the current period presentation, certain amounts in prior period information have been reclassified.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,
(amounts in thousands)	2024	2023	Variance
Net revenues from external customers
North America	$2,708,371	$3,123,056	(13.3)%
Europe	1,067,221	1,181,278	(9.7)%
Total Consolidated	$3,775,592	$4,304,334	(12.3)%
Percentage of total consolidated net revenues
North America	71.7%	72.6%
Europe	28.3%	27.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$254,071	$382,189	(33.5)%
Europe	67,713	81,455	(16.9)%
Corporate and unallocated costs	(46,536)	(83,205)	(44.1)%
Total Consolidated	$275,248	$380,439	(27.6)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	9.4%	12.2%
Europe	6.3%	6.9%
Total Consolidated	7.3%	8.8%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $414.7 million, or 13.3%, to $2,708.4 million in the year ended December 31, 2024, from $3,123.1 million in the year ended December 31, 2023. The decrease was primarily due to a decrease in Core Revenues of 13%. Core Revenues decreased due to an 13% unfavorable volume/mix driven by weaker market demand and a shift in demand to lower priced products.
Adjusted EBITDA from continuing operations in North America decreased $128.1 million, or 33.5%, to $254.1 million in the year ended December 31, 2024, from $382.2 million in the year ended December 31, 2023. The decrease was primarily due to unfavorable volume mix and price/cost, partially offset by improved productivity.

Europe
Net revenues in Europe decreased $114.1 million, or 9.7%, to $1,067.2 million in the year ended December 31, 2024, from $1,181.3 million in the year ended December 31, 2023. The decrease was primarily due to a decrease in Core Revenues of 10%. Core Revenues decreased due to unfavorable volume/mix of 11% primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $13.7 million, or 16.9%, to $67.7 million in the year ended December 31, 2024, from $81.5 million in the year ended December 31, 2023. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $36.7 million, or 44.1%, to $46.5 million in the year ended December 31, 2024, from $83.2 million in the year ended December 31, 2023. The decrease in cost was primarily due to a decrease in performance-based variable compensation expense, lower insurance expense due to favorable claims experience, an increase in cash received on investment in real estate, reduction in non-transformational professional fees and corporate function expense savings in the current year, partially offset by an increase in cloud and software application costs.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended December 31,
(amounts in thousands)	2023	2022	% Variance
Net revenues from external customers
North America	$3,123,056	$3,259,353	(4.2)%
Europe	1,181,278	1,284,455	(8.0)%
Total Consolidated	$4,304,334	$4,543,808	(5.3)%
Percentage of total consolidated net revenues
North America	72.6%	71.7%
Europe	27.4%	28.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$382,189	$352,885	8.3%
Europe	81,455	74,325	9.6%
Corporate and unallocated costs	(83,205)	(78,363)	6.2%
Total Consolidated	$380,439	$348,847	9.1%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	12.2%	10.8%
Europe	6.9%	5.8%
Total Consolidated	8.8%	7.7%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $136.3 million, or 4.2%, to $3,123.1 million in the year ended December 31, 2023, from $3,259.4 million in the year ended December 31, 2022. The decrease was primarily due to a decrease in Core Revenues of 4.0%. Core Revenues decreased due to an 8% unfavorable volume/mix driven by weakened market demand, partially offset by a 4% benefit from price realization.
Adjusted EBITDA from continuing operations in North America increased $29.3 million to $382.2 million, or 8.3%, in the year ended December 31, 2023, from $352.9 million in the year ended December 31, 2022. The increase was primarily due to favorable price/cost and positive productivity, partially offset by unfavorable volume/mix and higher SG&A. The increase in SG&A was primarily driven by increased performance-based variable compensation and the impact of inflation on labor expenses, partially offset by a reduction in bad debt expense due to improved collections. Additionally, a decrease in other income, net, was primarily driven by net pension expense in the current period compared to gains in the same period last year, partially offset by income recognized for a refund of deposits for antidumping duties and an ERC during the year ended December 31, 2023.

Europe
Net revenues in Europe decreased $103.2 million, or 8.0%, to $1,181.3 million in the year ended December 31, 2023, from $1,284.5 million in the year ended December 31, 2022. The decrease was primarily due to a decrease in Core Revenues of 9%. Core Revenues decreased due to unfavorable volume/mix of 15% primarily due to market softness across the region, partially offset by a 7% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe increased $7.1 million, or 9.6%, to $81.5 million in the year ended December 31, 2023, from $74.3 million in the year ended December 31, 2022. The increase was primarily due to favorable productivity and positive price/cost, partially offset by unfavorable volume/mix.
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
As of December 31, 2024, we had total liquidity (a non-GAAP measure) of $566.7 million, consisting of $150.3 million in unrestricted cash, $416.4 million available for borrowing under the ABL Facility, compared to total liquidity of $750.6 million as of December 31, 2023. The decrease in total liquidity was primarily due to lower cash balances at December 31, 2024, compared to December 31, 2023.
As of December 31, 2024, our cash balances, including $0.7 million of restricted cash, consisted of $48.6 million in cash located in the U.S. and $102.4 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if there are any, will be on such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $8.3 million in the year ended December 31, 2024. A 100-basis point increase in interest rates would have increased our interest expense by $8.4 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.

Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, we have significant contractual obligations and commitments as of December 31, 2024, relating to the following:
•Long-term debt and interest obligations – As of December 31, 2024, our outstanding debt balance was $1,192.0 million. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2024, taking into account scheduled maturities and amortization payments. As of December 31, 2024, we estimate interest payments of $72.9 million due in 2025 and $280.4 million due in 2026 and thereafter.
•Finance and operating lease obligations – As of December 31, 2024, our remaining contractual commitments for finance and operating leases was $176.6 million. Refer to Note 8 - Leases to our consolidated financial statements included in this Form 10-K for additional details regarding the timing of expected future payments.
•Purchase obligations – As of December 31, 2024, we have purchase obligations of $73.2 million due in 2025 and $42.2 million due in 2026 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
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
In August 2024, we issued $350.0 million of Senior Notes, bearing interest at 7.00%, the proceeds of which were utilized to repay $150.0 million of the outstanding balance of our Term Loan Facility and redeemed the remaining $200.0 million of our 4.63% Senior Notes in September 2024. The Company recognized a pre-tax loss of $0.5 million on the redemption resulting from accelerated amortization of debt issuance costs.
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK 142.5 million ($20.7 million).
As of December 31, 2024, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information.

Cash Flows(1)
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash provided by (used in):
Operating activities	$106,214	$345,188	$30,337
Investing activities	(153,337)	279,174	(67,030)
Financing activities	(80,633)	(563,157)	(120,014)
Effect of changes in exchange rates on cash and cash equivalents	(10,344)	7,074	(19,315)
Net change in cash and cash equivalents	$(138,100)	$68,279	$(176,022)
(1)Cash flow information for the year ended December 31, 2023 and 2022 is inclusive of cash flows from JW Australia as discontinued operations through the divestiture date of July 2, 2023.
Cash Flow from Operations
Net cash provided by operating activities decreased $239.0 million to $106.2 million in the year ended December 31, 2024, compared to $345.2 million in the year ended December 31, 2023. The decreased operating cash flow was primarily due to unfavorable change in earnings of $251.5 million and an unfavorable impact from accrued expenses of $39.1 million, due primarily to higher payments of annual variable compensation for 2023 performance, partially offset by a $9.4 million improvement in net cash provided by our working capital accounts. The impact of accounts receivable, net of $91.4 million was favorable in the year ended December 31, 2024, compared to the year ended December 31, 2023, which was primarily due to decreased sales and slightly improved collections. The $28.1 million favorable impact from accounts payable is primarily due to improved payment terms with suppliers. The $110.1 million unfavorable impact of inventory is primarily due to the prior year benefit from intentional, one-time reductions not being repeated in the current year, as the current year began with a more normalized inventory level as compared to the prior year. Further, the unfavorable impact of inventory was also driven by investments in inventory levels to aid in delivering improved service levels and lead times to our customers.
Net cash provided by operating activities increased $314.9 million to a $345.2 million source of cash in the year ended December 31, 2023, compared to a $30.3 million source of cash in the year ended December 31, 2022. The increase in cash provided by operating activities was primarily due to a $342.5 million improvement in net cash provided by our working capital accounts. Cash flow provided by inventory was $193.1 million favorable compared to the year ended December 31, 2022, primarily driven by demand planning that drove lower inventory days on hand, which mitigated inflation on raw materials. Cash flow provided by Accounts receivable, net of $90.6 million was favorable in the year ended December 31, 2023, compared to the year ended December 31, 2022, which was primarily due to decreased sales, partially offset by slightly deteriorated days sales outstanding. Cash flow provided by Accounts payable was $58.8 million favorable compared to the year ended December 31, 2022, which was primarily due to lower raw material inflation on purchases in the current year as compared to prior year, partially offset by demand planning that drove moderated purchasing.
Cash Flow from Investing Activities
Net cash used in investing activities was $153.3 million in the year ended December 31, 2024, compared to cash provided by investing activities of $279.2 million in the year ended December 31, 2023, primarily driven by $365.6 million proceeds (payments) related to the sale of JW Australia during the year ended December 31, 2023, and an increase in capital expenditures of $62.8 million.
Net cash provided by (used in) investing activities improved to a $279.2 million source of cash in the year ended December 31, 2023, compared to a $67.0 million use of cash in the year ended December 31, 2022, primarily driven by $365.6 million in net proceeds (payments) related to the sale of JW Australia, partially offset by an increase in capital expenditures of $18.7 million and a decrease in cash received from the recovery of cost from interest received on impaired notes of $10.4 million.
Cash Flow from Financing Activities
Net cash used in financing activities decreased $482.5 million to $80.6 million in the year ended December 31, 2024, compared to $563.2 million in the year ended December 31, 2023, primarily due to net debt payments and payments of debt extinguishment costs of $55.2 million in the year ended December 31, 2024, compared to net debt payments and payments of debt extinguishment costs of $561.3 million in the year ended December 31, 2023. This decrease is partially offset by the repurchases of common stock of $24.3 million during the year ended December 31, 2024.

Net cash used in financing activities increased $443.1 million to $563.2 million in the year ended December 31, 2023, compared to $120.0 million in the year ended December 31, 2022, primarily due to net debt payments and payments of debt extinguishment costs of $561.3 million in the year ended December 31, 2023, compared to net debt borrowings of $12.7 million in the year ended December 31, 2022, partially offset by the non-recurrence of repurchases of our Common Stock of $132.0 million in the year ended December 31, 2022.
Holding Company Status
We are a holding company that conducts all our operations through subsidiaries, and we rely on dividends or advances from our subsidiaries to fund the holding company. The majority of our operating income is derived from JWI, our main operating subsidiary. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our Credit Facilities and Senior Notes.
The amount of our consolidated net assets that were available to be distributed under our Credit Facilities as of December 31, 2024, was $931.7 million.
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 1 - Description of Company and Summary of Significant Accounting Policies of our consolidated financial statements. Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in this Form 10-K.
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

Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Current accounting guidance provides an entity with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. Prior to 2023, the estimated fair values of reporting units were derived using only an income approach (implied fair value measured on a non-recurring basis using Level 3 inputs). Beginning in 2023, the estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using several factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit is based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, income tax rates, and terminal growth rates. Under the market approach, we utilized a guideline company method in which the fair value of the reporting unit is based on weighting the financial multiples of comparable companies and applying a control premium. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying amount of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as prolonged deterioration in economic conditions, a further decline in projected future cash flows, loss of one or more significant customers, failure to control cost increases above what can be recouped in sale price increase, or increases in the discount rates. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
Prior to 2023, we identified three reporting units for the purpose of conducting our goodwill impairment assessment: North America, Europe and Australasia. After the divestiture of our Australasia reporting unit in the third quarter of 2023, we identified two reporting units: North America and Europe. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.
During the year ended December 31, 2022, upon the results of our interim impairment analysis, we concluded that the carrying amount of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $54.9 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. In addition, we determined that our North America reporting unit was not impaired.
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
During the third quarter of 2024, the Company updated its financial forecast for the Europe reportable segment to reflect anticipated macroeconomic conditions of prolonged elevated interest rates leading to reduced revenue growth expectations. The end of the third fiscal quarter also marks the conclusion of our generally heavier seasonal sales period and our European net sales were negatively impacted by weaker market demand. Accordingly, the Company determined that a triggering event occurred requiring an interim goodwill impairment test for its European reporting unit as of September 28, 2024. Based upon the results of our interim impairment assessment, we concluded the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $63.4 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. Following this partial impairment, the reporting unit’s carrying amount equaled the fair value.

We performed our annual impairment assessments during the fourth quarter. The Company elected to perform a qualitative analysis as of the fourth quarter for the Europe reporting unit. Our analysis did not determine that it was more likely than not that the carrying value of the Europe reporting unit exceeded the fair value. During the fourth quarter, we quantitatively determined that the fair value of our North America reporting unit exceeded its net carrying amount and no goodwill impairment existed. We determined that the fair value of our North America reporting unit would have to decline by less than 10% to be considered impaired. We believe that our Europe and North America reporting units are at risk of impairment in the near term if the reporting units’ operating performance does not improve in line with management’s expectations, or if there is a change in the long-term outlook for the business or in other factors, such as the discount rate. The current goodwill impairment analysis for our Europe and North America reporting units incorporates mid-to-low market outlook growth assumptions and yielding the benefits of our transformation initiatives and strategic footprint optimization.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2024 and 2023. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
The Company continues to monitor and evaluate legislative developments related to GloBE established by the OECD Pillar Two framework. Several countries in which the Company’s subsidiaries operate have adopted those rules into legislation. The Company continues to evaluate impacts as further guidance is released.
Contingent Liabilities
Contingent liabilities require significant judgment in estimating potential losses for legal and environmental claims. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred, and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators, and the estimated loss can change materially as individual claims develop.

Share-based Compensation Plan
We have share-based compensation plans that provide compensation to employees through various grants of share-based instruments. We apply the fair value method of accounting using the Black-Scholes option-pricing model to determine the compensation expense for stock options. The compensation expense for RSUs awarded is based on the fair value of the RSU at the date of grant. Compensation expense is recorded in the consolidated statements of operations and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, estimated risk-free rate, and the number of shares or share options expected to vest. Any difference in the number of shares or share options that actually vest can affect future compensation expense. Other assumptions are not revised after the original estimate.
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
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and Free Cash Flow, each as reported over the applicable three-year performance period and is adjusted based upon a market condition measured by our TSR over the applicable three-year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021 and thereafter, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three-year performance targets on ROIC and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.
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
The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 5.57% at December 31, 2024, from 5.05% at December 31, 2023. Lowering the discount rate by 25 bps would increase the U.S. pension and post-retirement obligation at December 31, 2024, by approximately $6.2 million and would decrease estimated fiscal year 2025 pension expense by approximately $0.3 million. Increasing the discount rate by 25 bps would decrease the U.S. pension and post-retirement obligation at December 31, 2024, by approximately $6.0 million and would increase estimated fiscal year 2025 pension expense by approximately $0.3 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 100 bps increase or decrease in the assumed rate of return on plan assets would decrease or increase, respectively, 2025 net periodic pension expense by approximately $2.5 million.
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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by changes in foreign exchange rates, interest rates and commodity prices. We maintain risk management controls and policies to monitor these risks and take appropriate risk mitigation actions. We use certain derivative instruments, when available on a cost-effective basis, to hedge our underlying economic exposures. Refer to Note 23 – Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information on our financial instruments and hedging strategies.
Exchange Rate Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. The exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2024, compared to the year ended December 31, 2023, reflected, on average, the U.S. dollar strengthened against the Canadian dollar and the Euro by 9% and 6%, respectively. Exchange rates had a nominal impact on our consolidated net revenues and an adverse impact of (1%) on our Adjusted EBITDA from continuing operations in the year ended December 31, 2024, as compared to a nominal impact on our consolidated net revenues and Adjusted EBITDA from continuing operations, respectively, in the year ended December 31, 2023.
We cannot be certain that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.
We use short-term foreign currency derivative contracts that are not designated as hedges to mitigate the impact of foreign exchange fluctuations on consolidated earnings. As of December 31, 2024, we held foreign currency derivative contracts, with a total notional amount of $148.4 million to manage the effect of exchange fluctuations on certain intercompany transactions and intercompany loans and interest that are denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes.
At the end of 2024, we implemented a hedging program to manage the potential changes in value associated with the amounts payable on raw material purchases that are denominated in foreign currencies to minimize the impact of the changes in foreign currencies. We have foreign currency derivative contracts, which qualify as cash flow hedges, with a total notional amount of $163.3 million as of December 31, 2024. We record gains and losses for these contracts in other comprehensive (loss) income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our consolidated statements of operations.
By using derivative financial instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. Our derivative instruments do not contain credit risk-related contingent features.
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

Raw Materials Risk
Our major raw materials include wood, wood composites, wood components, steel, glass, internally produced door skins, fiberglass compound, hardware, petroleum-based products such as resin and binders, as well as aluminum and vinyl extrusions. Prices of these materials can fluctuate significantly in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, there is no assurance that we can maintain margins in an environment of rising commodity prices. Refer to Item 1A - Risk Factors - Prices and availability of the raw materials we use to manufacture our products are subject to fluctuations and we may be unable to pass along to our customers the effects of any price increases.
We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. Also, from time to time, we enter into derivatives to hedge commodity price fluctuations that are immaterial to the consolidated financial statements. Refer to Note 23 – Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information about our derivative asset and liabilities. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8 - Financial Statements and Supplementary Data.

Item 9B - Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C - Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. Except as provided below, the other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be held on April 24, 2025, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
Our Board has adopted a securities trading and disclosure policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in our securities. A copy of our securities trading and disclosure policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth information with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,622,222(2)	$20.94	2,863,602(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,622,222	$20.94	2,863,602
(1)Excludes RSUs and PSUs, which have no exercise price.
(2)Consists of shares underlying 1,296,666 stock options, 1,790,096 RSUs, and 535,460 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.
(3)The number of securities remaining for future issuances includes only shares available under the 2017 Omnibus Equity Plan.
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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated October 11, 2024, by and between JELD-WEN, Inc., WG Towanda LLC and Woodgrain Inc., effective December 13, 2024.	8-K	001-38000	2.1	December 19, 2024
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
4.1	Description of Securities.	10-K	001-38000	4.1	February 22, 2022
4.2	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including form of Note).	8-K	001-38000	4.1	December 14, 2017
4.3	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.4	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.5	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	10-K	001-38000	4.9	February 23, 2021
4.6	Indenture, dated as of August 22, 2024, among JELD-WEN Holding, Inc., the guarantors party thereto and Truist Bank, as trustee (including form of Notes).	8-K	001-38000	4.1	August 22, 2024
4.7	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.8	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD_WEN, Inc., the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent.	10-Q	001-38000	10.2	August 2, 2021
10.8	Amendment No. 7 to Credit Agreement, dated as of June 15, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-38000	10.1	June 16, 2023
10.9	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.10	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.11	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.12	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.13	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.14	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.15	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	10-Q	001-38000	10.3	August 2, 2021
10.16	Amendment No. 7 to Term Loan Credit Agreement, dated as of June 16, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.2	June 16, 2023
10.17	Amendment No. 8 to Term Loan Credit Agreement, dated as of January 19, 2024, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.1	January 19, 2024
10.18	Share Sale Agreement, dated April 17, 2023, by and between JW International Holdings, Inc. and Aristotle Holding III Pty Limited	8-K	001-38000	2.1	April 18, 2023
10.19+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-K	001-38000	10.18	February 22, 2022
10.20+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-Q	001-38000	10.2	April 30, 2021
10.21+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.20	February 22, 2022

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.21	February 22, 2022
10.23+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.26	February 20, 2024
10.24+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.27	February 20, 2024
10.25+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.28	February 20, 2024
10.26*+	Form of Nonqualified Stock Option Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).
10.27*+	Form of Restricted Stock Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).
10.28*+	Form of Performance Share Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).
10.29+	JELD-WEN Holding, Inc. 2025 Management Incentive Plan.	8-K	001-38000	10.1	February 11, 2025
10.30+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.31+	Form of Separation Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	September 24, 2022
10.32+	Amendment to Executive Employment Agreement between JELD-WEN, Holding, Inc. and Kevin C. Lilly, effective August 3, 2022.	10-Q	001-38000	10.2	September 24, 2022
10.33*+	Separation and Release Agreement with Kevin Lilly, effective January 3, 2025.
10.34+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	August 5, 2020
10.35+	The JELD-WEN Deferred Compensation Plan, effective April 1, 2022	8-K	001-38000	10.1	February 18, 2022
19.1	Securities Trading and Disclosure Policy	10-K	001-38000	19.1	February 20, 2024
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	JELD-WEN Holding, Inc. Incentive Compensation Clawback Policy	10-K	001-38000	97.1	February 20, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.

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
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: February 20, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samantha L. Stoddard and James S. Hayes, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Christensen	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
William J. Christensen
/s/ Samantha L. Stoddard	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Samantha L. Stoddard
/s/ Michael A. Leon	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Michael A. Leon
/s/ David G. Nord	Chair	February 20, 2025
David G. Nord
/s/ Antonella B. Franzen	Director	February 20, 2025
Antonella B. Franzen
/s/ Catherine A. Halligan	Director	February 20, 2025
Catherine A. Halligan
/s/ Michael F. Hilton	Director	February 20, 2025
Michael F. Hilton
/s/ Tracey I. Joubert	Director	February 20, 2025
Tracey I. Joubert
/s/ Cynthia G. Marshall	Director	February 20, 2025
Cynthia G. Marshall
/s/ Bruce M. Taten	Director	February 20, 2025
Bruce M. Taten
/s/ Roderick C. Wendt	Director	February 20, 2025
Roderick C. Wendt
/s/ Steven E. Wynne	Director	February 20, 2025
Steven E. Wynne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim and Annual Goodwill Impairment Assessments – Europe and North America Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $315.2 million as of December 31, 2024, and the goodwill associated with the Europe and North America reporting units were $134.1 million and $181.0 million, respectively. Management tests goodwill for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. During the third quarter of 2024, management determined that a triggering event occurred requiring an interim goodwill impairment test for the Europe reporting unit as of September 28, 2024. Based upon the results of the interim impairment assessment, management concluded the carrying value of the Europe reporting unit exceeded its fair value and recorded a goodwill impairment charge of $63.4 million. Management performed the annual impairment assessments during the fourth quarter and quantitatively determined that the fair value of the North America reporting unit exceeded its net carrying amount and no goodwill impairment existed. Management estimates the fair value of reporting units using a combination of the income and market approaches. Under the income approach, the fair value of a reporting unit is based on a discounted cash flow analysis that contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, income tax rates, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment for the Europe reporting unit and the annual goodwill impairment assessment for the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Europe and North America reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) revenue growth rates, expected EBITDA margins, discount rates, and terminal growth rates for the Europe and North America reporting units and (b) the capital expenditures and income tax rates for the Europe reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Europe and North America reporting units. These procedures included, among others (i) testing management’s process for developing the fair value estimates of the Europe and North America reporting units; (ii) evaluating the appropriateness of the discounted cash flow analyses used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) revenue growth rates, expected EBITDA margins, discount rates, and terminal growth rates for the Europe and North America reporting units and (b) the capital expenditures and income tax rates for the Europe reporting unit. Evaluating management’s assumptions related to (a) revenue growth rates and expected EBITDA margins for the Europe and North America reporting units and (b) the capital expenditures and income tax rates for the Europe reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Europe and North America reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analyses and (ii) the reasonableness of assumptions related to the discount rates and terminal growth rates.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 20, 2025
We have served as the Company’s auditor since 2000.

Item 1 - Financial Statements
JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(amounts in thousands, except share and per share data)	2024	2023	2022
Net revenues	$3,775,592	$4,304,334	$4,543,808
Cost of sales	3,086,618	3,471,713	3,757,888
Gross margin	688,974	832,621	785,920
Selling, general and administrative	652,527	655,280	654,077
Goodwill impairment (Note 6)	94,801	—	54,885
Restructuring and asset-related charges (Note 19)	68,092	35,741	17,622
Operating (loss) income	(126,446)	141,600	59,336
Interest expense, net	67,237	72,258	82,505
Loss on extinguishment and refinancing of debt (Note 12)	1,908	6,487	—
Other income, net (Note 22)	(24,773)	(25,719)	(53,433)
(Loss) income from continuing operations before taxes	(170,818)	88,574	30,264
Income tax expense (Note 15)	16,762	63,339	18,041
(Loss) income from continuing operations, net of tax	(187,580)	25,235	12,223
(Loss) gain on sale of discontinued operations, net of tax (Note 2)	(1,440)	15,699	—
Income from discontinued operations, net of tax (Note 2)	—	21,511	33,504
Net (loss) income	$(189,020)	$62,445	$45,727

Weighted average common shares outstanding (Note 17):
Basic	84,989,963	84,995,515	86,374,499
Diluted	84,989,963	85,874,035	87,075,176
Net (loss) income per share from continuing operations
Basic	$(2.21)	$0.30	$0.14
Diluted	$(2.21)	$0.29	$0.14
Net (loss) income per share from discontinued operations
Basic	$(0.02)	$0.44	$0.39
Diluted	$(0.02)	$0.43	$0.38
Net (loss) income per share
Basic	$(2.22)	$0.73	$0.53
Diluted	$(2.22)	$0.73	$0.53
Net income per share may not sum due to rounding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net (loss) income	$(189,020)	$62,445	$45,727
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $(34), $2,301 and $1,502, respectively.	(37,336)	45,859	(71,811)
Foreign currency hedge adjustments, net of tax expense of $23, $0 and $0, respectively.	314	—	—
Interest rate hedge adjustments, net of tax (benefit) expense of $(35), $(4,076) and $3,268, respectively.	(103)	(12,159)	9,668
Defined benefit pension plans, net of tax expense of $2,462, $3,287 and $4,104, respectively.	2,940	13,624	13,255
Total other comprehensive (loss) income, net of tax	(34,185)	47,324	(48,888)
Comprehensive (loss) income	$(223,205)	$109,769	$(3,161)

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$150,337	$288,312
Restricted cash	710	835
Accounts receivable, net (Note 3)	388,415	516,674
Inventories (Note 4)	460,107	481,451
Other current assets	73,413	71,507
Assets held for sale (Note 20)	126,912	135,563
Total current assets	1,199,894	1,494,342
Property and equipment, net (Note 5)	681,439	644,242
Deferred tax assets (Note 15)	143,284	150,453
Goodwill (Note 6)	315,167	390,170
Intangible assets, net (Note 7)	101,987	123,910
Operating lease assets, net (Note 8)	126,256	146,931
Other assets	52,142	30,077
Total assets	$2,620,169	$2,980,125
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$264,947	$269,322
Accrued payroll and benefits (Note 9)	89,600	132,550
Accrued expenses and other current liabilities (Note 10)	224,209	233,796
Current maturities of long-term debt (Note 12)	30,927	36,177
Liabilities held for sale (Note 20)	15,308	7,064
Total current liabilities	624,991	678,909
Long-term debt (Note 12)	1,152,449	1,190,075
Unfunded pension liability (Note 26)	21,615	26,502
Operating lease liability (Note 8)	105,499	121,993
Deferred credits and other liabilities (Note 13)	89,854	104,831
Deferred tax liabilities (Note 15)	5,699	7,170
Total liabilities	2,000,107	2,129,480
Commitments and contingencies (Note 25)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 84,653,408 and 85,309,220 shares issued and outstanding, respectively	846	853
Additional paid-in capital	769,064	752,171
(Accumulated deficit) retained earnings	(20,353)	192,931
Accumulated other comprehensive loss	(129,495)	(95,310)
Total shareholders’ equity	620,062	850,645
Total liabilities and shareholders’ equity	$2,620,169	$2,980,125

The accompanying notes are an integral part of these Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	December 31, 2024		December 31, 2023		December 31, 2022
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,309,220	$853	84,347,712	$843	90,193,550	$902
Shares issued for exercise/vesting of share-based compensation awards	1,030,848	10	1,069,969	11	1,128,181	11
Shares repurchased	(1,600,000)	(16)	—	—	(6,848,356)	(69)
Shares surrendered for tax obligations for employee share-based transactions	(86,660)	(1)	(108,461)	(1)	(125,663)	(1)
Balance at period end	84,653,408	$846	85,309,220	$853	84,347,712	$843
Additional paid-in capital
Balance at beginning of period		$752,844		$735,526		$720,124
Shares issued for exercise/vesting of share-based compensation awards		2,868		552		1,998
Shares surrendered for tax obligations for employee share-based transactions		(1,440)		(1,637)		(2,764)
Amortization of share-based compensation		15,465		18,403		16,168
Balance at period end		769,737		752,844		735,526
Employee stock notes
Balance at beginning of period		(673)		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—		—
Balance at period end		(673)		(673)		(673)
Balance at period end		$769,064		$752,171		$734,853
(Accumulated deficit) retained earnings
Balance at beginning of period		$192,931		$130,486		$215,611
Shares repurchased		(24,264)		—		(130,852)
Net (loss) income		(189,020)		62,445		45,727
Balance at period end		$(20,353)		$192,931		$130,486
Accumulated other comprehensive loss
Balance at beginning of period		$(95,310)		$(142,634)		$(93,746)
Foreign currency adjustments		(37,336)		45,859		(71,811)
Unrealized gain on foreign currency hedges		314		—		—
Unrealized (loss) gain on interest rate hedges		(103)		(12,159)		9,668
Net actuarial pension gain		2,940		13,624		13,255
Balance at period end		$(129,495)		$(95,310)		$(142,634)

Total shareholders’ equity at period end		$620,062		$850,645		$723,548

The accompanying notes are an integral part of these Consolidated Financial Statements

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(189,020)	$62,445	$45,727
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125,786	140,192	131,754
Deferred income taxes	(16,984)	31,735	(4,394)
Net gain on sale of business, property and equipment	(13,752)	(10,472)	(7,969)
Goodwill impairment	94,801	—	54,885
Adjustment to carrying value of assets	22,715	7,862	2,375
Amortization of deferred financing costs	2,411	2,614	3,150
Loss on extinguishment and refinancing of debt	1,246	6,487	—
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	4,809	—	—
Gain on sale of discontinued operations, net of tax	—	(23,982)	—
Share-based compensation expense	15,465	18,403	16,168
Amortization of U.S. pension expense	—	480	1,798
Recovery of cost from receipts on impaired notes	(1,389)	(3,514)	(13,953)
Other items, net	(5,295)	(7,439)	24,597
Net change in operating assets and liabilities:
Accounts receivable	102,275	10,862	(79,692)
Inventories	9,423	119,560	(73,575)
Other assets	(1,551)	11,595	(4,875)
Accounts payable and accrued expenses	(32,483)	(21,548)	(58,615)
Change in short-term and long-term tax liabilities	(12,243)	(92)	(7,044)
Net cash provided by operating activities	106,214	345,188	30,337
INVESTING ACTIVITIES
Purchases of property and equipment	(161,906)	(98,332)	(83,217)
Proceeds from sale of business, property and equipment	20,671	16,751	11,871
Purchase of intangible assets	(11,811)	(12,550)	(9,003)
Proceeds (payments) related to the sale of JW Australia(1)	—	365,555	—
Recovery of cost from receipts on impaired notes	1,389	3,514	13,953
Cash received for notes receivable	46	261	94
Cash received from insurance proceeds	1,655	5,115	—
Purchase of securities for deferred compensation plan	(3,381)	(1,140)	(728)
Net cash (used in) provided by investing activities	(153,337)	279,174	(67,030)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(55,178)	(561,338)	12,729
Common stock issued for exercise of options	2,878	563	2,009
Common stock repurchased	(24,280)	—	(131,987)
Payments to tax authorities for employee share-based compensation	(1,441)	(1,638)	(2,765)
Payments related to the sale of JW Australia	(2,612)	(744)	—
Net cash used in financing activities	(80,633)	(563,157)	(120,014)
Effect of foreign currency exchange rates on cash	(10,344)	7,074	(19,315)
Net (decrease) increase in cash and cash equivalents	(138,100)	68,279	(176,022)
Cash, cash equivalents and restricted cash, beginning	289,147	220,868	396,890
Cash, cash equivalents and restricted cash, ending	$151,047	$289,147	$220,868
Balances included in the Consolidated Balance Sheets:

Cash, cash equivalents, and restricted cash	$151,047	$289,147	$165,938
Cash and cash equivalents included in current assets of discontinued operations	—	—	54,930
Cash and cash equivalents at end of period	$151,047	$289,147	$220,868
Refer to Note 27 - Supplemental Cash Flow for more information.
Cash flows from discontinued operations through the divestiture date of July 2, 2023, are included in the above amounts and explained in Note 1 — Description of Company and Summary of Significant Accounting Policies and Note 2 — Discontinued Operations.

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
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. Refer to Note 2 - Discontinued Operations for more information.
All U.S. dollar and other currency amounts, except per share amounts, are presented in thousands unless otherwise noted.
Share Repurchases – On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of December 31, 2024, $175.7 million was remaining under the repurchase program.
During the years ended December 31, 2024 and 2022, we paid $24.3 million and $132.0 million to repurchase 1,600,000 and 6,848,356 shares of our Common Stock, respectively. We did not repurchase shares of our Common Stock during the year ended December 31, 2023. Refer to Note 16 - Capital Stock for more information.
Fiscal Year – We operate on a fiscal calendar year, and each interim quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more, or fewer days included than a traditional 91-day fiscal quarter.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided for tax relief, along with other stimulus measures, including a provision that allowed employers to defer the remittance of the employer portion of social security tax relating to 2020. The Company deferred $20.9 million of the employer portion of social security tax in 2020, all of which was paid in the year ended December 31, 2022. The CARES Act also included a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. During the years ended December 31, 2024 and 2022 no ERC was recorded. During the year ended December 31, 2023, we recorded an ERC from the U.S. government of $6.1 million in other income, net in the accompanying consolidated statements of operations. The balance is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

Segment Reporting – Our reportable segments are organized and managed principally by geographic region: North America and Europe. We report all other business activities in Corporate and unallocated costs. We consider the following factors in determining the reportable segments: the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information regularly provided to the CODM, and information presented to the Board of Directors and investors. The CODM is the CEO. No operating segments have been aggregated for our presentation of reportable segments.
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
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2024 and 2023. We maintain allowances for credit losses resulting from the inability of our customers to make required payments. We estimate the allowance for credit losses based on quantitative and qualitative factors associated with the credit risk of our accounts receivable, including historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has concluded.
Inventories – Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the FIFO or average cost methods. We record provisions to write down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to evaluate historical inventory usage and expected future production needs. Accelerating the disposal process or incorrect estimates may cause actual results to differ from the estimates at the time such inventory is disposed or sold. We classify certain inventories that are available for sale directly to external customers or used in the manufacturing of a finished good within raw materials.
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
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets and are amortized over the life of the product lines, typically 1 to 3 years. For the years ended December 31, 2024, 2023 and 2022, amortization associated with customer displays were $5.8 million, $3.9 million and $1.4 million, respectively, and are included in SG&A expense in the accompanying consolidated statements of operations.
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
Leases – We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment. We determine if an arrangement is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in ROU assets, net, accrued expense and other current liabilities and operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt, and long-term debt in our consolidated balance sheet.
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
We have elected not to recognize an ROU asset and lease liability for leases with an initial term of twelve months or less as well as any lease covering immaterial assets. We recognize lease expense for these leases on a straight-line basis over the lease term. Variable lease payments that are dependent on usage, output, or may vary for other reasons, are excluded from lease payments in the measurement of the ROU asset and lease liability and accordingly are recognized as lease expense in the period the obligation for those payments is incurred. We combine lease and non-lease components for all agreements, except for building leases.
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

Goodwill – Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Current accounting guidance provides an entity with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. Prior to 2023, the estimated fair values of reporting units were derived using only an income approach (implied fair value measured on a non-recurring basis using Level 3 inputs). Beginning in 2023, the estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using several factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit is based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contains significant assumptions and estimates including revenue growth rates, expected EBITDA margins, discount rates, capital expenditures, income tax rates, and terminal growth rates. Under the market approach, we utilized a guideline company method in which the fair value of the reporting unit is based on weighting the financial multiples of comparable companies and applying a control premium. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore, could eliminate the excess of fair value over carrying amount of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by items such as prolonged deterioration in economic conditions, a further decline in projected future cash flows, loss of one or more significant customers, failure to control cost increases above what can be recouped in sale price increase, or increases in the discount rates. These types of changes would negatively affect our profits, revenues, and growth over the long term and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.
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
Restructuring – Costs to exit or restructure certain activities of our internal operations are accounted for as one-time termination and exit costs as required by the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from any business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statements of operations in the period in which the liability is incurred. When estimating the fair value of restructuring activities, assumptions are applied, which can differ materially from actual results. This may require us to revise our initial estimates, which may materially affect our results of operations and financial position in the period the revision is made.

Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings, exposures to certain commodities associated with our material costs and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2024, 2023 and 2022, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow or net investment hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive income (loss) and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. Cash flows from all derivative instruments, including those not designated as hedging instruments, are classified in the same category as the cash flows from the item being hedged.
At the inception of a fair value, cash flow hedge or net investment hedge we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. Refer to Note 24 - Fair Value of Financial Instruments for more information on the fair value of our derivative assets and liabilities.
Revenue Recognition – Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our products or services. The transfer of control to the customer occurs at a point in time, usually upon satisfaction of the shipping terms within the contract. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The taxes we collect are concurrent with revenue-producing activities (e.g., sales tax, value-added tax, and other taxes) are excluded from revenue.
Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold. Refer to Note 11 - Warranty Liability for more information. Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable.
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
We disaggregate revenues based on geographical location. Refer to Note 14 - Segment Information for more information on disaggregated revenue.
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising and promotion expenses were $27.9 million, $30.1 million and $27.1 million, respectively, and are included in SG&A expense in the accompanying consolidated statements of operations.
Net Interest Expense and Extinguishment of Debt Costs – We record debt extinguishment costs separately from interest expense, net within the consolidated statements of operations.
Foreign Currency Translation and Adjustments – Typically, our foreign subsidiaries maintain their accounting records in their local currency. All the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholder’s equity accounts are translated at historical rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in consolidated other comprehensive income (loss). This balance is net of tax, where applicable.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in our consolidated balance sheet. We have non-current taxes receivable or payable at December 31, 2024 - see Note 15 - Income Taxes for more information. We do not have any non-current taxes receivable or payable at December 31, 2023.
We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
Contingent Liabilities – Contingent liabilities arising from claims, assessments, litigation, fines, penalties, and other sources require significant judgment in determining the probability of loss and the amount of the potential loss. Each quarter, we review significant new claims and litigation for the probability of an adverse outcome. Estimates are recorded as liabilities when it is probable that a liability has been incurred, and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators, and the estimated loss can change materially as individual claims develop. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Employee Retirement and Pension Benefits – We have a defined benefit plan available to certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S., which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. Refer to Note 26 - Employee Retirement and Pension Benefits for more information.
Recently Adopted Accounting Standards – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASU No. 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which extended the relief provisions under Topic 848 through December 31, 2024. In May 2020, we elected the expedient within ASC 848 which allowed us to assume that our hedged interest payments were probable to occur regardless of any expected modifications in their terms related to reference rate reform. In addition, ASC 848 allowed for the option to change the method of assessing effectiveness upon a change in critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848. We elected to assess effectiveness as documented in the original hedge documentation and apply the practical expedients related to probability to assume that the reference rate on a hypothetical derivative matched the reference rate on the hedging instrument. In June 2023, we executed amendments to our Term Loan Facility, ABL Facility and interest rate derivative agreements to replace LIBOR with a Term SOFR based rate. These contract amendments did not have a material impact on our consolidated financial statements. Refer to Note 12 - Long-Term Debt and Note 23 - Derivative Financial Instruments for more information.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of the composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance effective January 1, 2024, for annual reporting and applied the amendments retrospectively to all prior periods presented in the Consolidated Financial Statements. The amendments for interim periods will be adopted in our fiscal year beginning on January 1, 2025. Refer to Note 14 - Segment Information for more information.
Recent Accounting Standards Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We have not elected to early adopt this standard. We are currently evaluating the impact of this guidance on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on a fiscal and interim basis in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on the Company’s disclosures.
We have considered the applicability and impact of all ASUs. We have assessed ASUs not listed above and determined that they were either not applicable or were not expected to have a material impact on our financial statements.
Note 2. Discontinued Operations
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia, for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts. Refer to Note 23 - Derivative Financial Instruments for more information.
In the year ended December 31, 2023, we recorded a net gain on sale of discontinued operations of $15.7 million related to the July 2, 2023, sale of JW Australia. The net gain on sale includes $30.3 million of cumulative translation adjustments losses and $1.0 million of accumulated net actuarial pension losses reclassified from other comprehensive income. The net gain on sale also includes a $10.2 million loss recorded in the fourth quarter of 2023 in estimated taxes directly related to the sale transaction and return to provision true ups for the period in which we owned JW Australia. We recorded a $1.4 million loss on sale of discontinued operations in the year ended December 31, 2024, related to settlement of an outstanding tax liability for JW Australia.
This divestiture qualified as a discontinued operation as of April 17, 2023, since it represents a strategic shift for us and has a major effect on our consolidated results of operations. Accordingly, the results of operations for the JW Australia reportable segment, together with certain costs related to the sale, have been classified as discontinued operations within the consolidated statements of operations for all periods presented.
After the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. As of December 31, 2024, we had a liability of $3.2 million relating to these matters, which was included in accrued expenses and other current liabilities in our consolidated balance sheet. As of December 31, 2023, our liability relating to these matters was $8.2 million, of which $6.1 million was included in accrued expenses and other current liabilities, and the remaining was included in deferred credits and other liabilities in the accompanying consolidated balance sheet.

Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

	Year Ended December 31,
(amounts in thousands)	2023	2022
Net revenues	$301,876	$611,048
Cost of sales	211,575	451,542
Gross margin	90,301	159,506
Selling, general and administrative	62,263	112,015
Restructuring and asset-related charges	—	611
Operating income	28,038	46,880
Interest income, net	(685)	(445)
Other income, net	(2,274)	(1,448)
Income from discontinued operations before taxes	30,997	48,773
Income tax expense	9,486	15,269
Income from discontinued operations, net of tax	$21,511	$33,504
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

	Year Ended December 31,
(amounts in thousands)	2023	2022
Depreciation and amortization	$5,196	$18,622
Capital expenditures	6,229	7,746
Share-based incentive compensation	926	1,591
Provision for bad debt	5,062	392
Note 3. Accounts Receivable
We sell our manufactured products to a large number of customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, including historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but do require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral. Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2024 and 2023.
The following is a roll forward of our allowance for credit losses:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Balance as of January 1,	$(11,265)	$(15,429)	$(9,472)
Charges to (expense) income	(110)	1,870	(7,287)
Write-offs	1,253	2,466	941
Currency translation	517	(172)	389
Balance at period end	$(9,605)	$(11,265)	$(15,429)

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	December 31, 2024	December 31, 2023
Raw materials	$380,277	$404,360
Work in process	19,763	21,141
Finished goods	82,615	84,954
Inventory valuation reserves	(22,548)	(29,004)
Total inventories	$460,107	$481,451
To conform with the current period presentation, certain amounts in prior period information have been reclassified.
Note 5. Property and Equipment, Net

(amounts in thousands)	December 31, 2024	December 31, 2023
Land improvements	$30,614	$30,350
Buildings	463,273	459,516
Machinery and equipment	1,380,424	1,386,819
Total depreciable assets	1,874,311	1,876,685
Less: Accumulated depreciation	1,309,706	1,322,129
	564,605	554,556
Land	26,399	28,262
Construction in progress	90,435	61,424
Total property and equipment, net	$681,439	$644,242
We recorded accelerated depreciation of our plant and equipment of $15.0 million, $7.4 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, within restructuring and asset-related charges in the accompanying consolidated statements of operations. Refer to Note 19 - Restructuring and Asset-Related Charges for more information.
Additionally, we recorded accelerated depreciation of $9.1 million during the year ended December 31, 2023, from reviews of North America equipment capacity optimization. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was a decrease of $13.6 million and an increase of $7.9 million as of December 31, 2024 and 2023, respectively.
Depreciation expense was recorded as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cost of sales	$81,874	$89,396	$80,235
Selling, general and administrative	4,687	5,191	5,376
Total depreciation expense	$86,561	$94,587	$85,611

Note 6. Goodwill
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2022	$182,269	$258,345	$440,614
Currency translation	143	10,167	10,310
Gross carrying amount at December 31, 2023	182,412	268,512	450,924
Sale of business	(900)	—	(900)
Currency translation	(487)	(17,876)	(18,363)
Gross carrying amount at December 31, 2024	$181,025	$250,636	$431,661

Accumulated impairment losses at December 31, 2022	$—	$(58,661)	$(58,661)
Currency translation	—	(2,093)	(2,093)
Accumulated impairment losses at December 31, 2023	—	(60,754)	(60,754)
Impairment(1)	—	(63,445)	(63,445)
Currency translation	—	7,705	7,705
Accumulated impairment losses at December 31, 2024	$—	$(116,494)	$(116,494)

Balance, net of impairment at December 31, 2024	$181,025	$134,142	$315,167
(1)During the fourth quarter of 2024, we recognized a $31.4 million impairment charge related to the court-ordered divestiture of Towanda. As of December 31, 2024, 2023 and 2022, the assets and liabilities of Towanda qualify as held for sale and are not included in the above reportable segments amount. Refer to Note 20 - Held for Sale for more information.
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
As previously disclosed, following our 2023 annual impairment test for our Europe reporting unit, we concluded that while no impairment existed, the fair value of our reporting unit exceeded its carrying value by approximately 3%. During the third quarter of 2024, the Company updated its financial forecast for the Europe reportable segment to reflect anticipated macroeconomic conditions of prolonged elevated interest rates leading to reduced revenue growth expectations. The end of the third fiscal quarter also marks the conclusion of our generally heavier seasonal sales period and our European net sales were negatively impacted by weaker market demand. Accordingly, the Company determined that a triggering event occurred requiring an interim goodwill impairment test for its European reporting unit as of September 28, 2024. Based upon the results of our interim impairment assessment, we concluded the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $63.4 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. Following this partial impairment, the reporting unit’s carrying amount equaled the fair value.
We performed our annual impairment assessments during the fourth quarter. The Company elected to perform a qualitative analysis as of the fourth quarter for the Europe reporting unit. Our analysis did not determine that it was more likely than not that the carrying value of the Europe reporting unit exceeded the fair value. During the fourth quarter, we quantitatively determined that the fair value of our North America reporting unit exceeded its net carrying amount and no goodwill impairment existed. We determined that the fair value of our North America reporting unit would have to decline by less than 10% to be considered impaired.

Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$119,674	$(90,073)	$29,601
Software	76,048	(30,021)	46,027
Trademarks and trade names	31,384	(12,113)	19,271
Patents, licenses and rights	12,627	(5,539)	7,088
Total amortizable intangibles	$239,733	$(137,746)	$101,987

	December 31, 2023
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$123,713	$(84,281)	$39,432
Software	113,429	(58,424)	55,005
Trademarks and trade names	32,148	(10,802)	21,346
Patents, licenses and rights	12,666	(4,539)	8,127
Total amortizable intangibles	$281,956	$(158,046)	$123,910
We recorded accelerated amortization of $14.1 million during the years ended December 31, 2024 and 2023, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was a decrease of $1.2 million and an increase of $0.7 million as of December 31, 2024 and 2023, respectively.
Amortization expense was recorded as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Amortization expense	$33,383	$36,523	$26,141
Estimated future amortization expense:

(amounts in thousands)
2025	$19,015
2026	18,039
2027	17,565
2028	16,372
2029	13,034
Thereafter	17,962
Total	$101,987
Note 8. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment.

The Company’s ROU assets and lease liabilities were as follows:

(amounts in thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets:
Operating	Operating lease assets, net	$126,256	$146,931
Finance	Property and equipment, net(1)	9,726	6,994
Total ROU assets		$135,982	$153,925
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$32,738	$32,477
Finance	Current maturities of long-term debt	2,296	2,407
Noncurrent:
Operating	Operating lease liability	105,499	121,993
Finance	Long-term debt	7,517	4,801
Total lease liability		$148,050	$161,678
(1)    Finance lease assets are recorded net of accumulated depreciation of $5.0 million and $5.1 million as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, we obtained $24.0 million in ROU assets in exchange for operating lease liabilities, primarily relating to real estate. We obtained $52.5 million in ROU assets in exchange for operating lease liabilities, primarily relating to real estate during the year ended December 31, 2023.
During the years ended December 31, 2024 and 2023, we obtained $5.6 million and $5.4 million in ROU assets, respectively, in exchange for finance lease liabilities.
We recorded accelerated amortization on our ROU assets of $7.2 million, $0.5 million and $0.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, within restructuring and asset-related charges in the accompanying consolidated statements of operations. Refer to Note 19 - Restructuring and Asset-Related Charges for more information.
The components of lease expense were as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Operating	$43,031	$41,942	$42,616
Short term	10,497	13,324	13,816
Variable	7,546	6,571	7,287
Low value	2,198	1,600	1,723
Finance	536	313	139
Total lease expense	$63,808	$63,750	$65,581

	December 31, 2024	December 31, 2023
Weighted average remaining lease terms (in years):
Operating	5.3	5.7
Finance	4.7	4.1
Weighted average discount rate:
Operating	5.9%	5.6%
Finance	6.4%	6.4%

As of December 31, 2024, future minimum lease payment obligations under operating and finance leases are as follows for each of the periods ending December 31:

(amounts in thousands)	Operating Leases(1)	Finance Leases	Total
2025	$42,673	$2,846	$45,519
2026	32,735	2,552	35,287
2027	26,903	2,383	29,286
2028	20,926	1,706	22,632
2029	14,858	952	15,810
Thereafter	27,168	868	28,036
Total lease payments	165,263	11,307	176,570
Less: Interest	27,026	1,494	28,520
Present value of lease liability	$138,237	$9,813	$148,050
(1)    Operating lease payments include $5.7 million related to options to extend lease terms that are reasonably certain of being exercised.
Note 9. Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Accrued payroll	$28,451	$30,018
Accrued vacation	26,877	31,510
Other accrued benefits	14,042	10,072
Accrued payroll taxes	11,240	13,898
Accrued bonuses and commissions	7,877	45,742
Non-U.S. defined contributions and other accrued benefits	1,113	1,310
Total accrued payroll and benefits	$89,600	$132,550
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Accrued sales and advertising rebates	$74,043	$82,732
Current portion of operating lease liability (Note 8)	32,738	32,477
Non-income related taxes	19,952	20,072
Current portion of warranty liability (Note 11)	18,394	22,819
Current portion of accrued claim costs relating to self-insurance programs	15,254	14,079
Accrued freight	15,174	18,963
Accrued expenses	10,783	15,758
Accrued interest payable	9,846	1,401
Current portion of restructuring accrual (Note 19)	7,605	3,375
Accrued income taxes payable	7,433	9,252
Deferred revenue and customer deposits	5,404	7,189
Legal claims provision (Note 25)	4,678	2,683
Current portion of derivative liability (Note 23)	2,905	2,996
Total accrued expenses and other current liabilities	$224,209	$233,796
The accrued sales and advertising rebates, accrued interest payable, accrued freight, and non-income related taxes can significantly fluctuate period-over-period due to timing of payments.

Note 11. Warranty Liability
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Balance as of January 1	$53,247	$52,389	$53,367
Current period charges	25,719	30,667	28,935
Experience adjustments	634	599	772
Payments	(31,482)	(30,810)	(29,834)
Currency translation	(829)	402	(851)
Balance at period end	47,289	53,247	52,389
Current portion	(18,394)	(22,819)	(21,215)
Long-term portion	$28,895	$30,428	$31,174
The most significant component of our warranty liability was in the North America segment. As of December 31, 2024, the warranty liability in the North America segment totaled $40.9 million, after discounting future estimated cash flows at rates between 4.60% and 4.63%. Without discounting, the liability would have increased by approximately $3.7 million.
Note 12. Long-Term Debt
Our long-term debt, net of original issue discount and unamortized debt issuance costs, consisted of the following:

	December 31, 2024	December 31, 2024	December 31, 2023
(amounts in thousands)	Interest Rate
Senior Notes	4.88% - 7.00%	$750,000	$600,000
Term Loan Facility	6.69%(1)	380,888	536,250
Finance leases and other financing arrangements	1.00% - 8.95%(1)	61,071	74,460
Mortgage notes		—	22,070
Total Debt		1,191,959	1,232,780
Unamortized debt issuance costs and original issue discounts		(8,583)	(6,528)
Current maturities of long-term debt		(30,927)	(36,177)
Long-term debt		$1,152,449	$1,190,075
(1)Term Loan B and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of December 31, 2024, are as follows:
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
In September 2024, we utilized a portion of the proceeds from the issuance of our 7.00% Senior Notes described above to redeem the remaining $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $0.5 million on the redemption in the third quarter of 2024, consisting entirely in accelerated amortization of debt issuance costs.
Term Loan Facility
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans originally bore interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modified certain other terms and provisions of the Term Loan Facility and adds language to address the replacement of LIBOR with a SOFR basis upon the June 30, 2023, cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees.
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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of December 31, 2024, the outstanding principal balance, net of original issue discount, was $380.5 million.
In May 2020, we entered into interest rate swap agreements with a weighted average fixed rate of 0.395% paid against one-month LIBOR floored at 0.00% with outstanding notional amounts aggregating to $370.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. In June 2023, the interest rate swap agreements were amended to convert to a SOFR basis on June 30, 2023, resulting in a weighted average fixed rate of 0.317% paid against one-month USD-SOFR CME Term floored at (0.10)%. The interest rate swap agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and matured in December 2023. Refer to Note 23 - Derivative Financial Instruments for more information on our derivative assets and liabilities.
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in February 2026. Refer to Note 23 - Derivative Financial Instruments for more information on our derivative assets and liabilities.
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
As of December 31, 2024, we had no outstanding borrowings, $2.8 million in letters of credit and $416.4 million available under the ABL Facility.
Mortgage Notes – In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK 142.5 million ($20.7 million).
Finance leases and other financing arrangements – In addition to finance leases, we include loans secured by equipment in this category. As of December 31, 2024, we had $61.1 million outstanding in this category, with maturities ranging from 2024 to 2031.
As of December 31, 2024, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
The future maturities of debt, excluding unamortized debt issuance costs and original issue discounts as of December 31, 2024, are as follows:

(amounts in thousands)
2025	$30,927
2026	18,479
2027	414,994
2028	371,227
2029	3,377
Note 13. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities:

(amounts in thousands)	December 31, 2024	December 31, 2023
Warranty liability (Note 11)	$28,895	$30,428
Uncertain tax positions (Note 15)	23,545	36,804
Workers' compensation claims accrual	20,783	21,875
Environmental contingencies (Note 25)	11,500	11,500
Other liabilities	5,095	4,224
Long term derivative liability (Note 23)	36	—
Total deferred credits and other liabilities	$89,854	$104,831

Note 14. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management, inclusive of the CODM, reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property, and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA to measure operational performance by comparing historical, actual and forecasted amounts on a regular basis, and to allocate resources in the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in our annual incentive compensation.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. The Company’s two reportable segments are defined as follows:
North America – Within our North America segment, the Company supplies windows and doors for residential and commercial markets, serving both new construction and repair & remodel projects. These products reach builders, repair and replacement contractors, architects, and homebuilders through direct and indirect channels, including dealer and distribution networks.
Europe – Within our Europe Segment, the Company manufactures and supplies to retailers, merchants, house-builders and construction companies’ interior doors, doorsets and door kits, in wood and steel, with both standard and high-performance features.
Factors considered in determining the two reportable segments include the nature of business activities, the management structure accountable directly to the CODM, the discrete financial information regularly provided to the CODM, and information presented to the Board of Directors and investors. The CODM is the CEO. No operating segments have been aggregated for our presentation of reportable segments.

The following tables set forth certain information relating to our segments’ operations:

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$2,708,371	$1,067,221	$3,775,592
Intersegment net revenues	130	7,664	7,794
Total segment net revenues	$2,708,501	$1,074,885	$3,783,386

Reconciliation of Revenue
Elimination of intersegment net revenues			(7,794)
Total consolidated net revenues			$3,775,592

Less:
Adjusted cost of sales	$2,232,991	$848,021	$3,081,012
Adjusted selling, general and administrative	301,739	179,053	480,792
Other segment items(1)	(80,430)	(27,566)	(107,996)
Adjusted EBITDA from continuing operations	$254,071	$67,713	$321,784

Total Reportable Segment Adjusted EBITDA			$321,784
Less:
Depreciation and amortization			125,786
Interest expense, net			67,237
Corporate and unallocated costs			46,536
Special items:
Net legal and professional expenses and settlements			62,722
Goodwill impairment			94,801
Restructuring and asset-related charges			68,092
M&A related costs			15,296
Net gain on sale of business, property, and equipment			(13,752)
Loss on extinguishment and refinancing of debt			1,908
Share-based compensation expense			15,465
Non-cash foreign exchange transaction/translation gain			(3,101)
Other special items			11,612
Loss from continuing operations, before tax			$(170,818)

(1) Other segment items included depreciation and amortization which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items which are excluded from the categories regularly provided to the CODM, which included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2022 to 2023 and pension expense.
Europe - Foreign currency losses, pension expense and energy subsidies.

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$73,528	$30,702	$21,556	$125,786
Capital expenditures	127,358	39,786	6,573	173,717
Segment assets	1,614,239	702,053	303,877	2,620,169

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$3,123,056	$1,181,278	$4,304,334
Intersegment net revenues	214	5,840	6,054
Total segment net revenues	$3,123,270	$1,187,118	$4,310,388

Reconciliation of Revenue
Elimination of intersegment net revenues			(6,054)
Total consolidated net revenues			$4,304,334

Less:
Adjusted cost of sales	$2,520,427	$950,962	$3,471,389
Adjusted selling, general and administrative	308,333	184,168	492,501
Other segment items(1)	(87,893)	(35,307)	(123,200)
Adjusted EBITDA from continuing operations	$382,189	$81,455	$463,644

Total Reportable Segment Adjusted EBITDA			$463,644
Less:
Depreciation and amortization			134,996
Interest expense, net			72,258
Corporate and unallocated costs			83,205
Special items:
Net legal and professional expenses and settlements			28,184
Restructuring and asset-related charges			35,741
M&A related costs			6,575
Net gain on sale of business, property, and equipment			(10,523)
Loss on extinguishment and refinancing of debt			6,487
Share-based compensation expense			17,477
Pension settlement charge			4,349
Non-cash foreign exchange transaction/translation loss			595
Other special items			(4,274)
Income from continuing operations, before tax			$88,574

(1) Other segment items included depreciation and amortization which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items which are excluded from the categories regularly provided to the CODM, which include:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022, ERC from the U.S. government and pension expense.
Europe - Energy subsidies, foreign currency gains and pension expense.

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$79,900	$30,185	$24,911	$134,996
Capital expenditures	72,582	25,630	6,441	104,653
Segment assets	1,694,201	944,963	340,961	2,980,125

	Year Ended December 31, 2022
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$3,259,353	$1,284,455	$4,543,808
Intersegment net revenues	813	341	1,154
Total segment net revenues	$3,260,166	$1,284,796	$4,544,962

Reconciliation of Revenue
Elimination of intersegment net revenues			(1,154)
Total consolidated net revenues			$4,543,808

Less:
Adjusted cost of sales	$2,690,184	$1,060,552	$3,750,736
Adjusted selling, general and administrative	295,513	191,602	487,115
Other segment items(1)	(79,229)	(42,024)	(121,253)
Adjusted EBITDA from continuing operations	$352,885	$74,325	$427,210

Total Reportable Segment Adjusted EBITDA			$427,210
Less:
Depreciation and amortization			113,132
Interest expense, net			82,505
Corporate and unallocated costs			78,363
Special items:
Net legal and professional expenses and settlements			(287)
Goodwill impairment			54,885
Restructuring and asset-related charges			17,622
M&A related costs			9,752
Net gain on sale of business, property, and equipment			(8,036)
Share-based compensation expense			14,577
Non-cash foreign exchange transaction/translation loss			12,437
Other special items			21,996
Income from continuing operations, before tax			$30,264

(1) Other segment items included depreciation and amortization which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items which are excluded from the categories regularly provided to the CODM, which include:
North America - Pension gain, credit for overpayments of utility expenses and facility rental income.
Europe - Pension expense, foreign currency losses and cash received from government pandemic assistance programs in Europe as a result of COVID-19.

	Year Ended December 31, 2022
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$69,427	$31,139	$12,566	$113,132
Capital expenditures	59,023	19,095	6,356	84,474
Segment assets	1,718,379	947,974	333,516	2,999,869

Net revenues by locality are as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net revenues by location of external customer
U.S.	$2,474,170	$2,841,921	$2,978,492
Europe	1,065,250	1,180,075	1,280,364
Canada	217,502	260,897	258,629
South America (including Mexico)	16,763	20,212	22,656
Africa and other	1,907	1,229	3,667
Total	$3,775,592	$4,304,334	$4,543,808
Geographic information regarding property, plant, and equipment which exceed 10% of consolidated property, plant, and equipment is as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
North America:
U.S.	$452,644	$412,195	$422,428
Other	31,070	33,836	29,587
Total North America	483,714	446,031	452,015
Europe	181,088	180,822	170,346
Corporate:
U.S. and other	16,637	17,389	19,643
Total property and equipment, net	$681,439	$644,242	$642,004
Note 15. Income Taxes
Income before taxes, is comprised of the following:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Domestic (loss) income	$(133,002)	$11,217	$63,130
Foreign (loss) income	(37,816)	77,357	(32,866)
Total (loss) income before taxes	$(170,818)	$88,574	$30,264
Our foreign (loss) income is historically driven by our subsidiaries in Canada, Germany, Denmark, and United Kingdom.
Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Federal	$231	$(2,464)	$407
State	732	1,753	1,103
Foreign	32,783	40,452	19,558
Current taxes	33,746	39,741	21,068

Federal	(16,227)	4,220	14,075
State	668	7,757	(4,854)
Foreign	(1,425)	11,621	(12,248)
Deferred taxes	(16,984)	23,598	(3,027)
Total provision for income taxes	$16,762	$63,339	$18,041

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2024		2023		2022
(amounts in thousands)	Amount	%	Amount	%	Amount	%
Statutory rate	$(35,860)	21.0%	$18,601	21.0%	$6,355	21.0%
State income tax, net of federal benefit	(3,093)	1.8%	1,959	2.2%	2,154	7.1%
Foreign source dividends and deemed inclusions	945	(0.6)%	1,906	2.2%	(237)	(0.8)%
Valuation allowance	24,595	(14.4)%	32,666	36.9%	(11,256)	(37.2)%
Nondeductible expenses	5,883	(3.4)%	2,661	3.0%	2,097	6.9%
Goodwill impairment	20,163	(11.8)%	—	—%	12,735	42.1%
Equity based compensation	1,245	(0.7)%	4,086	4.6%	2,486	8.2%
Foreign tax rate differential	(3,770)	2.2%	(488)	(0.6)%	(1,365)	(4.5)%
Tax rate differences and credits	1,078	(0.6)%	3,675	4.1%	3,469	11.5%
Uncertain tax positions	(889)	0.5%	(174)	(0.2)%	2,966	9.8%
Tax effect on sale of business(1)	4,099	(2.4)%	—	—%	—	—%
Prior year provision to return adjustments	1,451	(0.8)%	(571)	(0.6)%	(789)	(2.6)%
Other	915	(0.6)%	(982)	(1.1)%	(574)	(1.9)%
Effective tax rate	$16,762	(9.8)%	$63,339	71.5%	$18,041	59.6%
(1)Tax effect on sale of business during the year ended December 31, 2024, primarily relates to the sale of our business in St. Kitts.
During the year ended December 31, 2024, we recognized an expense of $24.6 million from the increase to valuation allowances on foreign and state NOL and credit carryforwards, $20.2 million of tax expense attributable to nondeductible goodwill impairment, $7.1 million of tax expense attributed to nondeductible expenses, and $4.5 million of tax expense attributed to the expiration of U.S. attributes partially offset by $2.7 million of tax benefit attributable to research and development credits.
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

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows:

(amounts in thousands)	December 31, 2024	December 31, 2023
Net operating loss and tax credit carryforwards	$189,202	157,790
Operating lease liabilities	36,127	24,210
Employee benefits and compensation	20,096	$24,894
Accrued liabilities and other	26,146	46,944
Inventory	5,418	7,255
Allowance for credit losses	3,092	3,789
Investments and marketable securities	283	522
Capitalized research and development expenses	39,329	31,782
Gross deferred tax assets	319,693	297,186
Valuation allowance	(78,136)	(54,786)
Deferred tax assets	241,557	242,400
Depreciation and amortization	(68,188)	(74,328)
Operating lease assets	(33,437)	(22,442)
Investment in subsidiaries	(2,347)	(2,347)
Deferred tax liabilities	(103,972)	(99,117)
Net deferred tax assets	$137,585	$143,283
Balance sheet presentation:
Non-current assets	$143,284	$150,453
Non-current liabilities	(5,699)	(7,170)
Net deferred tax assets	$137,585	$143,283
At December 31, 2024 and 2023 the Company had NOL in various federal, state, and foreign jurisdictions of approximately $1,152.4 million and $1,130.2 million, respectively, which begin to expire in 2025. $252.6 million of such NOL carryforwards do not expire. In addition, the Company had tax credit carryforwards of $44.3 million and $40.3 million at December 31, 2024 and 2023, respectively, which begin to expire in 2025.
Valuation Allowance – The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. We consider historical taxable income, the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To fully utilize the NOLs and tax credits carryforwards, we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.
Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 2024. The amount of the deferred tax asset considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income during the carryforward periods are reduced or exceeded.
Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2024, will be allocated to consolidated statement of operations.
We had a valuation allowance of $78.1 million and $54.8 million as of December 31, 2024 and 2023, respectively. The increase was primarily driven by an increase of $19.2 million and an increase of $5.3 million against our foreign and state net operating loss carryforwards, respectively.
We had a valuation allowance of $54.8 million and $21.0 million as of December 31, 2023 and 2022, respectively. The increase was primarily driven by an increase of $30.0 million and $2.7 million against our foreign and state net operating loss carryforwards, respectively.

The following is the activity in our valuation allowance:

(amounts in thousands)	2024	2023	2022
Balance as of January 1,	$(54,786)	$(21,048)	$(31,825)
Valuation allowances established	(7)	11	(28)
Changes to existing valuation allowances	(24,462)	(32,830)	(31)
Release of valuation allowances	15	1	9,918
Currency translation	1,104	(920)	918
Balance at period end	$(78,136)	$(54,786)	$(21,048)
Earnings of Foreign Subsidiaries – The Company continually evaluates its global cash needs. During 2021, the Company removed its indefinite reinvestment assertion on a majority of unremitted earnings and certain other aspects of outside basis differences in its foreign subsidiaries. Deferred tax expense of $5.0 million was recorded for withholding and income taxes which would be owed if earnings were remitted to the U.S. parent. In 2023, the Company completed its sale of the Australasia business and correspondingly reduced its deferred tax liability related to the Australasia unremitted earnings in 2023. As of December 31, 2024, we have $2.3 million of deferred tax liability remaining on our balance sheet. The Company continued to make an indefinite reinvestment assertion on other aspects of the outside basis difference in foreign subsidiaries that would attract a tax cost in excess of the Company’s cost of capital.
The Company repatriated $71.3 million and $21.8 million from certain foreign jurisdictions for the years ended December 31, 2024 and 2023, respectively. The Company is asserting that its future earnings, in excess of previously taxed earnings, are permanently reinvested as of December 31, 2024. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. No additional deferred tax expense is recorded on prospective earnings. We hold a combined book-over-tax outside basis difference of $187.5 million and $245.1 million as of December 31, 2024 and 2023, respectively, in our investment in foreign subsidiaries on a continuing operations basis and may incur up to $22.1 million of local country income and withholding taxes in case of distribution of unremitted earnings.
Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20% - 22% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The balance of retained earnings of our Estonian subsidiary which, if distributed, would be subject to this tax was $87.3 million and $85.0 million as of December 31, 2024 and 2023, respectively. The balance of retained earnings of our Latvian subsidiary which, if distributed, would be subject to this tax was $32.6 million and $32.8 million as of December 31, 2024 and 2023, respectively.
Tax Payments and Balances – We made tax payments of $48.1 million, $48.8 million and $46.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, primarily for foreign liabilities. We received tax refunds of $2.0 million, $0.7 million and $1.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. Total receivables for tax refunds are recorded in other current assets in the accompanying balance sheets and totaled $15.3 million and $14.2 million at December 31, 2024 and 2023, respectively. Foreign payables for taxes are recorded in accrued income taxes payable in the accompanying balance sheets and totaled $7.4 million and $9.3 million at December 31, 2024 and 2023, respectively. We have $18.9 million of non-current taxes receivable as of December 31, 2024. We do not have any non-current taxes receivable as of December 31, 2023. We do not have any non-current taxes payable as of December 31, 2024 and 2023.
Accounting for Uncertain Tax Positions – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

(amounts in thousands)	2024	2023	2022
Balance as of January 1,	$38,900	$29,300	$26,825
Increase for tax positions taken during the prior period	8,899	14,320	4,565
Decrease for tax positions taken during the prior period	(742)	—	—
Decrease for settlements with taxing authorities	(2,267)	(7,347)	(1,527)
Increase for tax positions taken during the current period	973	1,472	709
Decrease due to statute expiration	(307)	(159)	(75)
Currency translation	(1,673)	1,314	(1,197)
Balance at period end - unrecognized tax benefit	$43,783	$38,900	$29,300

Unrecognized tax benefits were $43.8 million, $38.9 million and $29.3 million at December 31, 2024, 2023 and 2022, respectively. The increase is primarily related to management’s assessment of a potential liability as a result of ongoing tax audit discussions in Europe as well as uncertainty on prior years’ research and development tax credits in the U.S. The unrecognized tax benefit recorded in the current year is partially offset by an increase in deferred tax assets expected to be recovered should these liabilities be assessed. Interest and penalties related to UTPs are reported as a component of tax expense and included in the total UTP balance within deferred credits and other liabilities in the accompanying consolidated balance sheets. There were amounts accrued associated with interest and penalties of $3.7 million, $6.7 million and $9.8 million at December 31, 2024, 2023 and 2022, respectively.
There were benefits of $6.6 million, $12.3 million and $18.1 million included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively, that would affect the effective tax rate if recognized. Such benefits, if recognized, would be subject to a realizability assessment to the extent they increase our tax attributes. We cannot reasonably estimate the conclusion of certain non-U.S. income tax examinations and its outcome at this time.
We operate in numerous U.S., state, and foreign tax jurisdictions and are generally open to examination for tax years 2012 and forward. As of December 31, 2024, the Company has subsidiaries in various state and foreign jurisdictions under audit for tax years 2011 through 2022.
Note 16. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock - Common Stock includes the basis of shares outstanding plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at December 31, 2024 and 2023 with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of December 31, 2024, $175.7 million was remaining under the repurchase program.
During the years ended December 31, 2024, and 2022, we repurchased 1,600,000 and 6,848,356 shares of our Common Stock at an average price of $15.18 and $19.12, respectively. We did not repurchase shares of our Common Stock during the year ended December 31, 2023.
Note 17. Earnings Per Share
The basic and diluted income per share calculations were determined based on the following share data:

	Year Ended December 31,
	2024	2023	2022
Weighted average outstanding shares of Common Stock basic	84,989,963	84,995,515	86,374,499
Restricted stock units, performance share units and options to purchase Common Stock	—	878,520	700,677
Weighted average outstanding shares of Common Stock diluted	84,989,963	85,874,035	87,075,176
For the year ended December 31, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Common Stock options	1,295,477	1,374,312	1,652,320
Restricted stock units	1,033,944	66,882	738,528
Performance share units	120,824	265,465	133,467

Note 18. Stock Compensation
In connection with our IPO, the Board adopted, and our shareholders approved, the Omnibus Equity Plan. Under the Omnibus Equity Plan, equity awards may be made in respect of 9,900,000 shares of our Common Stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).
Share-based compensation expense included in SG&A expenses totaled $15.5 million, $17.5 million and $14.6 million in December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $11.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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
Key assumptions used in the valuation models were as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	56.10% - 60.17%	55.06% - 58.73%	51.33% - 60.06%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$7.47 - $10.87	$7.43 - $7.57	$5.69 - $11.96
Risk free rate	4.04% - 4.34%	3.67% - 3.81%	1.91% - 3.51%
The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2022	2,162,022	$23.31
Granted	534,631	18.18
Exercised	(157,167)	11.89
Forfeited	(822,542)	25.99
Balance as of December 31, 2022	1,716,944	$21.48
Granted	262,809	13.28
Exercised	(66,170)	8.58
Forfeited	(460,764)	22.00
Balance as of December 31, 2023	1,452,819	$20.42
Granted	375,312	18.37
Exercised	(220,602)	13.03
Forfeited	(310,863)	21.00
Balance as of December 31, 2024	1,296,666	$20.94	$—	6.1

Exercisable as of December 31, 2024	860,744	$23.25	$—	4.7

RSUs – RSUs are subject to the continued service of the recipient through the vesting date, which is generally from issuance. RSUs granted vest ratably each year on the anniversary date generally over a three-year period rather than at the end of the three-year period. Once vested, the recipient will receive one share of Common Stock for each RSU. The grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method.
The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2022	1,826,392	$23.37
Granted	1,540,246	20.32
Vested	(768,341)	22.31
Forfeited	(600,785)	23.14
Balance as of December 31, 2022	1,997,512	$21.50
Granted	1,568,729	13.37
Vested	(1,003,799)	22.33
Forfeited	(337,800)	18.42
Balance as of December 31, 2023	2,224,642	$15.86
Granted	1,043,317	18.04
Vested	(808,679)	17.44
Forfeited	(669,184)	16.27
Balance as of December 31, 2024	1,790,096	$16.27
PSUs – PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and Free Cash Flow, each as reported over the applicable three-year performance period and is adjusted based upon a market condition measured by our TSR over the applicable three-year performance period as compared to the TSR of the Russell 3000 index. For PSUs issued in 2021 and thereafter, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three-year performance targets on ROIC and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk free rates of return, and correlation matrix.

The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2022	704,263	$25.39
Granted	158,587	29.24
Vested	(202,673)	22.20
Forfeited	(380,361)	27.79
Balance as of December 31, 2022	279,816	$26.61
Granted	307,273	28.67
Forfeited	(329,293)	26.98
Balance as of December 31, 2023	257,796	$28.59
Granted	433,735	22.27
Vested	(1,567)	30.70
Forfeited	(154,504)	25.59
Balance as of December 31, 2024	535,460	$24.33
Note 19. Restructuring and Asset-Related Charges
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
The following table summarizes the restructuring and asset-related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2024
Restructuring severance and employee-related charges	$14,146	$16,347	$1,350	$31,843
Other restructuring associated costs, net	8,158	5,376	—	13,534
Asset-related charges	20,513	2,006	196	22,715
Other restructuring associated costs and asset-related charges, net	28,671	7,382	196	36,249
Total restructuring and asset-related charges, net	$42,817	$23,729	$1,546	$68,092
Year Ended December 31, 2023
Restructuring severance and employee-related charges	$11,156	$6,074	$796	$18,026
Other restructuring associated costs, net	10,189	(684)	—	9,505
Asset-related charges	7,862	348	—	8,210
Other restructuring associated costs and asset-related charges, net	18,051	(336)	—	17,715
Total restructuring and asset-related charges, net	$29,207	$5,738	$796	$35,741
Year Ended December 31, 2022
Restructuring severance and employee-related charges	$6,842	$3,773	$3,223	$13,838
Other restructuring associated costs, net	—	1,253	156	1,409
Asset-related charges	496	1,016	863	2,375
Other restructuring associated costs and asset-related charges, net	496	2,269	1,019	3,784
Total restructuring and asset-related charges, net	$7,338	$6,042	$4,242	$17,622

The following is a summary of the restructuring accruals recorded and charges incurred:

(amounts in thousands)	2024	2023	2022
Balance as of January 1	$3,375	$5,021	$153
Current period charges, net	45,377	27,531	15,247
Payments	(40,879)	(29,367)	(10,273)
Currency translation	(268)	190	(106)
Balance at period end	$7,605	$3,375	$5,021
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheet.
On April 11, 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of December 31, 2024, the remaining restructuring accrual for these plans is $0.8 million and the remaining cash outlay is expected to be $4.4 million. We expect to substantially complete the facility closures by the first quarter of 2025.
Costs and cash outlays associated with the plans:

North America: Vista, California (Vista Composite Facility) and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended
(amounts in thousands)			December 31, 2024
Restructuring severance and employee-related charges, net(1)	$6,800	$6,825	$6,825
Other restructuring associated costs(1)	7,000	4,511	4,511
Product-related cash charges(2)	6,000	5,985	5,985
Total cash charges	19,800	17,321	17,321
Asset-related charges(1)	12,300	12,261	12,261
Inventory and other product-related non-cash charges(3)	3,700	3,706	3,706
Total non-cash charges	16,000	15,967	15,967
Total costs	$35,800	$33,288	$33,288

Total cash outlays(4)	$26,300	$21,852	$21,852
(1)The charges incurred in the year ended December 31, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
(2)$4.1 million and $1.9 million of the product-related cash charges incurred in the year ended December 31, 2024, were detrimental to net sales and cost of sales, respectively, in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges in the year ended December 31, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
(4)Total cash outlays includes $5.5 million of estimated cash payments related to debt repayment for financed equipment.
During 2023, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. During the year ended December 31, 2024, we announced additional plans, increasing the total estimated costs by approximately $3.3 million to $24.1 million, after identifying additional opportunities to optimize our European operating structure. As of December 31, 2024, the remaining restructuring accrual for these plans is $4.0 million and the remaining cash outlay is expected to be $5.3 million. We expect to substantially complete these initiatives by the end of 2025.

Costs and cash outlays associated with the plans:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended	Costs in the Year Ended
(amounts in thousands)			December 31, 2024	December 31, 2023
Restructuring severance and employee-related charges(1)	$18,200	$17,365	$14,283	$3,082
Other restructuring associated costs(1)	5,300	5,149	4,725	424
Total cash charges	23,500	22,514	19,008	3,506
Asset-related non-cash charges(1)	600	600	573	27
Total costs	$24,100	$23,114	$19,581	$3,533

Total cash outlays	$23,500	$18,200	$16,100	$2,100
(1)The charges incurred in the years ended December 31, 2024 and 2023, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.
In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. As of December 31, 2024, the remaining restructuring accrual for these plans is $1.2 million and the remaining cash outlay is expected to be $8.6 million. We expect to substantially complete the facility closures by the end of 2026.
Costs and cash outlays associated with the plans:

Europe: Sheffield, England and Logstor, Denmark	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended
(amounts in thousands)			December 31, 2024
Restructuring severance and employee-related charges(1)	$5,300	$2,142	$2,142
Other restructuring associated costs(1)	4,900	665	665
Total cash charges	10,200	2,807	2,807
Asset-related non-cash charges(1)	1,700	837	837
Total costs	$11,900	$3,644	$3,644

Total cash outlays	$10,200	$1,600	$1,600
(1)The charges incurred in the year ended December 31, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
In the third quarter of 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of December 31, 2024, the remaining restructuring accrual for these plans is $0.4 million and the remaining cash outlay is expected to be $0.5 million. We are substantially complete with the facility closures by the end of 2024.

Costs and cash outlays associated with the plans:

North America: Tijuana, Mexico and Vista, California (Vista Vinyl Facility)	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended	Costs in the Year Ended
(amounts in thousands)			December 31, 2024	December 31, 2023
Restructuring severance and employee-related charges(1)	$7,800	$7,631	$(182)	$7,813
Other restructuring associated costs(1)	2,700	2,633	2,032	601
Total cash charges	10,500	10,264	1,850	8,414
Asset-related charges(1)	6,600	6,628	2,919	3,709
Inventory and other product-related non-cash charges(2)	1,500	1,466	—	1,466
Total non-cash charges	8,100	8,094	2,919	5,175
Total costs	$18,600	$18,358	$4,769	$13,589

Total cash outlays	$10,400	$9,932	$3,305	$6,627
(1)The charges incurred in the years ended December 31, 2024 and 2023, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.
(2)The inventory and other product-related non-cash charges incurred during 2023 were included in cost of sales in the consolidated statement of operations.
In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. As of December 31, 2024, the remaining restructuring accrual for this plan is $0.1 million and the remaining cash outlay is expected to be $0.4 million. We expect to substantially complete the facility closure by the first quarter of 2025.
Costs and cash outlays associated with the plans:

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended
(amounts in thousands)			December 31, 2024
Restructuring severance and employee-related charges(1)	$1,000	$986	$986
Other restructuring associated costs(1)	500	249	249
Total cash charges	1,500	1,235	1,235
Inventory non-cash charges(2)	2,100	2,112	2,112
Total costs	$3,600	$3,347	$3,347

Total cash outlays	$1,500	$1,112	$1,112
(1)The charges incurred in the year ended December 31, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
(2)The inventory and other product-related non-cash charges in the year ended December 31, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
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
Note 20. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves further described in Note 25 - Commitments and Contingencies. As a result, we are required to divest the Company’s Towanda, PA operations. As of December 31, 2024 and 2023, the assets and liabilities associated with the court-ordered divestiture of Towanda qualify as held for sale. Since the Company will continue manufacturing door skins for its internal needs, the court-ordered divestiture decision did not represent a strategic shift thereby precluding the court-ordered divestiture as qualifying as a discontinued operation.

The Company records net assets held for sale at the lower of the carrying value or fair value less costs to sell. Effective December 13, 2024, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, JWI entered into an Asset Purchase Agreement to sell JWI’s Towanda, Pennsylvania business and related assets for a purchase price of approximately $115 million, subject to certain adjustments and closing conditions.
Effective January 17, 2025, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, and the previously announced Asset Purchase Agreement dated October 11, 2024 and effective December 13, 2024, JWI completed the sale of its Towanda, Pennsylvania business. In connection with the Asset Purchase Agreement, the Company recognized a $31.4 million goodwill impairment charge.
As of December 31, 2024 and 2023, the assets and liabilities classified as held for sale are those of Towanda.
As of December 31, 2024 and 2023, the related assets and liabilities included within the summary below were expected to be disposed of within the next twelve months and are included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	December 31, 2024	December 31, 2023
Assets:
Accounts receivable, net(1)	$9,072	$—
Inventories	16,319	17,337
Other current assets	84	108
Property and equipment, net	64,661	50,672
Intangible assets, net	1,471	1,471
Goodwill	33,644	65,000
Operating lease assets, net	2,411	975
Allowance to reduce assets to estimated fair value, less costs to sell	(750)	—
Assets held for sale	$126,912	$135,563

Liabilities:
Accounts payable(1)	$7,431	$—
Accrued payroll and benefits	1,013	901
Accrued expenses and other current liabilities	5,959	6,126
Operating lease liability	905	37
Liabilities held for sale	$15,308	$7,064
(1)The accounts receivable, net and accounts payable balances of Towanda will be assumed by the Purchaser upon closing per the Asset Purchase Agreement.
Note 21. Interest Expense, Net
Interest expense, net is net of capitalized interest and interest income. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $1.9 million, $1.1 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. In the year ended December 31, 2024, we recognized increased interest income from interest income on temporary invested cash. We recognized interest income of $19.0 million and $5.8 million in the years ended December 31, 2023 and 2022, respectively, primarily from gains on our interest rate swap agreements reclassified to interest income. Refer to Note 23 - Derivative Financial Instruments for more information. Interest expense, net also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts.

Note 22. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash received on investment in real estate	$(7,888)	$—	$—
Income from refund of deposits for China antidumping and countervailing duties(1)	(7,166)	(6,984)	—
JW Australia Transition Services Agreement cost recovery	(6,569)	(8,281)	—
Pension expense (gain)	2,009	6,546	(4,940)
Insurance reimbursement	(1,655)	(2,531)	(6,343)
Recovery of cost from receipts on impaired notes	(1,389)	(3,514)	(13,953)
Governmental assistance(2)	(932)	(1,447)	(1,699)
Foreign currency losses (gains), net	553	(1,614)	(965)
Income from short-term investments and forward contracts related to the JW Australia divestiture	—	(3,109)	—
Legal settlement income	—	—	(10,500)
U.S. Employee Retention Credit(3)	—	(6,073)	—
Pension plan settlement expense(4)	—	4,349	—
Credit for overpayments of utility expenses	—	—	(1,975)
Other items, net	(1,736)	(3,061)	(13,058)
Total other income, net	$(24,773)	$(25,719)	$(53,433)
(1)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.
(2)Governmental assistance for the year ended December 31, 2024, consisted primarily of a grant received by our North America business and energy subsidies received by our European businesses. Governmental assistance for the year ended December 31, 2023, consisted primarily of energy subsidies received by our European businesses. Governmental assistance for the year ended December 31, 2022, consisted primarily of cash received from government pandemic assistance programs in Europe and North America as a result of COVID-19. During the year ended December 31, 2022, we recognized $0.6 million of government pandemic assistance within our Europe segment.
(3)Represents an ERC from the U.S. government during the year ended December 31, 2023. The ERC is a refundable tax credit to partially refund qualified wages paid to employees that were unable to work during the years ended December 31, 2020 and 2021 due to COVID-related government restrictions.
(4)Represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits for more information.
Note 23. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on certain intercompany transactions and intercompany loans and interest that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $148.4 million as of December 31, 2024. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market gains of $0.5 million, losses of $2.7 million and gains of $1.1 million relating to foreign currency derivatives in the years ended December 31, 2024, 2023 and 2022, respectively.
Foreign currency derivatives designated as cash flow hedges – At the end of 2024 we implemented a hedging program to manage the potential changes in value associated with the amounts payable on raw material purchases that are denominated in foreign currencies to minimize the impact of the changes in foreign currencies. We have foreign currency derivative contracts, which qualify as cash flow hedges, with a total notional amount of $163.3 million. We record gains and losses for these contracts in AOCL to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our consolidated statements of operations.

Net unrealized pre-tax gains/losses related to foreign currency derivative contracts, which qualify as cash flow hedges included in other comprehensive income (loss) were a $0.3 million gain for the year ended December 31, 2024. The unrealized amount in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.
As of December 31, 2024, approximately $0.3 million in gains is expected to be reclassified to earnings over the next 12 months.
Net investment hedges – On April 18, 2023, we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 USD to 0.6759 USD to 1.0 AUD to mitigate the impact of the AUD currency fluctuations on our net investment in JELD-WEN Australia Pty. Ltd. We designated the forward contracts as net investment hedges. The contracts matured during the quarter ended September 30, 2023, and the gain, net of forward points, was included in the gain on the sale of JW Australia. The net proceeds are included in the proceeds (payments) related to the sale of JW Australia within our consolidated statements of cash flows. No portion of these contracts were deemed ineffective during the year ended December 31, 2023.
Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. In May 2020, we entered into interest rate swap agreements with notional amounts aggregating to $370.0 million to manage this risk. The interest rate swap agreements matured in December 2023. Initially, the agreements had a weighted average fixed rate of 0.395% swapped against one-month USD LIBOR floored at 0.00%. In June 2023, we amended the agreements to replace LIBOR with a Term SOFR based rate. The amended agreements had a weighted average fixed rate of 0.317% swapped against one-month USD-SOFR CME Term floored at (0.10)%. All other terms and conditions were unchanged. We designated the interest rate swap agreements as cash flow hedges, and they effectively fixed the interest rate on a corresponding portion of the aggregate debt outstanding under our Term Loan Facility.
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and are set to mature in February 2026.
No portion of these interest rate contracts were deemed ineffective during the year ended December 31, 2024. In other comprehensive income (loss), we recorded pre-tax mark-to-market gains of $0.4 million, $1.2 million and $17.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. We reclassified gains of $0.5 million, $17.4 million and $5.0 million previously recorded in other comprehensive income (loss) to interest income during the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, a nominal loss is expected to be reclassified to interest income over the next 12 months.
Other derivative instruments – From time to time, we enter into other types of derivative instruments immaterial to the consolidated financial statements. Unless otherwise disclosed, these instruments are not designated as hedging instruments and mark-to-market adjustments are recorded in the statement of operations each period.
The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$469	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,302	$1,186
Other derivative instruments	Other current assets	$—	$38

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$135	$—
Interest rate contracts	Accrued expenses and other current liabilities	$101	$—
Interest rate contracts	Deferred credits and other liabilities	$36	$—
Other derivative instruments	Accrued expenses and other current liabilities	$185	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,411	$2,975
Other derivative instruments	Accrued expenses and other current liabilities	$73	21
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(1)
Assets:
Cash equivalents	$53,935	$53,935	$53,935	$—	$—	$—
Derivative assets, recorded in other current assets	1,771	1,771	—	1,771	—	—
Deferred compensation plan assets, recorded in other assets	5,074	5,074	—	5,074	—	—
Pension plan assets:
Cash and short-term investments	12,446	12,446	12,446	—	—	—
U.S. Government and agency obligations	37,990	37,990	37,990	—	—	—
Corporate and foreign bonds	126,566	126,566	—	126,566	—	—
Asset-backed securities	26,309	26,309	—	26,309	—	—
Mutual funds	29,502	29,502	—	29,502	—	—
Common and collective funds	29,616	29,616	—	—	—	29,616
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,191,959	$1,145,817	$—	$1,145,817	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,905	2,905	—	2,905	—	—
Derivative liabilities, recorded in deferred credits and other liabilities	36	36	—	36	—	—

	December 31, 2023
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(1)
Assets:
Cash equivalents	$71,139	$71,139	$71,139	$—	$—	$—
Derivative assets, recorded in other current assets	1,224	1,224	—	1,224	—	—
Deferred compensation plan assets, recorded in other assets	2,098	2,098	—	2,098	—	—
Pension plan assets:
Cash and short-term investments	17,317	17,317	17,317	—	—	—
U.S. Government and agency obligations	48,600	48,600	48,600	—	—	—
Corporate and foreign bonds	133,819	133,819	—	133,819	—	—
Asset-backed securities	6,885	6,885	—	6,885	—	—
Equity securities	—	—	—	—	—	—
Mutual funds	34,076	34,076	—	34,076	—	—
Common and collective funds	38,882	38,882	—	—	—	38,882
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,232,780	$1,209,961	$—	$1,209,961	$—	$—
Derivative liabilities, recorded in accrued expenses and other current assets	2,996	2,996	—	2,996	—	—
(1)Certain pension assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These include investments in large cap equity and commingled real estate funds, which are valued using the NAV provided by the administrator of the funds. Redemption of these funds is not subject to restriction.
Derivative assets and liabilities reported in level 2 primarily include: (1) as of December 31, 2024, foreign currency derivative contracts and interest rate collar agreements; (2) as of December 31, 2023, foreign currency derivative contracts. Refer to Note 23 - Derivative Financial Instruments for more information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of December 31, 2024 or December 31, 2023.
Note 25. Commitments and Contingencies
Litigation – We are involved in various legal proceedings, claims, and government audits arising in the ordinary course of business. We record our best estimate of a loss when the loss is considered probable, and the amount of such loss can be reasonably estimated. When a loss is probable and there is a range of estimated loss with no best estimate within the range, we record the minimum estimated liability related to the lawsuit or claim. As additional information becomes available, we reassess the potential liability and revise our accruals, if necessary. Because of uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ materially from our estimates.
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of December 31, 2024 that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
During the course of the proceedings in the Eastern District of Virginia, we discovered certain facts that led us to conclude that Steves, its principals, and certain former employees of the Company had misappropriated Company trade secrets, violated the terms of various agreements between the Company and those parties, and violated other laws. On May 11, 2018, a jury in the Eastern District of Virginia returned a verdict on our trade secrets claims against Steves and awarded damages in the amount of $1.2 million. The presiding judge entered a judgment in our favor for those damages, and the entire amount has been paid by Steves. On August 16, 2019, the presiding judge granted Steves’ request for an injunction, prohibiting us from pursuing certain claims against individual defendants pending in Bexar County, Texas (the “Steves Texas Trade Secret Theft Action”). On September 11, 2019, JWI filed a notice of appeal of the Eastern District of Virginia’s injunction to the Fourth Circuit Court of Appeals (the “Fourth Circuit”).
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
JWI filed a supersedeas bond and notice of appeal of the judgment, which was heard by the Fourth Circuit on May 29, 2020. On February 18, 2021, the Fourth Circuit issued its decision on appeal in the Original Action, affirming the Amended Final Judgment Order in part and vacating and remanding in part. The Fourth Circuit vacated the Eastern District of Virginia’s alternative $139.4 million lost-profits award, holding that award was premature because Steves has not suffered the purported injury on which its claim for future lost profits rests. The Fourth Circuit also vacated the Eastern District of Virginia’s judgment for Sam Steves, Edward Steves, and John Pierce on JWI’s trade secrets claims. The Fourth Circuit affirmed the Eastern District of Virginia’s finding of antitrust injury and its award of $36.5 million in past antitrust damages. It also affirmed the Eastern District of Virginia’s divestiture order, while clarifying that JWI retains the right to challenge the terms of any divestiture, including whether a sale to any particular buyer will serve the public interest, and made clear that the Eastern District of Virginia may need to revisit its divestiture order if the special master who has been appointed by the presiding judge cannot locate a satisfactory buyer. JWI then filed a motion for rehearing en banc with the Fourth Circuit that was denied on March 22, 2021.
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) in light of changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025.
During the pendency of the Original Action, on February 14, 2020, Steves filed a complaint and motion for preliminary injunction in the Eastern District of Virginia alleging that we breached the long-term supply agreement between the parties, including, among other claims, by incorrectly calculating the allocation of door skins owed to Steves (the “Allocation Action”). Steves sought an additional allotment of door skins and damages for violation of antitrust laws, tortious interference, and breach of contract. On April 10, 2020, the presiding judge granted Steves’ motion for preliminary injunction, and the parties settled the issues underlying the preliminary injunction on April 30, 2020, and the Company reserved the right to appeal the ruling in the Fourth Circuit. The Company believed all the claims lacked merit and moved to dismiss the antitrust and tortious interference claims.

On June 2, 2020, we entered into a settlement agreement with Steves to resolve the Pricing Action, the Future Pricing Action, and the Allocation Action. As a result of the settlement, Steves filed a notice of satisfaction of judgment in the Pricing Action, withdrew its Future Pricing Action with prejudice, and filed a stipulated dismissal with prejudice in the Allocation Action. The Company also withdrew its appeal of the Pricing Action. The parties agreed to bear their own respective attorneys’ fees and costs in these actions. In partial consideration of the settlement, JWI and Steves entered into an amended supply agreement satisfactory to both parties that, by its terms, ended on September 10, 2021. This settlement had no effect on the Original Action between the parties except to agree that certain specific terms of the Amended Final Judgment Order in the Original Action would apply to the amended supply agreement during the pendency of the appeal of the Original Action. On April 2, 2021, JWI and Steves filed a stipulation regarding the amended supply agreement in the Original Action, stating that regardless of whether the case remains on appeal as of September 10, 2021, and absent further order of the court, the amended supply agreement would be extended until the divestiture of Towanda is complete and Steves’ new supply agreement with the company that acquires Towanda is in effect.
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

Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (“the Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. On July 14, 2023, the Company entered into an agreement in principle with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. A formal settlement agreement was executed as of March 27, 2024, and remains subject to court approval. The Company continues to believe the plaintiffs’ claims lack merit and denies any liability or wrongdoing for the claims made against the Company.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. Refer to Note 10 - Accrued Expenses and Other Current Liabilities for more information. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2024 and 2023, our accrued liability for self-insured risks was $83.3 million and $89.2 million, respectively.
Indemnifications – At December 31, 2024, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $70.3 million and $68.7 million at December 31, 2024 and 2023, respectively.

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.1 million and $0.5 million at December 31, 2024 and 2023, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million and $11.5 million at December 31, 2024 and 2023, respectively.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of the responsibility between the identified PLPs, both of which could vary materially from our estimates.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of each of December 31, 2024 and December 31, 2023, there was $1.4 million in bonds posted in connection with these obligations. Failure to remove the pile by August 31, 2025, would have resulted in forfeiture of the bonds and penalties by PaDEP. During December 2024, we removed the wood fiber waste pile from the site and our removal obligations under the COA closed.
Purchase Obligations - As of December 31, 2024, we have purchase obligations of $73.2 million due in 2025 and $42.2 million due in 2026 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
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

The components of net periodic benefit cost are summarized as follows:

Components of pension benefit expense - U.S. benefit plan	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Service cost	$2,700	$7,400	$3,470
Interest cost	13,556	16,602	10,556
Expected return on plan assets	(15,377)	(18,860)	(21,424)
Amortization of net actuarial pension loss	—	480	1,798
Settlement loss	—	4,349	—
Pension benefit expense (income)	$879	$9,971	$(5,600)

Discount rate used to determine benefit costs	5.05%	5.39%	2.88%
Expected long-term rate of return on assets	5.72%	6.20%	5.25%
Compensation increase rate	N/A	N/A	N/A
In October 2019, the Society of Actuaries released the PRI-2012 Mortality Tables (update to RP-2014 mortality tables), which were adopted in 2019 and represent our best estimate of future experience for the base mortality table. The Society of Actuaries has released annual updates to the mortality improvement projection scale that was first released in 2014, with the most recent annual update being Scale MP-2020. We adopted the use of Scale MP-2020 as of December 31, 2020, as it represents our best estimate of future mortality improvement projection experience as of the measurement dates.
We developed the discount rate based on the plan’s expected benefit payments using the WTW RATE: Link 10:90 Yield Curve. Based on this analysis, we selected a 5.57% discount rate for our projected benefit obligation.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment managers. The target asset allocation is determined by reference to the plan’s funded status percentage. The target allocation of plan assets was 76.0% fixed income securities, 17.7% equity securities and 6.3% other investments, as of December 31, 2024 and 2023. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors.

Change in fair value of plan assets - U.S. benefit plan
(amounts in thousands)	December 31, 2024	December 31, 2023
Balance as of January 1,	$279,579	$314,477
Actual return on plan assets	6,474	36,191
Benefits paid	(21,472)	(20,041)
Administrative expenses paid	(2,152)	(4,381)
Plan settlements	—	(46,667)
Balance at period end	$262,429	$279,579

The plan’s projected benefit obligation is determined by using weighted-average assumptions, as summarized below:

Change in projected benefit obligation - U.S. benefit plan
(amounts in thousands)	December 31, 2024	December 31, 2023
Balance as of January 1,	$283,896	$325,479
Service cost	2,700	7,400
Interest cost	13,556	16,602
Actuarial (gain) loss	(15,039)	8,296
Benefits paid	(21,472)	(20,041)
Administrative expenses paid	(2,151)	(4,381)
Plan settlements	—	(49,459)
Balance at period end	$261,490	$283,896
Discount rate	5.57%	5.05%
Compensation increase rate	N/A	N/A
As of December 31, 2024, the plan’s estimated benefit payments for the next ten years are as follows (amounts in thousands):

2025	$18,632
2026	20,052
2027	20,169
2028	20,226
2029	20,232
2030-2034	98,712
The Company made no cash contributions to the plan for the years ended December 31, 2024 and 2023. During fiscal year 2025, no cash contributions are required to be made to the plan.
The plan’s accumulated benefit obligation of $261.5 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases.
The plan’s funded status is as follows:

Long-term (overfunded) unfunded pension liability - U.S. benefit plan
(amounts in thousands)	December 31, 2024	December 31, 2023
Projected benefit obligation at end of period	$261,490	$283,896
Fair value of plan assets at end of period	(262,429)	(279,579)
(Overfunded) unfunded pension (asset) liability(1)	$(939)	$4,317
(1)The overfunded pension liability as of December 31, 2024, is recorded in long-term other assets in the accompanying consolidated balance sheet.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) are as follows:

Accumulated other comprehensive loss - U.S. benefit plan	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net actuarial pension loss at beginning of period	$26,458	$43,113	$52,832
Amortization of net actuarial loss	—	(480)	(1,798)
Net gain occurring during year	(6,135)	(11,826)	(7,921)
Settlement recognition of net actuarial loss	—	(4,349)	—
Net actuarial pension loss at end of period	$20,323	$26,458	$43,113
Tax expense	13,773	11,113	8,059
Net actuarial pension loss at end of period, net of tax	$34,096	$37,571	$51,172

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

Components of pension benefit expense - Non-U.S. benefit plans	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Service cost	$1,222	$1,275	$1,842
Interest cost	864	879	349
Amortization of net actuarial pension loss	267	45	311
Pension benefit expense	$2,353	$2,199	$2,502

Discount rate	2.6% - 3.4%	3.1% - 3.8%	3.3% - 3.7%
Compensation increase rate	0.0% - 3.0%	0.0% - 3.5%	0.0% - 3.5%
The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions as summarized below:

Change in projected benefit obligation - Non-U.S. benefit plans
(amounts in thousands)	December 31, 2024	December 31, 2023
Balance as of January 1,	$27,000	$24,491
Service cost	1,222	1,275
Interest cost	864	879
Actuarial gain	1,107	1,162
Benefits paid	(1,990)	(1,892)
Cumulative translation adjustment	(2,050)	1,085
Balance at period end	$26,153	$27,000

Discount rate	2.6% - 3.4%	3.1% - 3.8%
Compensation increase rate	0.0% - 3.0%	0.0% - 3.5%
As of December 31, 2024, the estimated benefit payments for the non-U.S. plans over the next ten years are as follows:

(amounts in thousands)	Total
2025	$1,441
2026	1,383
2027	1,572
2028	1,572
2029	1,725
2030-2034	8,779
The accumulated benefit obligations of $23.1 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.4 million to the non-U.S. plans in 2025.
The funded status of these plans are as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	December 31, 2024	December 31, 2023
Long-term unfunded pension liability	$21,615	$22,185
Current portion	4,538	4,815
Total unfunded pension liability	$26,153	$27,000

The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) are as follows:

(amounts in thousands)	Year Ended December 31,
Accumulated other comprehensive loss - Non-U.S. benefit plans	2024	2023	2022
Net actuarial pension loss at beginning of period	$2,017	$2,273	$9,913
Amortization of net actuarial loss	(267)	(45)	(532)
Net loss (gain) occurring during year	1,107	1,163	(6,457)
Effect of curtailment	—	—	(167)
Divestiture of JW Australia benefit plans	—	(1,442)	—
Cumulative translation adjustment	(106)	68	(484)
Net actuarial pension loss at end of period	$2,751	$2,017	$2,273
Tax benefit	(598)	(399)	(632)
Net actuarial pension loss at end of period, net of tax	$2,153	$1,618	$1,641
Defined Contribution Benefit Plans – We have defined contribution benefit plans covering certain U.S. and non-U.S. subsidiary employees, subject to eligibility requirements established in accordance with local statutory requirements. The total cost of these plans was $36.6 million, $36.4 million and $39.0 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Note 27. Supplemental Cash Flow Information

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash Operating Activities:
Operating leases	$45,991	$50,995	$58,575
Interest payments on financing lease obligations	537	331	161
Cash paid for amounts included in the measurement of lease liabilities	$46,528	$51,326	$58,736

Cash Investing Activities:
Purchases of securities for deferred compensation plan	$(3,381)	$(1,206)	$(834)
Sale of securities for deferred compensation plan	—	66	106
Change in securities for deferred compensation plan	$(3,381)	$(1,140)	$(728)

Issuances of notes receivable	$(54)	$(58)	$(55)
Cash received on notes receivable	100	319	149
Change in notes receivable	$46	$261	$94

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$14,300	$10,025	$4,987
Property, equipment, and intangibles purchased with debt	9,707	14,045	9,779
Customer accounts receivable converted to notes receivable	504	293	49

Cash Financing Activities:
Proceeds from issuance of new debt	$350,000	$—	$—
Borrowings on long-term debt	1,225	127,336	779,977
Payments of long-term debt	(400,633)	(684,766)	(767,248)
Payments of debt issuance and extinguishment costs, including underwriting fees	(5,770)	(3,908)	—
Change in long-term debt and payments of debt extinguishment costs	$(55,178)	$(561,338)	$12,729

Cash paid for amounts included in the measurement of finance lease liabilities	$2,468	$1,880	$1,792

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$—	$16,628	$16,486
Accounts payable converted to installment notes	5	176	1,279

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$45,996	$48,092	$44,723
Cash interest paid	72,497	74,735	80,613