Form 10-Q
period 2025-03-29
JELD-WEN Holding, Inc.
filed 2025-05-08
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,298,995 shares of Common Stock, par value $0.01 per share, outstanding as of May 2, 2025.

JELD-WEN HOLDING, Inc.
– Table of Contents –

Glossary of Terms
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as Adjusted EBITDA as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items.

AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CDOR	Canadian Dealer Offered Rate
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, who is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
CORRA	Canadian Overnight Repo Rate Average
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
Domoferm	The Domoferm Group of companies
Dooria	Dooria AS
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	Our Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation

Karona	Karona, Inc.
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions
Mattiovi	Mattiovi Oy
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMI Door	JWI d/b/a Milliken Millwork, Inc.
NOL	Net operating loss
OECD	Organization for Economic Cooperation and Development
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Pillar Two	The Pillar Two Global Anti-Base Erosion rules
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.88% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s Towanda, PA business and related assets
U.S.	United States of America
UTP	Uncertain Tax Position
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, True BLU®, ABSTM, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPITM, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, MattioviTM, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1 – Business are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A – Risk Factors in our Form 10-K and Item 1A – Risk Factors and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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

Item 1 - Financial Statements
JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 29, 2025	March 30, 2024
Net revenues	$776,006	$959,126
Cost of sales	663,923	786,546
Gross margin	112,083	172,580
Operating expenses
Selling, general and administrative	144,767	182,804
Goodwill impairment (Note 6)	137,721	—
Restructuring and asset-related charges (Note 16)	14,546	18,059
Operating loss	(184,951)	(28,283)
Interest expense, net	14,918	15,692
Loss on extinguishment and refinancing of debt (Note 10)	237	1,449
Other income, net (Note 18)	(10,586)	(14,263)
Loss before taxes	(189,520)	(31,161)
Income tax expense (benefit) (Note 11)	618	(3,431)
Net loss	$(190,138)	$(27,730)

Weighted average common shares outstanding (Note 14):
Basic	84,917,294	85,520,145
Diluted	84,917,294	85,520,145
Net loss per share
Basic	$(2.24)	$(0.32)
Diluted	$(2.24)	$(0.32)
Net income per share may not sum due to rounding.
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Net loss	$(190,138)	$(27,730)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0 and $1,147, respectively.	20,813	(18,298)
Foreign currency hedge adjustments, net of tax benefit of $(597) and $0, respectively.	(1,300)	—
Interest rate hedge adjustments, net of tax (benefit) expense of $(12) and $85, respectively.	(35)	252
Commodity hedge adjustments, net of tax expense of $51 and $0, respectively.	149	—
Defined benefit pension plans, net of tax (benefit) expense of $(9) and $2, respectively.	(19)	6
Total other comprehensive income (loss), net of tax	19,608	(18,040)
Comprehensive loss	$(170,530)	$(45,770)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	March 29, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$132,469	$150,337
Restricted cash	703	710
Accounts receivable, net (Note 3)	453,602	388,415
Inventories (Note 4)	444,425	460,107
Other current assets	77,379	73,413
Assets held for sale (Note 17)	—	126,912
Total current assets	1,108,578	1,199,894
Property and equipment, net (Note 5)	699,752	681,439
Deferred tax assets	147,379	143,284
Goodwill (Note 6)	185,165	315,167
Intangible assets, net (Note 7)	100,554	101,987
Operating lease assets, net	120,766	126,256
Other assets	56,721	52,142
Total assets	$2,418,915	$2,620,169
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$269,178	$264,947
Accrued payroll and benefits	82,622	89,600
Accrued expenses and other current liabilities (Note 8)	216,489	224,209
Current maturities of long-term debt (Note 10)	25,088	30,927
Liabilities held for sale (Note 17)	—	15,308
Total current liabilities	593,377	624,991
Long-term debt (Note 10)	1,157,121	1,152,449
Unfunded pension liability	23,857	21,615
Operating lease liability	99,249	105,499
Deferred credits and other liabilities	87,513	89,854
Deferred tax liabilities	5,659	5,699
Total liabilities	1,966,776	2,000,107
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,217,425 and 84,653,408 shares issued and outstanding, respectively	851	846
Additional paid-in capital	771,666	769,064
Accumulated deficit	(210,491)	(20,353)
Accumulated other comprehensive loss	(109,887)	(129,495)
Total shareholders’ equity	452,139	620,062
Total liabilities and shareholders’ equity	$2,418,915	$2,620,169
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	March 29, 2025		March 30, 2024
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,653,408	$846	85,309,220	$853
Shares issued for exercise/vesting of share-based compensation awards	619,074	6	613,331	7
Shares surrendered for tax obligations for employee share-based transactions	(55,057)	(1)	(21,008)	(1)
Balance at period end	85,217,425	$851	85,901,543	$859
Additional paid-in capital
Balance at beginning of period		$769,737		$752,844
Shares issued for exercise/vesting of share-based compensation awards		(4)		2,012
Shares surrendered for tax obligations for employee share-based transactions		(622)		(402)
Amortization of share-based compensation		3,228		5,059
Balance at period end		772,339		759,513
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$771,666		$758,840
(Accumulated deficit) retained earnings
Balance at beginning of period		$(20,353)		$192,931
Net loss		(190,138)		(27,730)
Balance at period end		$(210,491)		$165,201
Accumulated other comprehensive loss
Balance at beginning of period		$(129,495)		$(95,310)
Foreign currency adjustments		20,813		(18,298)
Unrealized loss on foreign currency hedges		(1,300)		—
Unrealized (loss) gain on interest rate hedges		(35)		252
Unrealized gain on commodity hedges		149		—
Net actuarial pension (loss) gain		(19)		6
Balance at period end		$(109,887)		$(113,350)

Total shareholders’ equity at period end		$452,139		$811,550
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net loss	$(190,138)	$(27,730)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27,295	41,429
Deferred income taxes	(3,123)	(7,395)
Net gain on sale of business, property and equipment	(599)	(2,865)
Goodwill impairment	137,721	—
Adjustment to carrying value of assets	2,279	2,919
Amortization of deferred financing costs	535	434
Loss on extinguishment and refinancing of debt	237	787
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	—	4,290
Share-based compensation expense	3,228	5,059
Recovery of cost from receipts on impaired notes	—	(1,389)
Other items, net	(1,034)	(2,465)
Net change in operating assets and liabilities:
Accounts receivable	(58,130)	(17,599)
Inventories	21,295	(13,776)
Other assets	(3,151)	(9,514)
Accounts payable and accrued expenses	(14,969)	22,910
Change in short-term and long-term tax liabilities	(4,940)	(6,093)
Net cash used in operating activities	(83,494)	(10,998)
INVESTING ACTIVITIES
Purchases of property and equipment	(36,763)	(31,210)
Proceeds from sale of property and equipment	162	3,266
Purchase of intangible assets	(5,191)	(3,502)
Proceeds related to the court-ordered divestiture of Towanda	112,105	—
Recovery of cost from receipts on impaired notes	—	1,389
Cash received for notes receivable	7	—
Cash received from insurance proceeds	—	1,655
Purchase of securities for deferred compensation plan	(273)	(2,112)
Net cash provided by (used in) investing activities	70,047	(30,514)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(6,064)	(7,710)
Common stock issued for exercise of options	2	2,019
Payments to tax authorities for employee share-based compensation	—	(403)
Payments related to the sale of JW Australia	(540)	(714)
Net cash used in financing activities	(6,602)	(6,808)
Effect of foreign currency exchange rates on cash	2,174	(5,617)
Net decrease in cash and cash equivalents	(17,875)	(53,937)
Cash, cash equivalents and restricted cash, beginning	151,047	289,147
Cash, cash equivalents and restricted cash, ending	$133,172	$235,210
Refer to Note 22 - Supplemental Cash Flow for more information.
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of March 29, 2025, and for the three months ended March 29, 2025 and March 30, 2024, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 29, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a receivable for an ERC from the U.S. government of $6.1 million in other income, net in the fourth quarter of 2023. The balance is included in other current assets in the accompanying consolidated balance sheets as of March 29, 2025 and December 31, 2024, respectively.

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
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU 2025-01, Expense Disaggregation Disclosures: Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on the Company’s disclosures.
We have considered the applicability and impact of all ASUs. We have assessed the ASUs not listed above and determined that they were either not applicable or were not expected to have a material impact on our financial statements.
Note 2. Divestiture
Divestiture of Towanda
On January 17, 2025, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, and the previously announced Asset Purchase Agreement dated October 11, 2024 and effective December 13, 2024, JWI completed the sale of its Towanda, PA operations to WG Towanda LLC, a wholly owned subsidiary of Woodgrain Inc. Towanda was previously included within the North America segment.
Since the Company will continue manufacturing door skins for its internal needs, the court-ordered divestiture decision did not represent a strategic shift thereby precluding the court-ordered divestiture as qualifying as a discontinued operation.
The selling price of Towanda was $115.0 million, subject to certain adjustments and closing conditions, paid in cash during the first quarter of 2025. In connection with the Asset Purchase Agreement, the Company recognized a $31.4 million goodwill impairment charge during the fourth quarter of 2024. We recorded a $0.7 million pre-tax gain on the sale of Towanda, within SG&A in our consolidated statements of operations for the quarter ended March 29, 2025. The gain is driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, which included property and equipment, net of $65.4 million, inventory of $16.7 million, trade receivables of $8.8 million, operating lease assets of $2.2 million, intangible assets, net of $1.5 million and goodwill of $33.6 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accounts payable of $9.2 million and other liabilities which were individually immaterial. We recorded $8.5 million in tax expense related to the gain from the sale within income tax expense in our consolidated statements of operations for the quarter ended March 29, 2025.
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
At March 29, 2025 and December 31, 2024, we had an allowance for credit losses of $10.0 million and $9.6 million, respectively.

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	March 29, 2025	December 31, 2024
Raw materials	$359,888	$380,277
Work in process	20,977	19,763
Finished goods	86,847	82,615
Inventory valuation reserves	(23,287)	(22,548)
Total inventories	$444,425	$460,107
Note 5. Property and Equipment, Net

(amounts in thousands)	March 29, 2025	December 31, 2024
Property and equipment	$2,033,822	$1,991,145
Accumulated depreciation	(1,334,070)	(1,309,706)
Total property and equipment, net	$699,752	$681,439
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $7.8 million as of March 29, 2025 compared to December 31, 2024.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Cost of sales	$19,172	$19,998
Selling, general and administrative	1,178	1,121
Total depreciation expense	$20,350	$21,119
Note 6. Goodwill
Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment exist. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples, macroeconomic conditions and individual reporting unit financial performance to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an interim impairment test.
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

As previously disclosed, following our 2024 annual impairment test for our North America reporting unit, we concluded that, while no impairment existed as of the test date, the fair value of our reporting unit exceeded its carrying value by less than 10%. During the first quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test for its North America reporting unit as of March 29, 2025. This was due to factors that increased short term sales and EBITDA volatility, reflecting anticipated economic headwinds, deterioration of market demand versus previous expectations, and uncertainty around how potential increases in inflationary pressures on imports will impact customer demand. These factors include a decrease in the US GDP growth consensus estimate for 2025 by approximately 40 basis points from the end of 2024. Further, the National Association of Homebuilders reported that single-family starts are projected to grow 70 basis points less than previously estimated, and multifamily starts are expected to decline 6.0% in 2025, down from a 3.5% decline cited in previous reports. Additionally, during the quarter, we saw a continued decline in the market price of our common stock, resulting in a decrease in our market capitalization. The impairment test indicated a non-cash goodwill impairment charge related to the North America reporting unit of $137.7 million, which the Company recorded in the consolidated statements of operations during the three months ended March 29, 2025. Following this impairment charge to our North America reporting unit, the fair values of both of our reporting units approximate their carrying value.
A significant or prolonged deterioration in economic conditions, a further decline in projected future cash flows, or increases in the discount rates, could impact the Company’s assumptions and require a reassessment of goodwill for possible impairment in future periods. Future declines in estimated after tax cash flows, increases in the discount rates or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2024	$181,025	$250,636	$431,661
Currency translation	23	11,977	12,000
Gross carrying amount at March 29, 2025	$181,048	$262,613	$443,661

Accumulated impairment losses at December 31, 2024	$—	$(116,494)	$(116,494)
Impairment	(137,721)	—	(137,721)
Currency translation	—	(4,281)	(4,281)
Accumulated impairment losses at March 29, 2025	$(137,721)	$(120,775)	$(258,496)

Balance, net of impairment at March 29, 2025	$43,327	$141,838	$185,165
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 29, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$122,215	$(94,660)	$27,555
Software	78,835	(32,616)	46,219
Trademarks and trade names	31,843	(12,734)	19,109
Patents, licenses and rights	13,524	(5,853)	7,671
Total amortizable intangibles	$246,417	$(145,863)	$100,554

	December 31, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$119,674	$(90,073)	$29,601
Software	76,048	(30,021)	46,027
Trademarks and trade names	31,384	(12,113)	19,271
Patents, licenses and rights	12,627	(5,539)	7,088
Total amortizable intangibles	$239,733	$(137,746)	$101,987
We recorded accelerated amortization of $14.1 million during the three months ended March 30, 2024, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A expense in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $0.6 million as of March 29, 2025 compared to December 31, 2024.
Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Amortization expense	$5,493	$18,916
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	March 29, 2025	December 31, 2024
Accrued sales and advertising rebates	$55,897	$74,043
Current portion of operating lease liability	32,922	32,738
Non-income related taxes	23,693	19,952
Current portion of warranty liability (Note 9)	18,759	18,394
Accrued freight	16,351	15,174
Current portion of accrued claim costs relating to self-insurance programs	14,540	15,254
Current portion of restructuring accrual (Note 16)	11,573	7,605
Accrued expenses	10,108	10,783
Accrued interest payable	9,806	9,846
Current portion of derivative liability (Note 19)	9,138	2,905
Legal claims provision (Note 21)	5,059	4,678
Deferred revenue and customer deposits	4,463	5,404
Accrued income taxes payable	4,180	7,433
Total accrued expenses and other current liabilities	$216,489	$224,209
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	March 29, 2025	March 30, 2024
Balance as of January 1	$47,289	$53,247
Current period charges	2,943	6,027
Experience adjustments	—	394
Payments	(5,820)	(6,760)
Currency translation	295	(330)
Balance at period end	$44,707	$52,578
Current portion	(18,759)	(22,201)
Long-term portion	$25,948	$30,377
The most significant component of our warranty liability was in the North America segment. As of March 29, 2025, the warranty liability in the North America segment totaled $38.4 million, after discounting future estimated cash flows at rates between 4.30% and 4.57%. Without discounting, the liability would have increased by approximately $3.3 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discounts and unamortized debt issuance costs, consisted of the following:

	March 29, 2025	March 29, 2025	December 31, 2024
(amounts in thousands)	Interest Rate
Senior Notes	4.88% - 7.00%	$750,000	$750,000
Term Loan Facility	6.44%(1)	380,888	380,888
Finance leases and other financing arrangements	1.00% - 8.28%(1)	59,445	61,071
Total Debt		$1,190,333	$1,191,959
Unamortized debt issuance costs and original issue discounts		(8,124)	(8,583)
Current maturities of long-term debt		(25,088)	(30,927)
Long-term debt		$1,157,121	$1,152,449
(1)Term Loan Facility and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of March 29, 2025, are as follows:
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

Term Loan Facility
U.S. Facility - Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans originally bore interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modified certain other terms and provisions of the Term Loan Facility and added language to address the replacement of LIBOR with a SOFR basis upon June 30, 2023, cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees.
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
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in February 2026. Refer to Note 19 - Derivative Financial Instruments for more information on our derivative assets and liabilities.
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of March 29, 2025, the outstanding principal balance, net of original issue discount, was $380.5 million.
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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the Credit Agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the three months ended March 29, 2025, consisting of unamortized issuance costs.
As of March 29, 2025, we had no outstanding borrowings under the ABL Facility, $2.8 million in letters of credit and $366.9 million available under the ABL Facility.
Mortgage Notes
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK 142.5 million ($20.7 million).
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of March 29, 2025, we had $59.4 million outstanding in this category, with maturities ranging from 2025 to 2031.
As of March 29, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.

Note 11. Income Taxes
The effective income tax rate was (0.3)% and 11.0% for the three months ended March 29, 2025 and March 30, 2024, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $0.6 million and an income tax benefit of $3.4 million in the three months ended March 29, 2025 and March 30, 2024, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for the three months ended March 29, 2025, was $14.4 million, compared to a tax expense of $2.6 million for the three months ended March 30, 2024. The discrete tax expense amounts for the three months ended March 29, 2025 comprised primarily of $14.2 million attributable to the valuation allowance on state tax attributes, $9.8 million tax benefit due to goodwill impairment, $8.5 million of tax expense related to the court-ordered divestiture of Towanda and $1.1 million of tax expense attributable to share-based compensation. The discrete tax expense amounts for the three months ended March 30, 2024 comprised primarily of a net $2.0 million of tax expense due to changes in UTPs and a $0.4 million increase to the valuation allowance.
A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends, and our outlook for future periods including consideration of certain strategic actions and tax planning opportunities we expect to consummate within the year.
Under ASC 740-10, we provide for UTPs and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 29, 2025 and December 31, 2024, we had a liability for unrecognized tax benefits without regard to accrued interest of $45.3 million and $43.7 million, respectively.
The U.S. Congress, the OECD, the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for Pillar Two, which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. We regularly monitor developments in our jurisdictions and consider the impact of the tax-related proposals as they arise. We have included the estimated impacts of Pillar Two rules in our estimated annual effective tax rate.
As of March 29, 2025, the Company maintained a partial indefinite reinvestment assertion on its post-2017 undistributed foreign earnings.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management, inclusive of the CODM, reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA to measure operational performance by comparing historical, actual and forecasted amounts on a regular basis, and to allocate resources in the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in our annual incentive compensation.
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

Europe – Within our Europe segment, the Company manufactures and supplies to retailers, merchants, housebuilders and construction companies’ interior doors, doorsets and door kits, in wood and steel, with both standard and high-performance features.
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

The following tables set forth certain information relating to our segments’ operations:

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$530,561	$245,445	$776,006
Intersegment net revenues	33	489	522
Total segment net revenues	$530,594	$245,934	$776,528

Reconciliation of Revenue
Elimination of intersegment net revenues			(522)
Total consolidated net revenues			$776,006

Less:
Adjusted cost of sales	$465,648	$197,854	$663,502
Adjusted selling, general and administrative	69,499	44,261	113,760
Other segment items(1)	(20,110)	(7,327)	(27,437)
Adjusted EBITDA	$15,524	$10,657	$26,181

Total Reportable Segment Adjusted EBITDA			$26,181
Less:
Depreciation and amortization			27,295
Interest expense, net			14,918
Corporate and unallocated costs			4,312
Special items:
Net legal and professional expenses and settlements			11,882
Goodwill impairment			137,721
Restructuring and asset-related charges			14,546
M&A related costs			(613)
Net gain on sale of business, property and equipment			(653)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			3,228
Other special items			2,828
Loss, before tax			$(189,520)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2022 to 2023.
Europe - Pension expense and foreign currency gains.

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,325	$7,565	$2,405	$27,295
Capital expenditures	27,736	10,290	3,928	41,954
Segment assets	1,349,336	774,988	294,591	2,418,915

	Three Months Ended March 30, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$679,994	$279,132	$959,126
Intersegment net revenues	8	666	674
Total segment net revenues	$680,002	$279,798	$959,800

Reconciliation of Revenue
Elimination of intersegment net revenues			(674)
Total consolidated net revenues			$959,126

Less:
Adjusted cost of sales	$562,164	$223,053	$785,217
Adjusted selling, general and administrative	77,706	48,746	126,452
Other segment items(1)	(21,074)	(7,170)	(28,244)
Adjusted EBITDA	$61,198	$14,503	$75,701

Total Reportable Segment Adjusted EBITDA			$75,701
Less:
Depreciation and amortization			41,429
Interest expense, net			15,692
Corporate and unallocated costs			6,993
Special items:
Net legal and professional expenses and settlements			17,190
Restructuring and asset-related charges			18,059
M&A related costs			1,125
Net gain on sale of business, property and equipment			(2,865)
Loss on extinguishment and refinancing of debt			1,449
Share-based compensation expense			5,059
Non-cash foreign exchange transaction/translation gain			(1,546)
Other special items			4,277
Loss, before tax			$(31,161)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022.
Europe - Pension expense and foreign currency losses.

	Three Months Ended March 30, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,991	$7,493	$15,945	$41,429
Capital expenditures	21,324	10,914	2,474	34,712
Segment assets	1,683,330	936,605	313,831	2,933,766
Note 13. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.

Common Stock - Common Stock includes the basis of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 29, 2025 and December 31, 2024, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of March 29, 2025, $175.7 million remained under the repurchase program.
During the three months ended March 29, 2025 and March 30, 2024, we did not repurchase shares of our Common Stock.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended
	March 29, 2025	March 30, 2024
Weighted average outstanding shares of Common Stock basic	84,917,294	85,520,145
Restricted stock units, performance share units and options to purchase Common Stock	—	—
Weighted average outstanding shares of Common Stock diluted	84,917,294	85,520,145
For the three months ended March 29, 2025 and March 30, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 29, 2025	March 30, 2024
Common Stock options	1,558,883	1,230,888
Restricted stock units	1,205,152	1,304,172
Performance share units	64,781	355,467
Note 15. Stock Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	March 29, 2025		March 30, 2024
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	536,432	$9.05	365,412	$18.52
Options cancelled	41,989	$22.28	9,140	$27.37
Options exercised	—	$—	143,180	$14.09

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,386,301	$9.02	835,911	$18.52
PSUs granted	620,673	$9.47	417,347	$22.60

Share-based compensation expense was $3.2 million and $5.1 million for the three months ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025, we had $25.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.
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
The following table summarizes the restructuring and asset-related charges for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 29, 2025
Restructuring severance and employee-related charges(1)	$10,019	$1,850	$736	$12,605
Other restructuring associated costs, net	644	1,131	—	1,775
Asset-related charges	—	166	—	166
Other restructuring associated costs and asset-related charges, net	644	1,297	—	1,941
Total restructuring and asset-related charges, net	$10,663	$3,147	$736	$14,546
Three Months Ended March 30, 2024
Restructuring severance and employee-related charges	$8,889	$3,398	$205	$12,492
Other restructuring associated costs, net	2,090	558	—	2,648
Asset-related charges	2,919	—	—	2,919
Other restructuring associated costs and asset-related charges, net	5,009	558	—	5,567
Total restructuring and asset-related charges, net	$13,898	$3,956	$205	$18,059
(1)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which is substantially complete as of March 29, 2025. The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations and include $2.8 million related to North America and $0.7 million related to Corporate.
The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	March 29, 2025	December 31, 2024
Balance as of January 1	$7,605	$3,375
Current period charges, net	14,380	45,377
Payments	(10,585)	(40,879)
Currency translation	173	(268)
Balance at period end	$11,573	$7,605
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the consolidated balance sheets.

In the second quarter of 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of March 29, 2025, the remaining restructuring accrual for these plans is $0.3 million and the remaining cash outlay is expected to be $4.1 million. We are substantially complete with the facility closures as of March 29, 2025.
Costs and cash outlays associated with the plans:

North America: Vista, California (Vista Composite Facility) and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025	March 30, 2024
Restructuring severance and employee-related charges, net(1)	$7,000	$6,986	$161	$8,820
Other restructuring associated costs(1)	7,000	4,564	53	—
Product-related cash charges(2)	6,100	6,119	134	—
Total cash charges	$20,100	$17,669	$348	$8,820
Asset-related charges	12,300	12,261	—	—
Inventory and other product-related non-cash charges	3,700	3,706	—	—
Total non-cash charges	16,000	15,967	—	—
Total costs	$36,100	$33,636	$348	$8,820

Total cash outlays(3)	$26,600	$22,527	$675	$—
(1)The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
(2)The product-related cash charges incurred in the three months ended March 29, 2025, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)Total cash outlays include $5.5 million of cash payments related to debt repayment for financed equipment.
During 2023 and 2024, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. During the three months ended March 29, 2025, we announced additional plans, increasing the total estimated costs by approximately $2.9 million to $27.0 million, after identifying additional opportunities to optimize our European operating structure. As of March 29, 2025, the remaining restructuring accrual for these plans is $3.0 million and the remaining cash outlay is expected to be $5.1 million. We expect to substantially complete these initiatives by the end of 2025.
Costs and cash outlays associated with the plans:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025	March 30, 2024
Restructuring severance and employee-related charges(1)	$21,100	$19,321	$1,956	$3,469
Other restructuring associated costs(1)	5,300	5,182	33	486
Total cash charges	$26,400	$24,503	$1,989	$3,955
Asset-related non-cash charges	600	573	—	—
Total costs	$27,000	$25,076	$1,989	$3,955

Total cash outlays	$26,400	$21,300	$3,100	$2,816
(1)The charges incurred in the three months ended March 29, 2025 and March 30, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.

In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. As of March 29, 2025, the remaining restructuring accrual for these plans is $0.7 million and the remaining cash outlay is expected to be $7.5 million. We expect to substantially complete the facility closures by the end of 2026.
Costs and cash outlays associated with the plans:

Europe: Sheffield, England and Logstor, Denmark	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025
Restructuring severance and employee-related charges(1)	$3,200	$2,037	$(105)
Other restructuring associated costs(1)	7,400	1,763	1,098
Total cash charges	$10,600	$3,800	$993
Asset-related non-cash charges(1)	1,700	1,003	166
Total costs	$12,300	$4,803	$1,159

Total cash outlays	$10,600	$3,100	$1,500
(1)The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
During 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of March 29, 2025, the remaining restructuring accrual for these plans is $0.4 million and the remaining cash outlay is expected to be $0.5 million. We were substantially complete with the facility closures at the end of 2024.
Costs and cash outlays associated with the plans:

North America: Tijuana, Mexico and Vista, California (Vista Vinyl Facility)	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025	March 30, 2024
Restructuring severance and employee-related charges(1)	$7,800	$7,638	$7	$(325)
Other restructuring associated costs(1)	2,700	2,645	12	1,622
Total cash charges	$10,500	$10,283	$19	$1,297
Asset-related charges(1)	6,600	6,628	—	2,919
Inventory and other product-related non-cash charges	1,500	1,466	—	—
Total non-cash charges	8,100	8,094	—	2,919
Total costs	$18,600	$18,377	$19	$4,216

Total cash outlays	$10,400	$9,943	$12	$2,089
(1)The charges incurred in the three months ended March 29, 2025 and March 30, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.

In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. We are substantially complete with the facility closure as of March 29, 2025.
Costs and cash outlays associated with the plans:

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025
Restructuring severance and employee-related charges(1)	$1,100	$1,094	$108
Other restructuring associated costs(1)	600	537	288
Total cash charges	$1,700	$1,631	$396
Inventory non-cash charges	2,100	2,112	—
Total costs	$3,800	$3,743	$396

Total cash outlays	$1,700	$1,631	$519
(1)The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
In the first quarter of 2025, we announced to employees a restructuring plan to close two manufacturing facilities, located in Grinnell, Iowa and Coppell, Texas in a continuing effort to simplify our footprint and drive operational efficiencies. As of March 29, 2025, the remaining restructuring accrual for this plan is $4.3 million and the remaining cash outlay is expected to be $5.1 million. We expect to substantially complete the facility closures by the second quarter of 2025.
Costs and cash outlays associated with the plans:

North America: Grinnell, Iowa and Coppell, Texas	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 29, 2025
Restructuring severance and employee-related charges(1)	$8,100	$8,101	$6,923
Other restructuring associated costs(1)	1,100	339	268
Total cash charges	$9,200	$8,440	$7,191
Inventory non-cash charges(2)	1,300	1,230	1,121
Total costs	$10,500	$9,670	$8,312

Total cash outlays	$9,200	$4,133	$2,885
(1)The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
(2)The inventory and other product-related non-cash charges in the three months ended March 29, 2025, were included in cost of sales in the accompanying consolidated statement of operations.
Note 17. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves further described in Note 21 - Commitments and Contingencies. As a result, we were required to divest Towanda. Effective January 17, 2025, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, and the previously announced Asset Purchase Agreement, JWI completed the sale of Towanda.
As of December 31, 2024, the assets and liabilities associated with the court-ordered divestiture of Towanda qualified as held for sale and were included in assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets.

(amounts in thousands)	December 31, 2024
Assets:
Accounts receivable, net	$9,072
Inventories	16,319
Other current assets	84
Property and equipment, net	64,661
Intangible assets, net	1,471
Goodwill	33,644
Operating lease assets, net	2,411
Allowance to reduce assets to estimated fair value, less costs to sell	(750)
Assets held for sale	$126,912

Liabilities:
Accounts payable	$7,431
Accrued payroll and benefits	1,013
Accrued expenses and other current liabilities	5,959
Operating lease liability	905
Liabilities held for sale	$15,308
Note 18. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Cash received on real estate investments	$(7,567)	$—
Income from refund of deposits for China antidumping and countervailing duties(1)	(2,859)	(2,947)
Pension expense	867	515
Gain on commodity derivatives	(361)	—
Foreign currency gains, net	(209)	(1,467)
Governmental assistance	(3)	(657)
Cash received on impaired notes	—	(3,537)
JW Australia Transition Services Agreements cost recovery	—	(4,140)
Insurance reimbursement	—	(1,655)
Other items, net	(454)	(375)
Total other income, net	$(10,586)	$(14,263)
(1)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.
Note 19. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on certain intercompany transactions and intercompany loans and interest that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $182.2 million as of March 29, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market losses of $0.8 million and gains of $1.7 million relating to foreign currency derivatives in the three months ended March 29, 2025 and March 30, 2024, respectively.

Foreign currency derivatives designated as cash flow hedges – At the end of 2024 we implemented a hedging program to manage the potential changes in value associated with the amounts payable on raw material purchases that are denominated in foreign currencies to minimize the impact of the changes in foreign currencies. We have foreign currency derivative contracts, which qualify as cash flow hedges, with a total notional amount of $125.5 million. We record gains and losses for these contracts in AOCL to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our consolidated statements of operations.
No portion of these derivative contracts were deemed ineffective during the three months ended March 29, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market losses of $1.6 million for the three months ended March 29, 2025. We reclassified nominal gains previously recorded in other comprehensive income (loss) to cost of sales during the three months ended March 29, 2025.
As of March 29, 2025, approximately $1.6 million in losses is expected to be reclassified to earnings over the next 12 months.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, the Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases. We have commodity forward swap contracts with a total notional amount of $3.9 million as of March 29, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives in other income, net. We recorded mark-to-market gains of $0.4 million relating to commodity derivatives in the three months ended March 29, 2025.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These contracts are designated as cash flow hedges; therefore, the related gains or losses are reported in AOCL and reclassified into earnings, to cost of sales, in the periods in which the hedged transactions affect earnings. We have commodity derivative contracts, which qualify as cash flow hedges, with a total notional amount of $6.0 million.
No portion of these derivative contracts were deemed ineffective during the three months ended March 29, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market gains of $0.2 million for the three months ended March 29, 2025. We reclassified nominal gains previously recorded in other comprehensive income (loss) to cost of sales during the three months ended March 29, 2025.
As of March 29, 2025, approximately $0.2 million in gains is expected to be reclassified to earnings over the next 12 months.
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
No portion of these interest rate contracts were deemed ineffective during the three months ended March 29, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market losses of $0.2 million and gains of $0.4 million during the three months ended March 29, 2025 and March 30, 2024, respectively. There were no gains or losses previously recorded in other comprehensive income (loss) that were reclassified to interest income during the three months ended March 29, 2025. We reclassified gains of $0.1 million previously recorded in other comprehensive income (loss) to interest income during the three months ended March 30, 2024.
As of March 29, 2025, approximately $0.1 million in gains is expected to be reclassified to earnings over the next 12 months.

The fair values of derivative instruments held are as follows:

	Derivative assets
(amounts in thousands)	Balance Sheet Location	March 29, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4,670	$469
Commodity contracts	Other current assets	201	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$858	$1,302
Commodity contracts	Other current assets	289	—

	Derivative liabilities
(amounts in thousands)	Balance Sheet Location	March 29, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$6,189	$135
Interest rate contracts	Accrued expenses and other current liabilities	185	101
Interest rate contracts	Deferred credits and other liabilities	—	36
Commodity contracts	Accrued expenses and other current liabilities	—	185
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,764	$2,411
Commodity contracts	Accrued expenses and other current liabilities	—	73
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	March 29, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62,171	$62,171	$62,171	$—	$—
Derivative assets, recorded in other current assets	6,018	6,018	—	6,018	—
Deferred compensation plan assets, recorded in other assets	5,043	5,043	—	5,043	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,190,333	$1,124,976	$—	$1,124,976	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	9,138	9,138	—	9,138	—

	December 31, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$53,935	$53,935	$53,935	$—	$—
Derivative assets, recorded in other current assets	1,771	1,771	—	1,771	—
Deferred compensation plan assets, recorded in other assets	5,074	5,074	—	5,074	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,191,959	$1,145,817	$—	$1,145,817	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,905	2,905	—	2,905	—
Derivative liabilities, recorded in deferred credits and other liabilities	36	36	—	36	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of March 29, 2025, foreign currency derivative contracts, commodity derivative contracts and interest rate collar agreements; (2) as of December 31, 2024, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 19 - Derivative Financial Instruments for more information about our derivative assets and liabilities.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of March 29, 2025 or December 31, 2024.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of March 29, 2025, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) in light of changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025. On February 6, 2025, JELD-WEN filed a notice of appeal.
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
On June 21, 2021, prior to a response from the Company in the Aldridge Action, Shieta Black and the Board of Trustees of the City of Miami General Employees’ & Sanitation Employees’ Retirement Trust, on behalf of the Company, filed a derivative action in the U.S. District Court for the District of Delaware against certain current and former executives and directors of the Company and Onex, alleging that the defendants breached their fiduciary duties by allowing the wrongful acts alleged in the Steves and Cambridge actions, as well as insider trading, and unjust enrichment among other allegations (the “Black Action”). The lawsuit sought compensatory damages, corporate governance reforms, restitution, equitable relief, and an award of attorneys’ fees and costs. The court granted the Black and Aldridge plaintiffs in motion to consolidate the lawsuits on July 16, 2021.
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
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying balance sheets. Refer to Note 8 - Accrued Expenses and Other Current Liabilities for more information. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.

Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 29, 2025 and December 31, 2024, our accrued liability for self-insured risks was $79.5 million and $83.3 million, respectively.
Indemnifications – At March 29, 2025, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $62.7 million and $70.3 million at March 29, 2025 and December 31, 2024, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.1 million at December 31, 2024. There were no short-term environmental liabilities and settlements recorded at March 29, 2025. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at March 29, 2025 and December 31, 2024.
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

Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we are required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2024, there was $1.4 million in bonds posted in connection with these obligations. Failure to remove the pile by August 31, 2025, would have resulted in forfeiture of the bonds and penalties by PaDEP. During December 2024, we removed the wood fiber waste pile from the site and our removal obligations under the COA closed.
Note 22. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Cash Operating Activities:
Operating leases	$12,403	$13,144
Interest payments on financing lease obligations	194	110
Cash paid for amounts included in the measurement of lease liabilities	$12,597	$13,254

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(273)	(2,112)
Change in securities for deferred compensation plan	$(273)	$(2,112)

Cash received on notes receivable	7	—
Change in notes receivable	$7	$—

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$7,417	$9,956
Property, equipment and intangibles purchased with debt	2,653	1,617
Customer accounts receivable converted to notes receivable	3	—

Cash Financing Activities:
Borrowings on long-term debt	$—	$1,279
Payments of long-term debt	(5,254)	(8,791)
Payments of debt issuance and extinguishment costs, including underwriting fees	(810)	(198)
Change in long-term debt and payments of debt extinguishment costs	$(6,064)	$(7,710)

Cash paid for amounts included in the measurement of finance lease liabilities	$284	$591

Non-cash Financing Activities:
Debt issuance costs in accounts payable	$245	$—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	623	—
Accounts payable converted to installment notes	—	5

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$8,805	$9,760
Cash interest paid	17,209	11,933

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
This MD&A is a supplement to our unaudited financial statements and notes thereto included elsewhere in this Form 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of the results of operations is presented in millions throughout MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
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
Business Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have two reportable segments: North America and Europe. Refer to Note 12 - Segment Information to our consolidated financial statements included in this Form 10-Q for more information about our segments.
Results of Operations
The tables in this section summarize key components of our results of operations for the periods indicated, both in U.S. dollars and as a percentage of our net revenues. Certain percentages presented in this section have been rounded to the nearest whole number. Accordingly, totals may not equal the sum of the line items in the tables below.
We present several financial metrics in “Core” terms, such as Core Revenues, which excludes the impact of foreign exchange, acquisitions and divestitures completed in the last twelve months. We believe Core Revenues assists management, investors, and analysts in understanding the organic performance of our operations.

Recent Developments
Macroeconomic Conditions and Tariffs
Due to changing market conditions, we are experiencing, and may continue to experience, lower demand for our products, a continued demand shift to entry level products, persistent inflation and elevated interest rates. Additionally, the Company is actively monitoring recent trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and are working on the deployment of a mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Comparison of the Three Months Ended March 29, 2025 to the Three Months Ended March 30, 2024

	Three Months Ended
	March 29, 2025		March 30, 2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$776,006	100.0%	$959,126	100.0%
Cost of sales	663,923	85.6%	786,546	82.0%
Gross margin	112,083	14.4%	172,580	18.0%
Selling, general and administrative	144,767	18.7%	182,804	19.1%
Goodwill impairment	137,721	17.7%	—	—%
Restructuring and asset-related charges	14,546	1.9%	18,059	1.9%
Operating loss	(184,951)	(23.8)%	(28,283)	(2.9)%
Interest expense, net	14,918	1.9%	15,692	1.6%
Loss on extinguishment and refinancing of debt	237	—%	1,449	0.2%
Other income, net	(10,586)	(1.4)%	(14,263)	(1.5)%
Loss before taxes	(189,520)	(24.4)%	(31,161)	(3.2)%
Income tax expense (benefit)	618	0.1%	(3,431)	(0.4)%
Net loss	$(190,138)	(24.5)%	$(27,730)	(2.9)%
Consolidated Results
Net Revenues – Net revenues decreased $183.1 million, or 19.1%, to $776.0 million in the three months ended March 29, 2025, from $959.1 million in the three months ended March 30, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 15%, a decrease in net revenues from the court-ordered divestiture of Towanda of 3%, and an unfavorable foreign exchange impact of 1%. The decrease in Core Revenues was driven by a 16% decline in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $60.5 million, or 35.1%, to $112.1 million in the three months ended March 29, 2025, from $172.6 million in the three months ended March 30, 2024. Gross margin as a percentage of net revenues was 14.4% in the three months ended March 29, 2025, and 18.0% in the three months ended March 30, 2024. The decrease in gross margin percentage was primarily due to a decremental impact of volume/mix and unfavorable productivity.
SG&A Expense – SG&A expense decreased $38.0 million, or 20.8%, to $144.8 million in the three months ended March 29, 2025, from $182.8 million in the three months ended March 30, 2024. SG&A expense as a percentage of net revenues decreased to 18.7% in the three months ended March 29, 2025, from 19.1% in the three months ended March 30, 2024. The decrease in SG&A expense was primarily due to lower amortization expense resulting from accelerated amortization in the prior year for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, a decrease in professional fees, including non-recurring transformation journey expenses, lower salaries and benefits driven by a reduction in headcount, as well as lower advertising and promotion expenses.
Goodwill Impairment – Goodwill impairment charges of $137.7 million in the three months ended March 29, 2025, relate to goodwill impairment charges associated with our North America reporting unit. Refer to Note 6 – Goodwill to our consolidated financial statements included in this Form 10-Q for more information.

Restructuring and Asset-Related Charges – Restructuring and asset-related charges decreased $3.5 million, or 19.5% to $14.5 million in the three months ended March 29, 2025, from $18.1 million in the three months ended March 30, 2024. The decrease in restructuring charges was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, decreased $0.8 million, or 4.9%, to $14.9 million in the three months ended March 29, 2025, from $15.7 million in the three months ended March 30, 2024. The decrease was primarily due to lower interest on the Term Loan Facility resulting from a partial repayment of principal during the third quarter of 2024 and lower interest rate in the current period, partially offset by the principal balance and higher interest rate on our Senior Notes issued during the third quarter of 2024 and maturing in 2032.
Loss on Extinguishment and Refinancing of Debt – The $0.2 million loss on extinguishment and refinancing of debt during the three months ended March 29, 2025, is associated with an amendment of our ABL Facility. The loss on extinguishment and refinancing of debt of $1.4 million in the three months ended March 30, 2024, is associated with an amendment of our Term Loan Facility. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.
Other Income, Net – Other income, net decreased $3.7 million, or 25.8%, to $10.6 million in the three months ended March 29, 2025, from $14.3 million in the three months ended March 30, 2024. Other income, net in the three months ended March 29, 2025, consisted primarily of cash received on investment in real estate of $7.6 million and income from the refund of deposits of China antidumping and countervailing duties of $2.9 million, partially offset by pension expense of $0.9 million. Other income, net in the three months ended March 30, 2024, consisted primarily of recovery of the JW Australia transition services costs incurred of $4.1 million, cash received on impaired notes of $3.5 million, income from the refund of deposits of China antidumping and countervailing duties of $2.9 million, insurance reimbursements of $1.7 million, and foreign currency gains of $1.5 million. Refer to Note 18 - Other Income, Net to our consolidated financial statements included in this Form 10-Q for more information.
Income Taxes – Income tax expense was $0.6 million in the three months ended March 29, 2025, compared to a $3.4 million benefit in the three months ended March 30, 2024. The effective tax rate in the three months ended March 29, 2025, was (0.3)%. The effective tax rate for the three months ended March 29, 2025, was driven primarily by the $14.2 million increase to valuation allowances on foreign and state NOL and credit carryforwards, $9.8 million of tax benefit attributable to goodwill impairment and $8.5 million of tax expense attributable to the court-ordered divestiture of Towanda. The effective tax rate in the three months ended March 30, 2024, was primarily driven by $2.0 million of tax expense on uncertain tax positions from ongoing audits as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. Refer to Note 11 - Income Taxes to our consolidated financial statements included in this Form 10-Q for more information.
Segment Results and Non-GAAP Reconciliations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of (loss) income, net of tax to Adjusted EBITDA by segment are as follows:

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss, net of tax	$(161,242)	$(3,453)	$(25,443)	$(190,138)
Income tax expense (benefit)	9,350	1,907	(10,639)	618
Depreciation and amortization	17,325	7,565	2,405	27,295
Interest (income) expense, net	(641)	34	15,525	14,918
Special items:(1)
Net legal and professional expenses and settlements	711	1,015	10,156	11,882
Goodwill impairment	137,721	—	—	137,721
Restructuring and asset-related charges	10,663	3,147	736	14,546
M&A related costs	—	—	(613)	(613)
Net gain on sale of business, property and equipment	(653)	—	—	(653)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	531	442	2,255	3,228
Other special items	1,759	—	1,069	2,828
Adjusted EBITDA	$15,524	$10,657	$(4,312)	$21,869
(1)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.

	Three Months Ended March 30, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss), net of tax	$16,285	$22	$(44,037)	$(27,730)
Income tax expense (benefit)	7,432	2,858	(13,721)	(3,431)
Depreciation and amortization(1)	17,991	7,493	15,945	41,429
Interest expense, net	702	344	14,646	15,692
Special items:(2)
Net legal and professional expenses and settlements	795	253	16,142	17,190
Restructuring and asset-related charges	13,898	3,956	205	18,059
M&A related costs	42	—	1,083	1,125
Net gain on sale of business, property and equipment	(2,838)	(27)	—	(2,865)
Loss on extinguishment and refinancing of debt	—	—	1,449	1,449
Share-based compensation expense	1,218	547	3,294	5,059
Non-cash foreign exchange transaction/translation loss (gain)	34	(943)	(637)	(1,546)
Other special items	5,639	—	(1,362)	4,277
Adjusted EBITDA	$61,198	$14,503	$(6,993)	$68,708
(1)Corporate and unallocated depreciation and amortization expense in the three months ended March 30, 2024, includes accelerated amortization of $14.1 million for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement.
(2)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.
Reconciliations of loss, net of tax to Adjusted EBITDA on a consolidated basis are as follows:

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Loss, net of tax	(190,138)	(27,730)
Income tax expense (benefit)	618	(3,431)
Depreciation and amortization(1)	27,295	41,429
Interest expense, net	14,918	15,692
Special items:
Net legal and professional expenses and settlements(2)	11,882	17,190
Goodwill impairment(3)	137,721	—
Restructuring and asset-related charges(4)(5)	14,546	18,059
M&A related costs(6)	(613)	1,125
Net gain on sale of business, property and equipment(7)	(653)	(2,865)
Loss on extinguishment and refinancing of debt(8)	237	1,449
Share-based compensation expense(9)	3,228	5,059
Non-cash foreign exchange transaction/translation gain(10)	—	(1,546)
Other special items(11)	2,828	4,277
Adjusted EBITDA	$21,869	$68,708
(1)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the three months ended March 30, 2024, in Corporate and unallocated costs for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

(2)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $11.2 million and $16.4 million in the three months ended March 29, 2025 and March 30, 2024, respectively. For the three months ended March 29, 2025, these expenses primarily relate to project-based consulting fees that directly support the transformation journey that are not expected to recur in the foreseeable future. These projects include the centralization of human resources processes, North America supply chain network optimization strategy and other projects related to our transformation journey. For the three months ended March 30, 2024, these expenses primarily relate to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through January 2025, for which we incurred $14.6 million during the quarter. Expenses for this transformation consultant’s engagement, which was extended by ten weeks into 2025, included $2.1 million in the three months ended March 29, 2025. Additionally, net legal and professional expenses and settlements include $0.6 million and $1.1 million in the three months ended March 29, 2025 and March 30, 2024, respectively, relating to litigation of historic legal matters.
(3)Goodwill impairment consists of goodwill impairment charges associated with our North America reporting unit.
(4)Represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(5)Product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA.
(6)M&A related costs consist primarily of legal and professional expenses related to the court-ordered divestiture of Towanda.
(7)Net gain on sale of business, property and equipment in the three months ended March 29, 2025, primarily relates to the court-ordered divestiture of Towanda. Net gain on sale of business, property and equipment in the three months ended March 30, 2024, primarily relates to the sale of properties in Chile.
(8)Loss on extinguishment and refinancing of debt consists of $0.2 million in the three months ended March 29, 2025, associated with an amendment of our ABL Facility and $1.4 million in the three months ended March 30, 2024, associated with an amendment of our Term Loan Facility.
(9)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(10)Non-cash foreign exchange transaction/translation gain primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(11)Other special items not core to ongoing business activity include: (i) in the three months ended March 30, 2024, a loss of $4.3 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile in our North America segment and ($1.5) million of cash received on an impaired note in Corporate and unallocated costs.
Comparison of the Three Months Ended March 29, 2025 to the Three Months Ended March 30, 2024

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024	Variance
Net revenues from external customers
North America	$530,561	$679,994	(22.0)%
Europe	245,445	279,132	(12.1)%
Total Consolidated	$776,006	$959,126	(19.1)%
Percentage of total consolidated net revenues
North America	68.4%	70.9%
Europe	31.6%	29.1%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$15,524	$61,198	(74.6)%
Europe	10,657	14,503	(26.5)%
Corporate and unallocated costs	(4,312)	(6,993)	(38.3)%
Total Consolidated	$21,869	$68,708	(68.2)%
Adjusted EBITDA as a percentage of segment net revenues
North America	2.9%	9.0%
Europe	4.3%	5.2%
Total Consolidated	2.8%	7.2%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed above.

North America
Net revenues in North America decreased $149.4 million, or 22.0%, to $530.6 million in the three months ended March 29, 2025, from $680.0 million in the three months ended March 30, 2024. The decrease was primarily due to a decrease in Core Revenues of 17%, a decrease in net revenues from the court-ordered divestiture of Towanda of 4%, and an unfavorable foreign exchange impact of 1%. The decrease in Core revenues was driven by an 18% decline in volume/mix driven by weaker market demand, partially offset by a 1% benefit from price realization.
Adjusted EBITDA in North America decreased $45.7 million, or 74.6%, to $15.5 million in the three months ended March 29, 2025, from $61.2 million in the three months ended March 30, 2024. The decrease was primarily due to unfavorable volume/mix and price/cost and unfavorable productivity, partially offset by lower selling, general and administrative expenses. The decrease in SG&A was primarily driven by lower advertising and promotion expenses, lower salaries and benefits driven by a reduction in headcount, as well as lower professional fees.
Europe
Net revenues in Europe decreased $33.7 million, or 12.1%, to $245.4 million in the three months ended March 29, 2025, from $279.1 million in the three months ended March 30, 2024. The decrease was primarily due to a decrease in Core Revenues of 9% and an unfavorable foreign exchange impact of 3%. Core Revenues decreased primarily due to unfavorable volume/mix of 10% primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA in Europe decreased $3.8 million, or 26.5%, to $10.7 million in the three months ended March 29, 2025, from $14.5 million in the three months ended March 30, 2024. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by favorable productivity and lower selling, general and administrative expenses. The decrease in SG&A was primarily driven by lower salaries and benefits driven by a reduction in headcount and lower professional fees.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $2.7 million, or 38.3%, to $4.3 million in the three months ended March 29, 2025, from $7.0 million in the three months ended March 30, 2024. The decrease in cost was primarily due to a reduction in non-transformational professional fees, corporate function expense savings in the current year and an increase in cash received on investment in real estate, partially offset by an insurance reimbursement received during the three months ended March 30, 2024.
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
As of March 29, 2025, we had total liquidity (a non-GAAP measure) of $499.4 million, consisting of $132.5 million in unrestricted cash, $366.9 million available for borrowing under the ABL Facility, compared to total liquidity of $566.7 million as of December 31, 2024. The decrease in total liquidity was primarily due to lower ABL borrowing base availability as well as a lower cash balance at March 29, 2025 compared to December 31, 2024.
As of March 29, 2025, our cash balances, including $0.7 million of restricted cash, consisted of $35.1 million in cash located in the U.S. and $98.1 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.1 million in the three months ended March 29, 2025. A 100-basis point increase in interest rates would have increased our interest expense by $2.0 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Borrowings and Refinancings
In June 2023, we amended the Term Loan Facility to replace LIBOR with a Term SOFR based rate as the successor benchmark rate and made certain other technical amendments and related conforming changes. All other material terms and conditions were unchanged.
In August 2023, we redeemed all $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $6.5 million on the redemption in the year ended December 31, 2023, consisting of $3.9 million in call premium and $2.6 million in accelerated amortization of debt issuance costs.
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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the Credit Agreement were unchanged including the aggregate commitment which remained at $500.0 million. The Company recognized a pre-tax loss of $0.2 million in the three months ended March 29, 2025, consisting of unamortized issuance costs.
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK 142.5 million ($20.7 million).
As of March 29, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Cash (used in) provided by:
Operating activities	$(83,494)	$(10,998)
Investing activities	70,047	(30,514)
Financing activities	(6,602)	(6,808)
Effect of changes in exchange rates on cash and cash equivalents	2,174	(5,617)
Net change in cash and cash equivalents	$(17,875)	$(53,937)
Cash Flow from Operations
Net cash used in operating activities increased $72.5 million to $83.5 million in the three months ended March 29, 2025, compared to $11.0 million in the three months ended March 30, 2024. The increase in net cash used in operating activities was primarily due to an unfavorable change in earnings of $162.4 million, inclusive of a $137.7 million non-cash goodwill impairment charge related to our North America reporting unit during the current quarter, and a $51.6 million decrease in net cash provided by our working capital accounts. The impact of accounts receivable, net of $40.5 million was unfavorable in the three months ended March 29, 2025, compared to the three months ended March 30, 2024, which was primarily due to timing of collections. The $46.1 million unfavorable impact from accounts payable is primarily due to decreased inventory purchases in North America and lower payables for professional expenses associated with a transformation consultant as compared to the prior year. The $35.1 million favorable impact of inventory is primarily due to a reduction in purchases of materials in North America.
Cash Flow from Investing Activities
Net cash provided by investing activities was $70.0 million in the three months ended March 29, 2025, compared to cash used in investing activities of $30.5 million in the three months ended March 30, 2024, primarily driven by $112.1 million proceeds related to the court-ordered divestiture of Towanda during the three months ended March 29, 2025, partially offset by an increase in capital expenditures of $7.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities decreased $0.2 million to $6.6 million in the three months ended March 29, 2025, compared to $6.8 million in the three months ended March 30, 2024, primarily due to net debt payments and payments of debt extinguishment costs of $6.1 million in the three months ended March 29, 2025, compared to net debt payments and payments of debt extinguishment costs of $7.7 million in the three months ended March 30, 2024.
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
Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements presented in our Form 10-K. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. Our significant and critical accounting policies have not changed significantly from those disclosed in our 2024 Form 10-K.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Refer to Note 21 - Commitments and Contingencies to our unaudited consolidated financial statements included in this Form 10-Q for information relating to this item.
Item 1A - Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2024.
Item 5 - Other Information
During the three months ended March 29, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
10.1+	JELD-WEN Holding, Inc. 2025 Management Incentive Plan	8-K	001-38000	10.1	February 11, 2025
10.2+	Form of Nonqualified Stock Option Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-38000	10.26	February 20, 2025
10.3+	Form of Restricted Stock Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-38000	10.27	February 20, 2025
10.4+	Form of Performance Share Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-38000	10.28	February 20, 2025
10.5	Amendment No. 8 to Credit Agreement, dated as of March 26, 2025, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-38000	10.1	March 26, 2025
10.6+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, as amended and restated effective April 24, 2025.	8-K	001-38000	10.1	April 25, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
+	Indicates management contract or compensatory plan

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: May 8, 2025