Form 10-Q
period 2025-06-28
JELD-WEN Holding, Inc.
filed 2025-08-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,403,189 shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2025.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items

AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CDOR	Canadian Dealer Offered Rate
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
Charter	Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, who is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Charter
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
CORRA	Canadian Overnight Repo Rate Average
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility and other acquired term loans and revolving credit facilities
DKK	Danish Kroner
ERC	Employee Retention Credit
ERP	Enterprise Resource Planning
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	The Company’s former Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
LIBOR	London Interbank Offered Rate
M&A	Mergers and acquisitions

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOL	Net operating loss
OBBBA	One Big Beautiful Bill Act
OECD	Organization for Economic Cooperation and Development
Onex	Onex Partners III LP and certain affiliates
PaDEP	Pennsylvania Department of Environmental Protection
Pillar Two	The Pillar Two Global Anti-Base Erosion rules
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Charter
PSU	Performance Stock Unit
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.88% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s former Towanda, PA business and related assets
U.S.	United States of America
UTP	Uncertain Tax Position
WADOE	Washington State Department of Ecology
Working Capital	Accounts receivable plus inventory less accounts payable

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

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1 – Business in our Form 10-K are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
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

Item 1 - Financial Statements
JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$823,729	$986,016	$1,599,735	$1,945,142
Cost of sales	680,331	795,971	1,344,254	1,582,517
Gross margin	143,398	190,045	255,481	362,625
Selling, general and administrative	148,480	168,450	293,247	351,254
Goodwill impairment (Note 6)	—	—	137,721	—
Restructuring and asset-related charges (Note 16)	8,842	16,447	23,388	34,506
Operating (loss) income	(13,924)	5,148	(198,875)	(23,135)
Interest expense, net	16,487	16,564	31,405	32,256
Loss on extinguishment and refinancing of debt (Note 10)	—	—	237	1,449
Other income, net (Note 18)	(4,599)	(2,488)	(15,185)	(16,751)
Loss from continuing operations before taxes	(25,812)	(8,928)	(215,332)	(40,089)
Income tax (benefit) expense (Note 11)	(3,511)	9,563	(2,893)	6,132
Loss from continuing operations, net of tax	(22,301)	(18,491)	(212,439)	(46,221)
Gain on sale of discontinued operations, net of tax	776	—	776	—
Net loss	$(21,525)	$(18,491)	$(211,663)	$(46,221)

Weighted average common shares outstanding (Note 14):
Basic	85,298,517	85,271,699	85,111,100	85,397,067
Diluted	85,298,517	85,271,699	85,111,100	85,397,067
Net loss per share from continuing operations
Basic	$(0.26)	$(0.22)	$(2.50)	$(0.54)
Diluted	$(0.26)	$(0.22)	$(2.50)	$(0.54)
Net income per share from discontinued operations
Basic	$0.01	$—	$0.01	$—
Diluted	$0.01	$—	$0.01	$—
Net loss per share
Basic	$(0.25)	$(0.22)	$(2.49)	$(0.54)
Diluted	$(0.25)	$(0.22)	$(2.49)	$(0.54)
Net loss per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(21,525)	$(18,491)	$(211,663)	$(46,221)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $0, $58, $0, and $1,205, respectively.	41,843	(3,944)	62,656	(22,242)
Foreign currency hedge adjustments, net of tax expense (benefit) of $205, $0, $(392) and $0, respectively.	497	—	(803)	—
Interest rate hedge adjustments, net of tax expense of $21, $25, $9, and $110, respectively.	60	74	25	326
Commodity hedge adjustments, net of tax (benefit) expense of $(17), $0, $34, and $0, respectively.	(50)	—	99	—
Defined benefit pension plans, net of tax (benefit) expense of $(90), $7, $(99), and $9, respectively.	(185)	24	(204)	30
Total other comprehensive income (loss), net of tax:	42,165	(3,846)	61,773	(21,886)
Comprehensive income (loss)	$20,640	$(22,337)	$(149,890)	$(68,107)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	June 28, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$134,109	$150,337
Restricted cash	740	710
Accounts receivable, net (Note 3)	447,593	388,415
Inventories (Note 4)	466,600	460,107
Other current assets	73,560	73,413
Assets held for sale (Note 17)	—	126,912
Total current assets	1,122,602	1,199,894
Property and equipment, net (Note 5)	724,513	681,439
Deferred tax assets	157,132	143,284
Goodwill (Note 6)	196,562	315,167
Intangible assets, net (Note 7)	100,479	101,987
Operating lease assets, net	182,442	126,256
Other assets	59,214	52,142
Total assets	$2,542,944	$2,620,169
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$286,828	$264,947
Accrued payroll and benefits	101,080	89,600
Accrued expenses and other current liabilities (Note 8)	221,824	224,209
Current maturities of long-term debt (Note 10)	23,275	30,927
Liabilities held for sale (Note 17)	—	15,308
Total current liabilities	633,007	624,991
Long-term debt (Note 10)	1,155,353	1,152,449
Unfunded pension liability	26,174	21,615
Operating lease liability	162,551	105,499
Deferred credits and other liabilities	82,254	89,854
Deferred tax liabilities	6,483	5,699
Total liabilities	2,065,822	2,000,107
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,338,335 and 84,653,408 shares issued and outstanding, respectively	853	846
Additional paid-in capital	776,007	769,064
Accumulated deficit	(232,016)	(20,353)
Accumulated other comprehensive loss	(67,722)	(129,495)
Total shareholders’ equity	477,122	620,062
Total liabilities and shareholders’ equity	$2,542,944	$2,620,169
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	June 28, 2025		June 29, 2024
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,217,425	$851	85,901,543	$859
Shares issued for exercise/vesting of share-based compensation awards	152,290	2	233,168	2
Shares repurchased	—	—	(1,600,000)	(16)
Shares surrendered for tax obligations for employee share-based transactions	(31,380)	—	(23,064)	—
Balance at period end	85,338,335	$853	84,511,647	$845
Additional paid-in capital
Balance at beginning of period		$772,339		$759,513
Shares issued for exercise/vesting of share-based compensation awards		—		479
Shares surrendered for tax obligations for employee share-based transactions		(92)		(463)
Amortization of share-based compensation		4,433		5,074
Balance at period end		776,680		764,603
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$776,007		$763,930
(Accumulated deficit) retained earnings
Balance at beginning of period		$(210,491)		$165,201
Shares repurchased		—		(24,264)
Net loss		(21,525)		(18,491)
Balance at period end		$(232,016)		$122,446
Accumulated other comprehensive loss
Balance at beginning of period		$(109,887)		$(113,350)
Foreign currency adjustments		41,843		(3,944)
Unrealized gain on foreign currency hedges		497		—
Unrealized gain on interest rate hedges		60		74
Unrealized loss on commodity hedges		(50)		—
Net actuarial pension (loss) gain		(185)		24
Balance at period end		$(67,722)		$(117,196)

Total shareholders’ equity at period end		$477,122		$770,025

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Six Months Ended
	June 28, 2025		June 29, 2024
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,653,408	$846	85,309,220	$853
Shares issued for exercise/vesting of share-based compensation awards	771,364	8	846,499	9
Shares repurchased	—	—	(1,600,000)	(16)
Shares surrendered for tax obligations for employee share-based transactions	(86,437)	(1)	(44,072)	(1)
Balance at period end	85,338,335	$853	84,511,647	$845
Additional paid-in capital
Balance at beginning of period		$769,737		$752,844
Shares issued for exercise/vesting of share-based compensation awards		(4)		2,491
Shares surrendered for tax obligations for employee share-based transactions		(714)		(865)
Amortization of share-based compensation		7,661		10,133
Balance at period end		776,680		764,603
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$776,007		$763,930
(Accumulated deficit) retained earnings
Balance at beginning of period		$(20,353)		$192,931
Shares repurchased		—		(24,264)
Net loss		(211,663)		(46,221)
Balance at period end		$(232,016)		$122,446
Accumulated other comprehensive loss
Balance at beginning of period		$(129,495)		$(95,310)
Foreign currency adjustments		62,656		(22,242)
Unrealized loss on foreign currency hedges		(803)		—
Unrealized gain on interest rate hedges		25		326
Unrealized gain on commodity hedges		99		—
Net actuarial pension (loss) gain		(204)		30
Balance at period end		$(67,722)		$(117,196)

Total shareholders’ equity at period end		$477,122		$770,025

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net loss	$(211,663)	$(46,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	54,725	69,678
Deferred income taxes	(11,728)	(11,803)
Net gain on sale of business, property and equipment	(2,473)	(2,755)
Goodwill impairment	137,721	—
Adjustment to carrying value of assets	3,610	9,193
Amortization of deferred financing costs	1,124	869
Loss on extinguishment and refinancing of debt	237	787
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	—	4,290
Gain on sale of discontinued operations	(1,040)	—
Share-based compensation expense	7,661	10,133
Recovery of cost from receipts on impaired notes	—	(1,389)
Other items, net	1,419	(3,908)
Net change in operating assets and liabilities:
Accounts receivable	(40,640)	(2,250)
Inventories	10,350	(14,155)
Other assets	3,350	7,695
Accounts payable and accrued expenses	2,501	19,588
Change in short-term and long-term tax liabilities	(4,085)	626
Net cash (used in) provided by operating activities	(48,931)	40,378
INVESTING ACTIVITIES
Purchases of property and equipment	(66,023)	(67,839)
Proceeds from sale of property and equipment	2,564	4,255
Purchase of intangible assets	(10,116)	(6,294)
Proceeds related to the court-ordered divestiture of Towanda	110,661	—
Recovery of cost from receipts on impaired notes	—	1,389
Cash received for notes receivable	7	2
Cash received from insurance proceeds	255	1,655
Purchase of securities for deferred compensation plan	(511)	(2,817)
Net cash provided by (used in) investing activities	36,837	(69,649)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(11,547)	(15,776)
Common stock issued for exercise of options	4	2,500
Common stock repurchased	—	(24,280)
Payments to tax authorities for employee share-based compensation	(480)	(866)
Payments related to the sale of JW Australia	(812)	(1,355)
Net cash used in financing activities	(12,835)	(39,777)
Effect of foreign currency exchange rates on cash	8,731	(6,460)
Net decrease in cash and cash equivalents	(16,198)	(75,508)
Cash, cash equivalents and restricted cash, beginning	151,047	289,147
Cash, cash equivalents and restricted cash, ending	$134,849	$213,639
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of June 28, 2025, and for the three and six months ended June 28, 2025 and June 29, 2024, respectively, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 28, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
All U.S. dollar and other currency amounts, except share and per share amounts, are presented in thousands unless otherwise noted.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a net receivable for an ERC from the U.S. government of $6.1 million in other income, net in the fourth quarter of 2023. This balance was included in other current assets in the accompanying consolidated balance sheets as of December 31, 2024.
In the second quarter of 2025, the Company received a $6.8 million cash payment from the U.S. government for the reimbursement of the ERC, $0.8 million of which was interest income. The interest income was recognized in interest expense, net in the accompanying consolidated statements of operations for the three and six months ended June 28, 2025.

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
Court-Ordered Divestiture of Towanda
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
The selling price of Towanda was $115.0 million, subject to certain adjustments and closing conditions, paid in cash during the first quarter of 2025. In connection with the Asset Purchase Agreement, the Company recognized a $31.4 million goodwill impairment charge during the fourth quarter of 2024. We recorded a $0.7 million pre-tax gain on the sale of Towanda, within SG&A in our consolidated statements of operations during the first quarter of 2025. The gain is driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, which included property and equipment, net of $65.4 million, inventory of $16.7 million, trade receivables of $8.8 million, operating lease assets of $2.2 million, intangible assets, net of $1.5 million and goodwill of $33.6 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accounts payable of $9.2 million and other liabilities which were individually immaterial. We recorded $8.5 million in tax expense related to the gain from the sale within income tax expense in our consolidated statements of operations during the first quarter of 2025.
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
At June 28, 2025 and December 31, 2024, we had an allowance for credit losses of $10.1 million and $9.6 million, respectively.

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	June 28, 2025	December 31, 2024
Raw materials	$381,855	$380,277
Work in process	23,385	19,763
Finished goods	95,664	82,615
Inventory valuation reserves	(34,304)	(22,548)
Total inventories	$466,600	$460,107
Note 5. Property and Equipment, Net

(amounts in thousands)	June 28, 2025	December 31, 2024
Property and equipment	$2,082,266	$1,991,145
Accumulated depreciation	(1,357,753)	(1,309,706)
Total property and equipment, net	$724,513	$681,439
We recorded accelerated depreciation of our plant and equipment of $0.8 million and $0.9 million during the three and six months ended June 28, 2025, respectively, and $5.8 million during the three and six months ended June 29, 2024, within restructuring and asset-related charges in the accompanying consolidated statements of operations. Refer to Note 16 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-Q for more information.
The effect on our carrying value of property and equipment due to currency translations for foreign property and equipment, net, was an increase of $24.7 million as of June 28, 2025, compared to December 31, 2024.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales	$19,511	$20,464	$38,683	$40,462
Selling, general and administrative	1,157	1,127	2,335	2,248
Total depreciation expense	$20,668	$21,591	$41,018	$42,710
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
The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions including revenue growth rates, expected EBITDA margins, market multiples, discount rates, capital expenditures, and terminal growth rates.

As previously disclosed, following our 2024 annual impairment test for our North America reporting unit, we concluded that, while no impairment existed as of the test date, the fair value of our reporting unit exceeded its carrying value by less than 10%. During the first quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test for its North America reporting unit as of March 29, 2025. This was due to factors that increased short term sales and EBITDA volatility, reflecting anticipated economic headwinds, deterioration of market demand versus previous expectations, and uncertainty around how potential increases in inflationary pressures on imports will impact customer demand. These factors included a decrease in the US GDP growth consensus estimate for 2025 by approximately 40 basis points from the end of 2024. Further, the National Association of Homebuilders reported that single-family starts are projected to grow 70 basis points less than previously estimated, and multifamily starts are expected to decline 6.0% in 2025, down from a 3.5% decline cited in previous reports. Additionally, during the first quarter, we saw a continued decline in the market price of our common stock, resulting in a decrease in our market capitalization. The impairment test indicated a non-cash goodwill impairment charge related to the North America reporting unit of $137.7 million, which the Company recorded in the consolidated statements of operations during the first quarter of 2025. Following this impairment charge to our North America reporting unit, the fair values of both of our reporting units approximate their carrying value. There were no triggering events identified during the current quarter requiring an interim goodwill impairment test.
A significant or prolonged deterioration in economic conditions, a further decline in projected future cash flows, or increases in the discount rates, could impact the Company’s assumptions and require a reassessment of goodwill for possible impairment in future periods. Future declines in estimated after tax cash flows, increases in discount rates or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2024	$181,025	$250,636	$431,661
Currency translation	302	33,364	33,666
Gross carrying amount at June 28, 2025	$181,327	$284,000	$465,327

Accumulated impairment losses at December 31, 2024	$—	$(116,494)	$(116,494)
Impairment	(137,721)	—	(137,721)
Currency translation	—	(14,550)	(14,550)
Accumulated impairment losses at June 28, 2025	$(137,721)	$(131,044)	$(268,765)

Balance, net of impairment at June 28, 2025	$43,606	$152,956	$196,562
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	June 28, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,271	$(101,579)	$25,692
Software	82,796	(34,977)	47,819
Trademarks and trade names	32,780	(13,639)	19,141
Patents, licenses and rights	13,945	(6,118)	7,827
Total amortizable intangibles	$256,792	$(156,313)	$100,479

	December 31, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$119,674	$(90,073)	$29,601
Software	76,048	(30,021)	46,027
Trademarks and trade names	31,384	(12,113)	19,271
Patents, licenses and rights	12,627	(5,539)	7,088
Total amortizable intangibles	$239,733	$(137,746)	$101,987
We recorded accelerated amortization of $14.1 million during the six months ended June 29, 2024, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $1.9 million as of June 28, 2025, compared to December 31, 2024.
Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization expense	$5,584	$4,907	$11,077	$23,823
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	June 28, 2025	December 31, 2024
Accrued sales and advertising rebates	$63,094	$74,043
Current portion of operating lease liability	31,879	32,738
Non-income related taxes	23,782	19,952
Current portion of warranty liability (Note 9)	23,135	18,394
Accrued freight	15,893	15,174
Current portion of accrued claim costs relating to self-insurance programs	14,813	15,254
Accrued interest payable	11,089	9,846
Accrued expenses	8,905	10,783
Current portion of restructuring accrual (Note 16)	8,780	7,605
Deferred revenue and customer deposits	5,645	5,404
Accrued income taxes payable	5,240	7,433
Current portion of derivative liability (Note 19)	4,969	2,905
Legal claims provision (Note 21)	4,600	4,678
Total accrued expenses and other current liabilities	$221,824	$224,209
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	June 28, 2025	June 29, 2024
Balance as of January 1	$47,289	$53,247
Current period charges	5,824	12,740
Experience adjustments	—	633
Payments	(12,900)	(13,307)
Currency translation	988	(423)
Balance at period end	$41,201	$52,890
Current portion	(23,135)	(21,928)
Long-term portion	$18,066	$30,962
The most significant component of our warranty liability was in the North America segment. As of June 28, 2025, the warranty liability in the North America segment totaled $35.2 million, after discounting future estimated cash flows at rates between 3.84% and 4.34%. Without discounting, the liability would have increased by approximately $2.7 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discounts and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	June 28, 2025 Interest Rates	June 28, 2025	December 31, 2024
Senior Notes due December 2027	4.88%	$400,000	$400,000
Term Loan Facility due July 2028	6.44%(1)	379,547	380,888
Senior Notes due September 2032	7.00%	350,000	350,000
Finance leases and other financing arrangements	1.00% - 8.28%(1)	56,731	61,071
Total debt		$1,186,278	$1,191,959
Unamortized debt issuance costs and original issue discounts		(7,650)	(8,583)
Current maturities of long-term debt		(23,275)	(30,927)
Long-term debt		$1,155,353	$1,152,449
(1)Term Loan Facility due July 2028 and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of June 28, 2025, are as follows:
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
In September 2024, we utilized a portion of the proceeds from the issuance of our 7.00% Senior Notes described above to redeem the remaining $200.0 million of our 4.63% Senior Notes. The Company recognized a pre-tax loss of $0.5 million on the redemption in the third quarter of 2024, consisting entirely of accelerated amortization of debt issuance costs.

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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of June 28, 2025, the outstanding principal balance, net of original issue discount, was $379.2 million.
Revolving Credit Facility
ABL Facility - Initially executed in 2014, extensions of credit under our ABL Facility are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. If there are outstanding borrowings against the ABL Facility, which result in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of defaults and remedies.
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs.
As of June 28, 2025, we had no outstanding borrowings under the ABL Facility, $2.8 million in letters of credit, and $393.9 million available under the ABL Facility.
Mortgage Notes
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK142.5 million ($20.7 million).
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of June 28, 2025, we had $56.7 million outstanding in this category, with maturities ranging from 2025 to 2032.
As of June 28, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.

Note 11. Income Taxes
The effective income tax rate for continuing operations was 13.6% and 1.3% for the three and six months ended June 28, 2025, respectively, and (107.1)% and (15.3)% for the three and six months ended June 29, 2024, respectively. In accordance with ASC 740-270, we recorded an income tax benefit of $3.5 million and $2.9 million from continuing operations in the three and six months ended June 28, 2025, respectively, and an income tax expense of $9.6 million and $6.1 million from continuing operations in the three and six months ended June 29, 2024, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended June 28, 2025, was $0.5 million, compared to $9.4 million for the three months ended June 29, 2024. The discrete tax expense amounts for the three months ended June 28, 2025, comprised primarily of $0.6 million attributable to share-based compensation. The discrete tax expense amounts for the three months ended June 29, 2024, comprised primarily of $7.7 million attributable to changes in UTPs relating to a historical income tax audit and $2.2 million attributable to an increase in the valuation allowance recorded against our U.S. state tax attributes due to changes in estimated forecasted earnings.
The tax expense for discrete items included in the tax provision for continuing operations for the six months ended June 28, 2025, was $15.0 million, compared to a tax provision of $12.1 million for the six months ended June 29, 2024. The discrete tax expense amounts for the six months ended June 28, 2025, comprised primarily of $14.2 million attributable to the valuation allowance on state tax attributes and $8.5 million of tax expense related to the court-ordered divestiture of Towanda, offset by $9.8 million of tax benefit due to goodwill impairment. The discrete tax expense amounts for the six months ended June 29, 2024, comprised primarily of $9.7 million of tax expense due to changes in UTPs from ongoing audits and $2.3 million attributable to an increase in the valuation allowance recorded against our tax attributes due to changes in estimated forecasted earnings.
A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends, and our outlook for future periods including consideration of certain strategic actions and tax planning opportunities we expect to consummate within the year. The amount of the deferred tax asset considered realizable could materially change in the near term if estimates of future taxable income from these considerations, in conjunction with tax law changes from OBBBA, do not materialize.
Under ASC 740-10, we provide for UTPs and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to UTPs in income tax expense. As of June 28, 2025 and December 31, 2024, we had a liability for unrecognized tax benefits without regard to accrued interest of $48.5 million and $43.7 million, respectively.
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
As of June 28, 2025, the Company maintained a partial indefinite reinvestment assertion on its post-2017 undistributed foreign earnings.
On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, modification of the business interest expense limitation, and changes to the international tax framework. We are currently assessing the impact of the legislation on our consolidated financial statements and our business. Any immediate impacts of the OBBBA will be recorded upon enactment in the third quarter of 2025.

Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management, inclusive of the CODM, reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges; M&A related costs; net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA from continuing operations to measure operational performance by comparing historical, actual and forecasted amounts on a regular basis, and to allocate resources in the annual budget and forecasting process. Adjusted EBITDA from continuing operations is also a significant performance measure in our annual incentive compensation.
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

The following tables set forth certain information relating to our segments’ operations:

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$555,677	$268,052	$823,729
Intersegment net revenues	—	—	—
Total segment net revenues	$555,677	$268,052	$823,729

Reconciliation of Revenue
Elimination of intersegment net revenues			—
Total consolidated net revenues			$823,729

Less:
Adjusted cost of sales	$467,888	$212,162	$680,050
Adjusted selling, general and administrative	69,985	46,676	116,661
Other segment items(1)	(16,945)	(7,812)	(24,757)
Adjusted EBITDA from continuing operations	$34,749	$17,026	$51,775

Total Reportable Segment Adjusted EBITDA from continuing operations			$51,775
Less:
Depreciation and amortization			27,430
Interest expense, net			16,487
Corporate and unallocated costs			12,757
Special items:
Net legal and professional expenses and settlements			8,641
Restructuring and asset-related charges, net			8,842
M&A related costs			107
Net gain on sale of business, property and equipment			(2,174)
Share-based compensation expense			4,433
Other special items			1,064
Loss from continuing operations, before tax			$(25,812)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which included:
North America - Pension expense, gain on derivatives, and foreign currency gains.
Europe - Pension expense and energy subsidies.

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$16,804	$8,208	$2,418	$27,430
Capital expenditures	19,680	10,783	3,722	34,185
Segment assets	1,406,184	842,500	294,260	2,542,944

	Three Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$710,599	$275,417	$986,016
Intersegment net revenues	52	1,664	1,716
Total segment net revenues	$710,651	$277,081	$987,732

Reconciliation of Revenue
Elimination of intersegment net revenues			(1,716)
Total consolidated net revenues			$986,016

Less:
Adjusted cost of sales	$577,723	$217,424	$795,147
Adjusted selling, general and administrative	75,910	44,110	120,020
Other segment items(1)	(18,671)	(6,539)	(25,210)
Adjusted EBITDA from continuing operations	$75,637	$20,422	$96,059

Total Reportable Segment Adjusted EBITDA from continuing operations			$96,059
Less:
Depreciation and amortization			28,249
Interest expense, net			16,564
Corporate and unallocated costs			11,220
Special items:
Net legal and professional expenses and settlements			20,346
Restructuring and asset-related charges, net			16,447
M&A related costs			5,053
Net loss on sale of business, property and equipment			110
Share-based compensation expense			5,074
Non-cash foreign exchange transaction/translation gain			(1,192)
Other special items			3,116
Loss from continuing operations, before tax			$(8,928)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which included:
North America - Pension expense.
Europe - Foreign currency losses, pension expense, and energy subsidies.

	Three Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$18,900	$7,563	$1,786	$28,249
Capital expenditures	30,456	7,108	1,857	39,421
Segment assets	1,690,700	856,653	340,723	2,888,076

	Six Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,086,238	$513,497	$1,599,735
Intersegment net revenues	33	489	522
Total segment net revenues	$1,086,271	$513,986	$1,600,257

Reconciliation of Revenue
Elimination of intersegment net revenues			(522)
Total consolidated net revenues			$1,599,735

Less:
Adjusted cost of sales	$933,536	$410,016	$1,343,552
Adjusted selling, general and administrative	139,484	90,937	230,421
Other segment items(1)	(37,055)	(15,139)	(52,194)
Adjusted EBITDA from continuing operations	$50,273	$27,683	$77,956

Total Reportable Segment Adjusted EBITDA from continuing operations			$77,956
Less:
Depreciation and amortization			54,725
Interest expense, net			31,405
Corporate and unallocated costs			17,069
Special items:
Net legal and professional expenses and settlements			20,523
Goodwill impairment			137,721
Restructuring and asset-related charges, net			23,388
M&A related income			(506)
Net gain on sale of business, property and equipment			(2,827)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			7,661
Other special items			3,892
Loss from continuing operations, before tax			$(215,332)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2022 to 2023, pension expense, and gain on derivatives.
Europe - Pension expense, foreign currency losses, and energy subsidies.

	Six Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$34,129	$15,773	$4,823	$54,725
Capital expenditures	47,416	21,073	7,650	76,139
Segment assets	1,406,184	842,500	294,260	2,542,944

	Six Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,390,593	$554,549	$1,945,142
Intersegment net revenues	60	2,330	2,390
Total segment net revenues	$1,390,653	$556,879	$1,947,532

Reconciliation of Revenue
Elimination of intersegment net revenues			(2,390)
Total consolidated net revenues			$1,945,142

Less:
Adjusted cost of sales	$1,139,887	$440,477	$1,580,364
Adjusted selling, general and administrative	153,616	92,856	246,472
Other segment items(1)	(39,745)	(13,709)	(53,454)
Adjusted EBITDA from continuing operations	$136,835	$34,925	$171,760

Total Reportable Segment Adjusted EBITDA from continuing operations			$171,760
Less:
Depreciation and amortization			69,678
Interest expense, net			32,256
Corporate and unallocated costs			18,213
Special items:
Net legal and professional expenses and settlements			37,536
Restructuring and asset-related charges, net			34,506
M&A related costs			6,178
Net gain on sale of business, property and equipment			(2,755)
Loss on extinguishment and refinancing of debt			1,449
Share-based compensation expense			10,133
Non-cash foreign exchange transaction/translation gain			(2,738)
Other special items			7,393
Loss from continuing operations, before tax			$(40,089)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022, and pension expense.
Europe - Foreign currency losses, pension expense, and energy subsidies.

	Six Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$36,891	$15,056	$17,731	$69,678
Capital expenditures	51,780	18,022	4,331	74,133
Segment assets	1,690,700	856,653	340,723	2,888,076
Note 13. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.

Common Stock - Common Stock includes the basis of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 28, 2025 and December 31, 2024, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of June 28, 2025, $175.7 million remained under the repurchase program.
During the three and six months ended June 28, 2025, we did not repurchase any shares of our Common Stock. During the three and six months ended June 29, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Weighted average outstanding shares of Common Stock basic	85,298,517	85,271,699	85,111,100	85,397,067
Restricted stock units, performance share units and options to purchase Common Stock	—	—	—	—
Weighted average outstanding shares of Common Stock diluted	85,298,517	85,271,699	85,111,100	85,397,067
For the three and six months ended June 28, 2025 and June 29, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Common Stock options	1,775,397	1,265,738	1,668,954	1,243,864
Restricted stock units	2,211,167	1,071,024	1,607,535	1,181,019
Performance share units	785,509	511,392	171,621	430,981
Note 15. Stock Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	June 28, 2025		June 29, 2024
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	—	$—
Options cancelled	30,453	$25.83	65,331	$16.31
Options exercised	—	$—	48,728	$9.87

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	901,098	$6.74	100,177	$19.21
PSUs granted	—	$—	—	$—

	Six Months Ended
	June 28, 2025		June 29, 2024
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	536,432	$9.05	365,412	$18.52
Options cancelled	72,442	$23.77	74,471	$17.67
Options exercised	—	$—	191,908	$13.02

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	2,287,399	$8.12	936,088	$18.60
PSUs granted	620,673	$9.47	417,347	$22.60
Share-based compensation expense was $4.5 million and $7.7 million for the three and six months ended June 28, 2025, respectively, and $5.0 million and $10.1 million for the three and six months ended June 29, 2024, respectively. As of June 28, 2025, we had $26.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.
Note 16. Restructuring and Asset-Related Charges
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs, net primarily consist of equipment relocation and facility restoration costs. Asset-related charges consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.
The following tables summarize the restructuring and asset-related charges, net for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 28, 2025
Restructuring severance and employee-related charges, net	$2,107	$2,383	$(11)	$4,479
Other restructuring associated costs, net	1,025	2,007	—	3,032
Asset-related charges	1,287	44	—	1,331
Other restructuring associated costs and asset-related charges, net	2,312	2,051	—	4,363
Total restructuring and asset-related charges, net	$4,419	$4,434	$(11)	$8,842
Three Months Ended June 29, 2024
Restructuring severance and employee-related charges, net	$2,062	$3,877	$355	$6,294
Other restructuring associated costs, net	2,018	1,861	—	3,879
Asset-related charges	5,147	931	196	6,274
Other restructuring associated costs and asset-related charges, net	7,165	2,792	196	10,153
Total restructuring and asset-related charges, net	$9,227	$6,669	$551	$16,447

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 28, 2025
Restructuring severance and employee-related charges, net(1)	$12,126	$4,233	$725	$17,084
Other restructuring associated costs, net	1,669	3,138	—	4,807
Asset-related charges	1,287	210	—	1,497
Other restructuring associated costs and asset-related charges, net	2,956	3,348	—	6,304
Total restructuring and asset-related charges, net	$15,082	$7,581	$725	$23,388
Six Months Ended June 29, 2024
Restructuring severance and employee-related charges, net	$10,951	$7,275	$560	$18,786
Other restructuring associated costs, net	4,108	2,419	—	6,527
Asset-related charges	8,066	931	196	9,193
Other restructuring associated costs and asset-related charges, net	12,174	3,350	196	15,720
Total restructuring and asset-related charges, net	$23,125	$10,625	$756	$34,506
(1)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which was substantially complete as of the first quarter. The charges incurred in the six months ended June 28, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations and include $3.0 million related to North America and $0.7 million related to Corporate.
The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	June 28, 2025	December 31, 2024
Balance as of January 1	$7,605	$3,375
Current period charges, net	21,891	45,377
Payments	(21,220)	(40,879)
Currency translation	504	(268)
Balance at period end	$8,780	$7,605
Restructuring accruals are expected to be paid within the next 12 months and are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In the second quarter of 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of June 28, 2025, the remaining cash outlay is expected to be $2.8 million. We were substantially complete with the facility closures at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Vista, California (Vista Composite Facility) and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring severance and employee-related charges, net(1)	$7,000	$6,986	$—	$1,726	$161	$10,546
Other restructuring associated costs, net(1)	7,000	4,564	—	1,355	53	1,355
Product-related cash charges(2)	6,100	6,119	—	2,649	134	2,649
Total cash charges	$20,100	$17,669	$—	$5,730	$348	$14,550
Asset-related charges(1)	12,300	12,261	—	3,215	—	3,215
Inventory and other product-related non-cash charges(3)	3,700	3,706	—	3,706	—	3,706
Total non-cash charges	16,000	15,967	—	6,921	—	6,921
Total costs	$36,100	$33,636	$—	$12,651	$348	$21,471

Total cash outlays(4)	$26,600	$23,755	$303	$5,679	$1,903	$5,679
(1)The charges incurred in the six months ended June 28, 2025, and three and six months ended June 29, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
(2)The product-related cash charges incurred in the six months ended June 28, 2025, and three and six months ended June 29, 2024, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges in the three and six months ended June 29, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
(4)Total cash outlays include $5.5 million of cash payments related to debt repayment for financed equipment, and a $0.9 million lease termination fee.
During 2023 and 2024, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles and rationalizing our manufacturing footprint. We plan to close two manufacturing facilities and transfer production to other facilities within Europe. During the second quarter of 2025, we announced additional plans, increasing the total estimated costs by approximately $9.8 million to $36.8 million, after identifying additional opportunities to optimize our European operating structure. As of June 28, 2025, the remaining restructuring accrual for these plans is $3.3 million and the remaining cash outlay is expected to be $12.7 million. We expect to substantially complete these initiatives by the end of 2025.
Costs and cash outlays associated with the plans are as follows:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring severance and employee-related charges, net(1)	$30,500	$21,593	$2,272	$3,825	$4,228	$7,207
Other restructuring associated costs, net(1)	5,700	5,204	22	1,830	55	2,316
Total cash charges	$36,200	$26,797	2,294	$5,655	$4,283	$9,523
Asset-related charges(1)	600	573	—	573	—	573
Total costs	$36,800	$27,370	$2,294	$6,228	$4,283	$10,096

Total cash outlays	$36,200	$23,500	$2,203	$4,864	$5,336	$7,679
(1)The charges incurred in the three and six months ended June 28, 2025 and June 29, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.

In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. As of June 28, 2025, the remaining restructuring accrual for these plans is $0.6 million and the remaining cash outlay is expected to be $6.2 million. We expect to substantially complete the facility closures by the end of 2026.
Costs and cash outlays associated with the plans are as follows:

Europe: Sheffield, England and Logstor, Denmark	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 28, 2025
Restructuring severance and employee-related charges, net(1)	$3,500	$2,150	$113	$8
Other restructuring associated costs, net(1)	8,000	3,780	2,017	3,115
Total cash charges	$11,500	$5,930	$2,130	$3,123
Asset-related charges(1)	1,900	1,054	51	217
Total costs	$13,400	$6,984	$2,181	$3,340

Total cash outlays	$11,500	$5,300	$2,285	$3,753
(1)The charges incurred in the three and six months ended June 28, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
During 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of June 28, 2025, the remaining restructuring accrual for these plans is $0.5 million and the remaining cash outlay is expected to be $0.5 million. We were substantially complete with the facility closures at the end of 2024.
Costs and cash outlays associated with the plans are as follows:

North America: Tijuana, Mexico and Vista, California (Vista Vinyl Facility)	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring severance and employee-related charges, net(1)	$7,800	$7,641	$2	$13	$9	$(311)
Other restructuring associated costs, net(1)	2,700	2,646	1	322	13	1,944
Total cash charges	$10,500	$10,287	$3	$335	$22	$1,633
Asset-related charges(1)	6,600	6,628	—	—	—	2,919
Inventory and other product-related non-cash charges	1,500	1,466	—	—	—	—
Total non-cash charges	8,100	8,094	—	—	—	2,919
Total costs	$18,600	$18,381	$3	$335	$22	$4,552

Total cash outlays	$10,400	$9,945	$1	$471	$13	$2,560
(1)The charges incurred in the three and six months ended June 28, 2025 and June 29, 2024, were included in restructuring and asset-related charges in the accompanying consolidated statements of operations.

In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. We were substantially complete with the facility closure at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 28, 2025
Restructuring severance and employee-related charges, net(1)	$1,100	$1,094	$—	$108
Other restructuring associated costs, net(1)	600	537	—	288
Total cash charges	$1,700	$1,631	$—	$396
Inventory and other product-related non-cash charges	2,100	2,112	—	—
Total costs	$3,800	$3,743	$—	$396

Total cash outlays	$1,700	$1,631	$—	$519
(1)The charges incurred in the six months ended June 28, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
In the first quarter of 2025, we announced to employees a restructuring plan to close two manufacturing facilities, located in Grinnell, Iowa and Coppell, Texas. In the second quarter of 2025, we announced additional plans to close a manufacturing facility in Chiloquin, Oregon. These three plans were actioned in a continuing effort to simplify our footprint and drive operational efficiencies. As of June 28, 2025, the remaining restructuring accrual for these plans is $3.2 million and the remaining cash outlay is expected to be $6.9 million. We expect to substantially complete the Grinnell, Iowa and Coppell, Texas facility closures by the third quarter of 2025, and we expect to substantially complete the Chiloquin, Oregon facility closure by the end of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Grinnell, Iowa, Coppell, Texas, and Chiloquin Oregon	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Six Months Ended
(amounts in thousands)			June 28, 2025	June 28, 2025
Restructuring severance and employee-related charges, net(1)	$10,000	$9,990	$1,890	$8,813
Other restructuring associated costs, net(1)	4,600	1,362	1,023	1,291
Product-related cash charges, net	400	—	—	—
Total cash charges	$15,000	$11,352	$2,913	$10,104
Asset-related charges(1)	500	429	429	429
Inventory and other product-related non-cash charges(2)	4,500	4,347	3,226	4,347
Total non-cash charges	5,000	4,776	3,655	4,776
Total costs	$20,000	$16,128	$6,568	$14,880

Total cash outlays	$15,000	$8,148	$4,014	$6,899
(1)The charges incurred in the three and six months ended June 28, 2025, were included in restructuring and asset-related charges in the accompanying consolidated statement of operations.
(2)The inventory and other product-related non-cash charges in the three and six months ended June 28, 2025, were included in cost of sales in the accompanying consolidated statement of operations.
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

(amounts in thousands)	December 31, 2024
Assets:
Accounts receivable, net	$9,072
Inventories	16,319
Other current assets	84
Property and equipment, net	64,661
Intangible assets, net	1,471
Goodwill	33,644
Operating lease assets, net	2,411
Allowance to reduce assets to estimated fair value, less costs to sell	(750)
Assets held for sale	$126,912

Liabilities:
Accounts payable	$7,431
Accrued payroll and benefits	1,013
Accrued expenses and other current liabilities	5,959
Operating lease liability	905
Liabilities held for sale	$15,308
Note 18. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Legal settlement income(1)	$(3,750)	$—	$(3,750)	$—
Pension expense	892	513	1,759	1,028
Cash received on real estate investments	(862)	(379)	(8,429)	(2,527)
Gains on commodity derivatives	(276)	—	(637)	—
Insurance reimbursement	(255)	—	(255)	(1,655)
Governmental assistance	(134)	(270)	(137)	(927)
Foreign currency (gains) losses, net	(72)	632	(281)	(835)
Income from refund of deposits for China antidumping and countervailing duties(2)	—	—	(2,859)	(2,947)
Cash received on impaired notes	—	—	—	(1,389)
JW Australia Transition Services Agreements cost recovery	—	(2,402)	—	(6,542)
Other items, net	(142)	(582)	(596)	(957)
Total other income, net	$(4,599)	$(2,488)	$(15,185)	$(16,751)
(1)Represents insurance recovery from a previously settled lawsuit.
(2)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.

Note 19. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on certain intercompany transactions and intercompany loans and interest that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $151.0 million as of June 28, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as unrealized gain/(loss) in other income, net. We recorded mark-to-market gains of $1.8 million and $1.1 million relating to foreign currency derivatives during the three and six months ended June 28, 2025, respectively. Additionally, we recorded settlements of derivative contracts in realized losses on derivatives of $1.0 million and $1.1 million in other income, net in the three and six months ended June 28, 2025, respectively. We recorded mark-to-market losses of $0.2 million and gains of $1.5 million relating to foreign currency derivatives in the three and six months ended June 29, 2024, respectively. Additionally, we recorded settlements of derivative contracts in realized losses on derivatives of $0.4 million in other income, net in the three and six months ended June 29, 2024.
Foreign currency derivatives designated as cash flow hedges – At the end of 2024 we implemented a hedging program to manage the potential changes in value associated with the amounts payable on raw material purchases that are denominated in foreign currencies to minimize the impact of the changes in foreign currencies. We have foreign currency derivative contracts, which qualify as cash flow hedges, with a total notional amount of $99.8 million. We record gains and losses for these contracts in AOCL to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our consolidated statements of operations.
No portion of these derivative contracts were deemed ineffective during the three and six months ended June 28, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market gains of $0.7 million and losses of $0.9 million during the three and six months ended June 28, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and six months ended June 29, 2024. We reclassified losses of $0.2 million previously recorded in other comprehensive income (loss) to cost of sales during the three and six months ended June 28, 2025.
As of June 28, 2025, approximately $0.5 million in losses is expected to be reclassified to earnings over the next 12 months.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, the Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases. We have commodity forward swap contracts with a total notional amount of $2.5 million as of June 28, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as unrealized gain/(loss) in other income, net. We recorded pre-tax mark-to-market gains of $0.2 million and $0.6 million relating to commodity derivatives during the three and six months ended June 28, 2025, respectively. Additionally, we recorded settlements of derivative contracts in realized gains on derivatives of $0.1 million in other income, net in the three and six months ended June 28, 2025. We did not record any pre-tax mark-to-market losses or gains during the three and six months ended June 29, 2024.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These contracts are designated as cash flow hedges; therefore, the related gains or losses are reported in AOCL and reclassified into earnings, to cost of sales, in the periods in which the hedged transactions affect earnings. We have commodity derivative contracts, which qualify as cash flow hedges, with a total notional amount of $3.8 million.
No portion of these derivative contracts were deemed ineffective during the three and six months ended June 28, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market losses of $0.1 million and gains of $0.1 million during the three and six months ended June 28, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and six months ended June 29, 2024. We reclassified nominal gains and gains of $0.4 million during the three and six months ended June 28, 2025, previously recorded in other comprehensive income (loss) to cost of sales.
As of June 28, 2025, approximately $0.1 million in gains is expected to be reclassified to earnings over the next 12 months.

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
No portion of these interest rate contracts were deemed ineffective during the three and six months ended June 28, 2025. In other comprehensive income (loss), we recorded pre-tax mark-to-market losses of $0.1 million and gains of $0.1 million during the three and six months ended June 28, 2025, respectively. We recorded pre-tax mark-to-market gains of $0.3 million and $0.7 million during the three and six months ended June 29, 2024, respectively. There were no gains or losses previously recorded in other comprehensive income (loss) that were reclassified to interest income during the three and six months ended June 28, 2025. We reclassified gains of $0.2 million and $0.3 million previously recorded in other comprehensive income (loss) to interest income during the three and six months ended June 29, 2024, respectively.
As of June 28, 2025, approximately $0.1 million in gains is expected to be reclassified to earnings over the next 12 months.
The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	June 28, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4,101	$469
Commodity contracts	Other current assets	133	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$22	$1,302
Commodity contracts	Other current assets	488	—

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	June 28, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$4,645	$135
Interest rate contracts	Accrued expenses and other current liabilities	104	101
Interest rate contracts	Deferred credits and other liabilities	—	36
Commodity contracts	Accrued expenses and other current liabilities	—	185
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$220	$2,411
Commodity contracts	Accrued expenses and other current liabilities	—	73
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	June 28, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$37,370	$37,370	$37,370	$—	$—
Derivative assets, recorded in other current assets	4,744	4,744	—	4,744	—
Deferred compensation plan assets, recorded in other assets	5,674	5,674	—	5,674	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,186,278	$1,045,889	$—	$1,045,889	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	4,969	4,969	—	4,969	—

	December 31, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$53,935	$53,935	$53,935	$—	$—
Derivative assets, recorded in other current assets	1,771	1,771	—	1,771	—
Deferred compensation plan assets, recorded in other assets	5,074	5,074	—	5,074	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,191,959	$1,145,817	$—	$1,145,817	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,905	2,905	—	2,905	—
Derivative liabilities, recorded in deferred credits and other liabilities	36	36	—	36	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of June 28, 2025, foreign currency derivative contracts, commodity derivative contracts and interest rate collar agreements; (2) as of December 31, 2024, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 19 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-Q for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of June 28, 2025 or December 31, 2024.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of June 28, 2025, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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
Wood Moulding and Millworks Products (“WMMP”) Anti-dumping and Countervailing Duty (“AD/CVD”) Investigation – On June 9, 2025, the United States Department of Commerce issued its Preliminary Results in its administrative review of wood moulding and millwork products imported from China between January 1, 2023, and January 31, 2024. The Preliminary Results found that the Company could be responsible for additional AD/CVD duties for the applicable time period. The Company and other interested parties have filed additional case briefs with the Department of Commerce arguing that the Preliminary Results are inconsistent with any evidence of products being imported for less than normal value. The Company expects that Final Results will be issued by the Department of Commerce in late 2025, or early 2026.
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

Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (the “Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. On July 14, 2023, the Company entered into an agreement in principle with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. A formal settlement agreement was executed as of March 27, 2024. In June 2025, the settlement was approved by the courts in both the Federal Court Action and the Quebec Action, thereby concluding the matters.
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
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 28, 2025 and December 31, 2024, our accrued liability for self-insured risks was $76.0 million and $83.3 million, respectively.
Indemnifications – At June 28, 2025, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $56.2 million and $70.3 million at June 28, 2025 and December 31, 2024, respectively.

Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.1 million at December 31, 2024. There was a nominal amount of short-term environmental liabilities and settlements recorded at June 28, 2025. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at June 28, 2025 and December 31, 2024.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million and $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of the responsibility between the identified PLPs, both of which could vary materially from our estimates.
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

Note 22. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024
Cash Operating Activities:
Operating leases	$23,477	$24,622
Interest payments on financing lease obligations	379	225
Cash paid for amounts included in the measurement of lease liabilities	$23,856	$24,847

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(511)	(2,817)
Change in securities for deferred compensation plan	$(511)	$(2,817)

Cash received on notes receivable	7	2
Change in notes receivable	$7	$2

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$6,199	$12,698
Property, equipment and intangibles purchased with debt	2,893	3,518
Customer accounts receivable converted to notes receivable	3	10

Cash Financing Activities:
Borrowings on long-term debt	$—	$1,225
Payments of long-term debt	(10,524)	(16,803)
Payments of debt issuance and extinguishment costs, including underwriting fees	(1,023)	(198)
Change in long-term debt and payments of debt extinguishment costs	$(11,547)	$(15,776)

Cash paid for amounts included in the measurement of finance lease liabilities	$694	$1,195

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$236	$—
Accounts payable converted to installment notes	—	5

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$13,085	$17,332
Cash interest paid	33,798	39,520

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

Recent Developments
Macroeconomic Conditions and Tariffs
Due to changing market conditions, we are experiencing, and may continue to experience, lower demand for our products, a continued demand shift to entry level products, persistent inflation and elevated interest rates. Additionally, the Company continues to actively monitor recent trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.
OBBBA
On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, modification of the business interest expense limitation, and changes to the international tax framework. We are currently assessing the impact of the legislation on our consolidated financial statements and our business.
Comparison of the Three Months Ended June 28, 2025 to the Three Months Ended June 29, 2024

	Three Months Ended
	June 28, 2025		June 29, 2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$823,729	100.0%	$986,016	100.0%
Cost of sales	680,331	82.6%	795,971	80.7%
Gross margin	143,398	17.4%	190,045	19.3%
Selling, general and administrative	148,480	18.0%	168,450	17.1%
Restructuring and asset-related charges	8,842	1.1%	16,447	1.7%
Operating (loss) income	(13,924)	(1.7)%	5,148	0.5%
Interest expense, net	16,487	2.0%	16,564	1.7%
Other income, net	(4,599)	(0.6)%	(2,488)	(0.3)%
Loss from continuing operations before taxes	(25,812)	(3.1)%	(8,928)	(0.9)%
Income tax (benefit) expense	(3,511)	(0.4)%	9,563	1.0%
Loss from continuing operations, net of tax	(22,301)	(2.7)%	(18,491)	(1.9)%
Gain on sale of discontinued operations, net of tax	776	0.1%	—	—%
Net loss	$(21,525)	(2.6)%	$(18,491)	(1.9)%
Consolidated Results
Net Revenues – Net revenues decreased $162.3 million, or 16.5%, to $823.7 million in the three months ended June 28, 2025, from $986.0 million in the three months ended June 29, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 13% and a decrease in net revenues from the court-ordered divestiture of Towanda of 5%. These were partially offset by a favorable foreign exchange impact of 1%. The decline in Core Revenues was driven by a 14% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $46.6 million, or 24.5%, to $143.4 million in the three months ended June 28, 2025, from $190.0 million in the three months ended June 29, 2024. Gross margin as a percentage of net revenues was 17.4% in the three months ended June 28, 2025, compared to 19.3% in the three months ended June 29, 2024. The decrease in gross margin percentage was primarily due to the decremental impact of volume/mix, partially offset by favorable productivity.

SG&A – SG&A decreased $20.0 million, or 11.9%, to $148.5 million in the three months ended June 28, 2025, from $168.5 million in the three months ended June 29, 2024. SG&A as a percentage of net revenues increased to 18.0% in the three months ended June 28, 2025, from 17.1% in the three months ended June 29, 2024. The decrease in SG&A was primarily due to decreased professional fees, including non-recurring transformation journey expenses, and lower labor expenses driven by a reduction in headcount.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges decreased $7.6 million, or 46.2% to $8.8 million in the three months ended June 28, 2025, from $16.4 million in the three months ended June 29, 2024. The decrease in restructuring and asset-related charges was primarily due to a decrease in charges incurred to transform the operating structure of our Europe segment and to close certain manufacturing facilities in our North America and European segments. Refer to Note 16 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, decreased $0.1 million, or 0.5%, to $16.5 million in the three months ended June 28, 2025, from $16.6 million in the three months ended June 29, 2024. The decrease in interest expense, net was primarily due to lower interest on the Term Loan Facility resulting from a partial repayment of principal during the third quarter of 2024 and lower interest rate in the current period, partially offset by a higher principal balance and higher interest rate on our Senior Notes issued during the third quarter of 2024 and maturing in 2032.
Other Income, Net – Other income, net increased $2.1 million, or 84.8%, to $4.6 million in the three months ended June 28, 2025, from $2.5 million in the three months ended June 29, 2024. Other income, net in the three months ended June 28, 2025, primarily consisted of income from a legal settlement of $3.8 million and cash received on investments in real estate of $0.9 million, partially offset by pension expense of $0.9 million. Other income, net in the three months ended June 29, 2024, primarily consisted of recovery of the JW Australia transition services costs incurred of $2.4 million. Refer to Note 18 - Other Income, Net to our consolidated financial statements included in this Form 10-Q for more information.
Income Tax (Benefit) Expense – Income tax benefit was $3.5 million in the three months ended June 28, 2025, compared to income tax expense of $9.6 million in the three months ended June 29, 2024. The effective tax rate in the three months ended June 28, 2025, was 13.6%. The effective tax rate for the three months ended June 28, 2025, was primarily driven by losses for jurisdictions for which there is a full valuation allowance in the quarter and $0.6 million of discrete tax expense attributable to share-based compensation. The effective tax rate in the three months ended June 29, 2024, was (107.1)%. The effective tax rate for the three months ended June 29, 2024, was primarily driven by $7.7 million of tax expense on uncertain tax positions relating primarily to a historical income tax audit and $2.2 million of valuation expense recorded against our U.S. state tax attributes, as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. Refer to Note 11 - Income Taxes to our consolidated financial statements included in this Form 10-Q for more information.
Gain on Sale of Discontinued Operations, net of tax – The $0.8 million gain on sale of discontinued operations, net of tax is related to the July 2, 2023, sale of JW Australia resulting from the release of the reserve associated with purchases under a supply agreement.

Comparison of the Six Months Ended June 28, 2025 to the Six Months Ended June 29, 2024

	Six Months Ended
	June 28, 2025		June 29, 2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,599,735	100.0%	$1,945,142	100.0%
Cost of sales	1,344,254	84.0%	1,582,517	81.4%
Gross margin	255,481	16.0%	362,625	18.6%
Selling, general and administrative	293,247	18.3%	351,254	18.1%
Goodwill impairment	137,721	8.6%	—	—%
Restructuring and asset-related charges	23,388	1.5%	34,506	1.8%
Operating loss	(198,875)	(12.4)%	(23,135)	(1.2)%
Interest expense, net	31,405	2.0%	32,256	1.7%
Loss on extinguishment and refinancing of debt	237	—%	1,449	0.1%
Other income, net	(15,185)	(0.9)%	(16,751)	(0.9)%
Loss from continuing operations before taxes	(215,332)	(13.5)%	(40,089)	(2.1)%
Income tax (benefit) expense	(2,893)	(0.2)%	6,132	0.3%
Loss from continuing operations, net of tax	(212,439)	(13.3)%	(46,221)	(2.4)%
Gain on sale of discontinued operations, net of tax	776	—%	—	—%
Net loss	$(211,663)	(13.2)%	$(46,221)	(2.4)%
Consolidated Results
Net Revenues – Net revenues decreased $345.4 million, or 17.8%, to $1,599.7 million in the six months ended June 28, 2025, from $1,945.1 million in the six months ended June 29, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 14% and a decrease in net revenues from the court-ordered divestiture of Towanda of 4%. The decline in Core Revenues was driven by a 15% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $107.1 million, or 29.5%, to $255.5 million in the six months ended June 28, 2025, from $362.6 million in the six months ended June 29, 2024. Gross margin as a percentage of net revenues was 16.0% in the six months ended June 28, 2025, compared to 18.6% in the six months ended June 29, 2024. The decrease in gross margin percentage was primarily due to the decremental impact of volume/mix and unfavorable productivity.
SG&A – SG&A decreased $58.0 million, or 16.5%, to $293.2 million in the six months ended June 28, 2025, from $351.3 million in the six months ended June 29, 2024. SG&A as a percentage of net revenues increased to 18.3% in the six months ended June 28, 2025, from 18.1% in the six months ended June 29, 2024. The decrease in SG&A was primarily due to a decrease in professional fees, including non-recurring transformation journey expenses, lower salaries and benefits driven by a reduction in headcount, lower amortization expense resulting from accelerated amortization in the prior year for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, as well as lower advertising and promotion expenses.
Goodwill Impairment – Goodwill impairment charges of $137.7 million in the six months ended June 28, 2025, relate to goodwill impairment charges in our North America reporting unit. Refer to Note 6 – Goodwill to our consolidated financial statements included in this Form 10-Q for more information.
Restructuring and Asset-Related Charges – Restructuring and asset-related charges decreased $11.1 million, or 32.2% to $23.4 million in the six months ended June 28, 2025, from $34.5 million in the six months ended June 29, 2024. The decrease in restructuring and asset-related charges was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, decreased $0.9 million, or 2.6%, to $31.4 million in the six months ended June 28, 2025, from $32.3 million in the six months ended June 29, 2024. The decrease in interest expense, net was primarily due to lower interest on the Term Loan Facility resulting from a partial repayment of principal during the third quarter of 2024 and lower interest rate in the current period, partially offset by a higher principal balance and higher interest rate on our Senior Notes issued during the third quarter of 2024 and maturing in 2032.

Loss on Extinguishment and Refinancing of Debt – The $0.2 million loss on extinguishment and refinancing of debt during the six months ended June 28, 2025, is associated with an amendment of our ABL Facility. The loss on extinguishment and refinancing of debt of $1.4 million in the six months ended June 29, 2024, is associated with an amendment of our Term Loan Facility. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.
Other Income, Net – Other income, net decreased $1.6 million, or 9.3%, to $15.2 million in the six months ended June 28, 2025, from $16.8 million in the six months ended June 29, 2024. Other income, net in the six months ended June 28, 2025, consisted primarily of cash received on investments in real estate of $8.4 million, income from a legal settlement of $3.8 million, and income from the refund of deposits of China antidumping and countervailing duties of $2.9 million, partially offset by pension expense of $1.8 million. Other income, net in the six months ended June 29, 2024, consisted primarily of recovery of the JW Australia transition services costs incurred of $6.5 million, income from the refund of deposits of China antidumping and countervailing duties of $2.9 million, cash received on investment in real estate of $2.5 million, insurance reimbursements of $1.7 million and cash received on impaired notes of $1.4 million, partially offset by pension expense of $1.0 million. Refer to Note 18 - Other Income, Net to our consolidated financial statements included in this Form 10-Q for more information.
Income Tax (Benefit) Expense – Income tax benefit was $2.9 million in the six months ended June 28, 2025, compared to income tax expense of $6.1 million in the six months ended June 29, 2024. The effective tax rate in the six months ended June 28, 2025, was 1.3%. The effective tax rate for the six months ended June 28, 2025, was driven primarily by the $14.2 million increase to valuation allowances on U.S. tax attributes, $8.5 million of tax expense attributable to the court-ordered divestiture of Towanda, losses for jurisdictions for which there is a full valuation allowance, offset by $9.8 million of tax benefit attributable to goodwill impairment. The effective tax rate in the six months ended June 29, 2024, was (15.3)%. The effective tax rate for the six months ended June 29, 2024, was primarily driven by $9.7 million of tax expense on uncertain tax positions from ongoing audits and $2.3 million of valuation expense recorded against our tax attributes, as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. Refer to Note 11 - Income Taxes to our consolidated financial statements included in this Form 10-Q for more information.
Gain on Sale of Discontinued Operations, net of tax – The $0.8 million gain on sale of discontinued operations, net of tax is related to the July 2, 2023, sale of JW Australia resulting from the release of the reserve associated with purchases under a supply agreement.
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
Reconciliations of income (loss) from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$8,933	$(3,962)	$(27,272)	$(22,301)
Income tax expense (benefit)	5,274	4,452	(13,237)	(3,511)
Depreciation and amortization	16,804	8,208	2,418	27,430
Interest (income) expense, net	(572)	1,587	15,472	16,487
Special items:(1)
Net legal and professional expenses and settlements	785	1,693	6,163	8,641
Restructuring and asset-related charges, net	4,419	4,434	(11)	8,842
M&A related costs	—	—	107	107
Net gain on sale of business, property and equipment	(2,174)	—	—	(2,174)
Share-based compensation expense	986	556	2,891	4,433
Other special items	294	58	712	1,064
Adjusted EBITDA from continuing operations	$34,749	$17,026	$(12,757)	$39,018
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Three Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$30,717	$(5,025)	$(44,183)	$(18,491)
Income tax expense (benefit)	12,913	10,300	(13,650)	9,563
Depreciation and amortization	18,900	7,563	1,786	28,249
Interest expense, net	616	587	15,361	16,564
Special items:(1)
Net legal and professional expenses and settlements	922	1,119	18,305	20,346
Restructuring and asset-related charges	9,227	6,669	551	16,447
M&A related (income) costs	(42)	—	5,095	5,053
Net loss (gain) on sale property and equipment	287	(159)	(18)	110
Share-based compensation expense	1,043	101	3,930	5,074
Non-cash foreign exchange transaction/translation loss (gain)	228	(2,353)	933	(1,192)
Other special items	826	1,620	670	3,116
Adjusted EBITDA from continuing operations	$75,637	$20,422	$(11,220)	$84,839
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Six Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(152,309)	$(7,415)	$(52,715)	$(212,439)
Income tax expense (benefit)	14,624	6,359	(23,876)	(2,893)
Depreciation and amortization	34,129	15,773	4,823	54,725
Interest (income) expense, net	(1,213)	1,621	30,997	31,405
Special items:(1)
Net legal and professional expenses and settlements	1,496	2,708	16,319	20,523
Goodwill impairment	137,721	—	—	137,721
Restructuring and asset-related charges, net	15,082	7,581	725	23,388
M&A related income	—	—	(506)	(506)
Net gain on sale of business, property and equipment	(2,827)	—	—	(2,827)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	1,517	998	5,146	7,661
Other special items	2,053	58	1,781	3,892
Adjusted EBITDA from continuing operations	$50,273	$27,683	$(17,069)	$60,887
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Six Months Ended June 29, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$47,002	$(5,003)	$(88,220)	$(46,221)
Income tax expense (benefit)	20,345	13,158	(27,371)	6,132
Depreciation and amortization(1)	36,891	15,056	17,731	69,678
Interest expense, net	1,318	931	30,007	32,256
Special items:(2)
Net legal and professional expenses and settlements	1,717	1,372	34,447	37,536
Restructuring and asset-related charges	23,125	10,625	756	34,506
M&A related costs	—	—	6,178	6,178
Net gain on sale of business, property and equipment	(2,551)	(186)	(18)	(2,755)
Loss on extinguishment and refinancing of debt	—	—	1,449	1,449
Share-based compensation expense	2,261	648	7,224	10,133
Non-cash foreign exchange transaction/translation loss (gain)	262	(3,296)	296	(2,738)
Other special items	6,465	1,620	(692)	7,393
Adjusted EBITDA from continuing operations	$136,835	$34,925	$(18,213)	$153,547
(1)Corporate and unallocated depreciation and amortization expense in the six months ended June 29, 2024, includes accelerated amortization of $14.1 million for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
Reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss from continuing operations, net of tax	$(22,301)	$(18,491)	(212,439)	(46,221)
Income tax (benefit) expense	(3,511)	9,563	(2,893)	6,132
Depreciation and amortization(1)	27,430	28,249	54,725	69,678
Interest expense, net	16,487	16,564	31,405	32,256
Special items:
Net legal and professional expenses and settlements(2)	8,641	20,346	20,523	37,536
Goodwill impairment(3)	—	—	137,721	—
Restructuring and asset-related charges, net(4)(5)	8,842	16,447	23,388	34,506
M&A related costs (income)(6)	107	5,053	(506)	6,178
Net (gain) loss on sale of business, property and equipment(7)	(2,174)	110	(2,827)	(2,755)
Loss on extinguishment and refinancing of debt(8)	—	—	237	1,449
Share-based compensation expense(9)	4,433	5,074	7,661	10,133
Non-cash foreign exchange transaction/translation gain(10)	—	(1,192)	—	(2,738)
Other special items(11)	1,064	3,116	3,892	7,393
Adjusted EBITDA from continuing operations	$39,018	$84,839	$60,887	$153,547
(1)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the six months ended June 29, 2024, in Corporate and unallocated costs for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

(2)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $8.1 million and $19.3 million in the three and six months ended June 28, 2025, respectively, and $18.2 million and $34.6 million in the three and six months ended June 29, 2024, respectively. For the three and six months ended June 28, 2025, these expenses primarily relate to project-based consulting fees that directly support the transformation journey that are not expected to recur in the foreseeable future. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. For the three and six months ended June 29, 2024, these expenses primarily relate to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025, for which we incurred $13.8 million and $28.4 million in the three and six months ended June 29, 2024, respectively. Expenses for this transformation consultant’s engagement, which was extended into 2025, included $0.4 million and $2.5 million in the three and six months ended June 28, 2025, respectively. Additionally, net legal and professional expenses and settlements include $(0.6) million and a nominal amount in the three and six months ended June 28, 2025, respectively, and $1.5 million and $2.6 million in the three and six months ended June 29, 2024, respectively, relating to litigation of historic legal matters.
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
(5)Product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA from continuing operations.
(6)M&A related costs (income) consist primarily of legal and professional expenses related to the court-ordered divestiture of Towanda.
(7)Net gain on sale of business, property and equipment in the three months ended June 28, 2025, primarily relates to the sale of property and equipment in Marion, North Carolina. Net gain on sale of business, property and equipment in the six months ended June 28, 2025, primarily relates to the court-ordered divestiture of Towanda and the sale of property and equipment in Marion, North Carolina. Net gain on sale of business, property and equipment in the six months ended June 29, 2024, primarily relates to the sale of property in Chile.
(8)Loss on extinguishment and refinancing of debt consists of $0.2 million in the six months ended June 28, 2025, associated with an amendment of our ABL Facility and $1.4 million in the six months ended June 29, 2024, associated with an amendment of our Term Loan Facility.
(9)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(10)Non-cash foreign exchange transaction/translation gain is primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(11)Other special items not core to ongoing business activity include: (i) in the three months ended June 29, 2024, a one-time realized foreign currency loss of $1.6 million in our Europe segment related to a cash repatriation event; (ii) the six months ended June 29, 2024, a loss of $4.3 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile in our North America segment, a one-time realized foreign currency loss of $1.6 million in our Europe segment related to a cash repatriation event, and ($1.5) million of cash received on an impaired note in Corporate and unallocated costs.

Comparison of the Three Months Ended June 28, 2025 to the Three Months Ended June 29, 2024

	Three Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	% Variance
Net revenues from external customers
North America	$555,677	$710,599	(21.8)%
Europe	268,052	275,417	(2.7)%
Total Consolidated	$823,729	$986,016	(16.5)%
Percentage of total consolidated net revenues
North America	67.5%	72.1%
Europe	32.5%	27.9%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$34,749	$75,637	(54.1)%
Europe	17,026	20,422	(16.6)%
Corporate and unallocated costs	(12,757)	(11,220)	13.7%
Total Consolidated	$39,018	$84,839	(54.0)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	6.3%	10.6%
Europe	6.4%	7.4%
Total Consolidated	4.7%	8.6%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $154.9 million, or 21.8%, to $555.7 million in the three months ended June 28, 2025, from $710.6 million in the three months ended June 29, 2024. The decrease was primarily due to a decrease in Core Revenues of 15% and a decrease in net revenues from the court-ordered divestiture of Towanda of 7%. The decrease in Core revenues was driven by a 16% decline in volume/mix due to weakened market demand, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in North America decreased $40.9 million, or 54.1%, to $34.7 million in the three months ended June 28, 2025, from $75.6 million in the three months ended June 29, 2024. The decrease was primarily due to unfavorable volume/mix, price/cost, and productivity, partially offset by lower SG&A. The decrease in SG&A was primarily due to decreased salaries and benefits driven by a reduction in headcount.
Europe
Net revenues in Europe decreased $7.4 million, or 2.7%, to $268.1 million in the three months ended June 28, 2025, from $275.4 million in the three months ended June 29, 2024. The decrease was primarily due to a decrease in Core Revenues of 8%, partially offset by a favorable foreign exchange impact of 5%. Core Revenues decreased primarily due to unfavorable volume/mix of 10% primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $3.4 million, or 16.6%, to $17.0 million in the three months ended June 28, 2025, from $20.4 million in the three months ended June 29, 2024. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity and price/cost.
Corporate and unallocated costs
Corporate and unallocated costs increased by $1.5 million, or 13.7%, to $12.8 million in the three months ended June 28, 2025, from $11.2 million in the three months ended June 29, 2024. The increase in cost was primarily due to higher hedging losses, partially offset by lower insurance expense due to favorable claims experience during the three months ended June 28, 2025.

Comparison of the Six Months Ended June 28, 2025 to the Six Months Ended June 29, 2024

	Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	Variance
Net revenues from external customers
North America	$1,086,238	$1,390,593	(21.9)%
Europe	513,497	554,549	(7.4)%
Total Consolidated	$1,599,735	$1,945,142	(17.8)%
Percentage of total consolidated net revenues
North America	67.9%	71.5%
Europe	32.1%	28.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$50,273	$136,835	(63.3)%
Europe	27,683	34,925	(20.7)%
Corporate and unallocated costs	(17,069)	(18,213)	(6.3)%
Total Consolidated	$60,887	$153,547	(60.3)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	4.6%	9.8%
Europe	5.4%	6.3%
Total Consolidated	3.8%	7.9%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $304.4 million, or 21.9%, to $1,086.2 million in the six months ended June 28, 2025, from $1,390.6 million in the six months ended June 29, 2024. The decrease was primarily due to a decrease in Core Revenues of 16% and a decrease in net revenues from the court-ordered divestiture of Towanda of 6%. The decrease in Core revenues was driven by a 17% decline in volume/mix driven by weaker market demand, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in North America decreased $86.6 million, or 63.3%, to $50.3 million in the six months ended June 28, 2025, from $136.8 million in the six months ended June 29, 2024. The decrease was primarily due to unfavorable volume/mix, price/cost, and productivity, partially offset by lower SG&A. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, lower advertising and promotion expenses, as well as lower non-transformational professional fees.
Europe
Net revenues in Europe decreased $41.1 million, or 7.4%, to $513.5 million in the six months ended June 28, 2025, from $554.5 million in the six months ended June 29, 2024. The decrease was primarily due to a decrease in Core Revenues of 9%, partially offset by a favorable foreign exchange impact of 2%. Core Revenues decreased primarily due to unfavorable volume/mix of 10%, primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $7.2 million, or 20.7%, to $27.7 million in the six months ended June 28, 2025, from $34.9 million in the six months ended June 29, 2024. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by lower SG&A and favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $1.1 million, or 6.3%, to $17.1 million in the six months ended June 28, 2025, from $18.2 million in the six months ended June 29, 2024. The decrease in cost was primarily due to an increase in cash received on investments in real estate, lower salaries and benefits driven by a reduction in headcount in the current year, and a reduction in non-transformational professional fees, partially offset by higher hedging losses and an insurance reimbursement received during the six months ended June 29, 2024.

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
As of June 28, 2025, we had total liquidity (a non-GAAP measure) of $528.0 million, consisting of $134.1 million in unrestricted cash, $393.9 million available for borrowing under the ABL Facility, compared to total liquidity of $566.7 million as of December 31, 2024. The decrease in total liquidity was primarily due to lower ABL borrowing base availability as well as a lower cash balance at June 28, 2025, compared to December 31, 2024.

As of June 28, 2025, we have $23.3 million in short-term debt obligations due in the next twelve months.
As of June 28, 2025, our cash balances, including $0.7 million of restricted cash, consisted of $23.3 million in cash located in the U.S. and $111.6 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.1 million in the three months ended June 28, 2025. A 100-basis point increase in interest rates would have increased our interest expense by $2.2 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs.
If there are outstanding borrowings against the ABL Facility, which result in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement.
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK142.5 million ($20.7 million).
As of June 28, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 28, 2025	June 29, 2024
Cash (used in) provided by:
Operating activities	$(48,931)	$40,378
Investing activities	36,837	(69,649)
Financing activities	(12,835)	(39,777)
Effect of changes in exchange rates on cash and cash equivalents	8,731	(6,460)
Net change in cash and cash equivalents	$(16,198)	$(75,508)
Cash Flows from Operations
Net cash used in operating activities was $48.9 million in the six months ended June 28, 2025, compared to cash provided by operating activities of $40.4 million in the six months ended June 29, 2024. The increase in cash used in operating activities was primarily due to the decrease in earnings of $165.4 million, inclusive of a $137.7 million non-cash goodwill impairment charge related to our North America reporting unit during the first quarter of 2025, and a $39.5 million increase in net cash used in our working capital accounts. The impact of accounts receivable, net of $38.4 million was unfavorable in the six months ended June 28, 2025, compared to the six months ended June 29, 2024, which was primarily due to the decrease in sales outpacing the decrease in accounts receivable. The $25.6 million unfavorable impact from accounts payable is primarily due to decreased inventory purchases in North America and lower payables for professional expenses associated with a transformation consultant when compared to the prior year. The $24.5 million favorable impact of inventory is primarily due to a reduction in purchases of materials in North America.
Cash Flows from Investing Activities
Net cash provided by investing activities was $36.8 million in the six months ended June 28, 2025, compared to cash used in investing activities of $69.6 million in the six months ended June 29, 2024. The change in net cash provided by investing activities was primarily driven by $110.7 million proceeds related to the court-ordered divestiture of Towanda during the six months ended June 28, 2025, partially offset by an increase in capital expenditures of $2.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $26.9 million to $12.8 million in the six months ended June 28, 2025, compared to $39.8 million in the six months ended June 29, 2024, primarily due to the repurchases of common stock of $24.3 million in the six months ended June 29, 2024 and a reduction in net debt payments and debt extinguishment costs of $4.2 million.
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
Our significant accounting policies are described in Note 1 - Description of Company and Summary of Significant Accounting Policies to the consolidated financial statements presented in our Form 10-K. Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. Our significant and critical accounting policies have not changed significantly from those disclosed in our 2024 Form 10-K.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5 - Other Information
During the three months ended June 28, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: August 6, 2025