Form 10-Q
period 2025-09-27
JELD-WEN Holding, Inc.
filed 2025-11-06
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38000
___________________________________
JELD-WEN Holding, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	93-1273278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2645 Silver Crescent Drive
Charlotte, North Carolina 28273
(Address of principal executive offices, zip code)
(704) 378-5700
(Registrant’s telephone number, including area code)
___________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 85,429,710 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2025.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs (income); net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items

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

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, True BLU®, ABS™, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPI™, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or have been used as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, Mattiovi™, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

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

Item 1 - Financial Statements
JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$809,482	$934,716	$2,409,217	$2,879,858
Cost of sales	668,568	754,845	2,012,822	2,337,362
Gross margin	140,914	179,871	396,395	542,496
Selling, general and administrative	137,705	143,294	430,952	494,548
Goodwill impairment (Note 6)	196,896	63,445	334,617	63,445
Restructuring and asset-related charges, net (Note 16)	8,837	25,540	32,225	60,046
Operating loss	(202,524)	(52,408)	(401,399)	(75,543)
Interest expense, net	17,429	16,319	48,834	48,575
Loss on extinguishment and refinancing of debt (Note 10)	—	459	237	1,908
Other income, net (Note 18)	(1,100)	(3,475)	(16,285)	(20,226)
Loss from continuing operations before taxes	(218,853)	(65,711)	(434,185)	(105,800)
Income tax expense (Note 11)	148,745	7,251	145,852	13,383
Loss from continuing operations, net of tax	(367,598)	(72,962)	(580,037)	(119,183)
(Loss) gain on sale of discontinued operations, net of tax	—	(1,440)	776	(1,440)
Net loss	$(367,598)	$(74,402)	$(579,261)	$(120,623)

Weighted average common shares outstanding (Note 14):
Basic	85,392,703	84,554,174	85,206,011	85,115,070
Diluted	85,392,703	84,554,174	85,206,011	85,115,070
Net loss per share from continuing operations
Basic	$(4.30)	$(0.86)	$(6.81)	$(1.40)
Diluted	$(4.30)	$(0.86)	$(6.81)	$(1.40)
Net (loss) income per share from discontinued operations
Basic	$—	$(0.02)	$0.01	$(0.02)
Diluted	$—	$(0.02)	$0.01	$(0.02)
Net loss per share
Basic	$(4.30)	$(0.88)	$(6.80)	$(1.42)
Diluted	$(4.30)	$(0.88)	$(6.80)	$(1.42)
Net loss per share may not sum due to rounding.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(367,598)	$(74,402)	$(579,261)	$(120,623)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $0, $(109), $0, and $1,096, respectively.	96	23,246	62,752	1,004
Foreign currency hedge adjustments, net of tax expense (benefit) of $203, $0, $(189) and $0, respectively.	206	—	(597)	—
Interest rate hedge adjustments, net of tax (benefit) expense of $(9), $327, $0, and $217, respectively.	48	(971)	73	(645)
Commodity hedge adjustments, net of tax benefit of $(34), $0, $0, and $0, respectively.	(99)	—	—	—
Defined benefit pension plans, net of tax expense (benefit) of $99, $(18), $0, and $(8), respectively.	(80)	(62)	(284)	(32)
Total other comprehensive income, net of tax:	171	22,213	61,944	327
Comprehensive loss	$(367,427)	$(52,189)	$(517,317)	$(120,296)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share data)	September 27, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$106,676	$150,337
Restricted cash	1,729	710
Accounts receivable, net (Note 3)	442,739	388,415
Inventories (Note 4)	466,854	460,107
Other current assets	80,747	73,413
Assets held for sale (Note 17)	—	126,912
Total current assets	1,098,745	1,199,894
Property and equipment, net (Note 5)	723,110	681,439
Deferred tax assets	16,155	143,284
Goodwill (Note 6)	—	315,167
Intangible assets, net (Note 7)	100,014	101,987
Operating lease assets, net	175,521	126,256
Other assets	58,209	52,142
Total assets	$2,171,754	$2,620,169
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$290,397	$264,947
Accrued payroll and benefits	88,477	89,600
Accrued expenses and other current liabilities (Note 8)	218,608	224,209
Current maturities of long-term debt (Note 10)	27,836	30,927
Liabilities held for sale (Note 17)	—	15,308
Total current liabilities	625,318	624,991
Long-term debt (Note 10)	1,154,899	1,152,449
Unfunded pension liability	26,779	21,615
Operating lease liability	156,238	105,499
Deferred credits and other liabilities	80,482	89,854
Deferred tax liabilities	14,099	5,699
Total liabilities	2,057,815	2,000,107
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,413,805 and 84,653,408 shares issued and outstanding, respectively	854	846
Additional paid-in capital	780,250	769,064
Accumulated deficit	(599,614)	(20,353)
Accumulated other comprehensive loss	(67,551)	(129,495)
Total shareholders’ equity	113,939	620,062
Total liabilities and shareholders’ equity	$2,171,754	$2,620,169
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Three Months Ended
	September 27, 2025		September 28, 2024
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,338,335	$853	84,511,647	$845
Shares issued for exercise/vesting of share-based compensation awards	88,242	1	129,761	1
Shares surrendered for tax obligations for employee share-based transactions	(12,772)	—	(23,890)	—
Balance at period end	85,413,805	$854	84,617,518	$846
Additional paid-in capital
Balance at beginning of period		$776,680		$764,603
Shares issued for exercise/vesting of share-based compensation awards		(1)		375
Shares surrendered for tax obligations for employee share-based transactions		(23)		(381)
Amortization of share-based compensation		4,267		2,459
Balance at period end		780,923		767,056
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$780,250		$766,383
(Accumulated deficit) retained earnings
Balance at beginning of period		$(232,016)		$122,446
Net loss		(367,598)		(74,402)
Balance at period end		$(599,614)		$48,044
Accumulated other comprehensive loss
Balance at beginning of period		$(67,722)		$(117,196)
Foreign currency adjustments		96		23,246
Unrealized gain on foreign currency hedges		206		—
Unrealized gain (loss) on interest rate hedges		48		(971)
Unrealized loss on commodity hedges		(99)		—
Net actuarial pension loss		(80)		(62)
Balance at period end		$(67,551)		$(94,983)

Total shareholders’ equity at period end		$113,939		$720,290

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Nine Months Ended
	September 27, 2025		September 28, 2024
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,653,408	$846	85,309,220	$853
Shares issued for exercise/vesting of share-based compensation awards	859,606	9	976,260	10
Shares repurchased	—	—	(1,600,000)	(16)
Shares surrendered for tax obligations for employee share-based transactions	(99,209)	(1)	(67,962)	(1)
Balance at period end	85,413,805	$854	84,617,518	$846
Additional paid-in capital
Balance at beginning of period		$769,737		$752,844
Shares issued for exercise/vesting of share-based compensation awards		(5)		2,866
Shares surrendered for tax obligations for employee share-based transactions		(737)		(1,246)
Amortization of share-based compensation		11,928		12,592
Balance at period end		780,923		767,056
Employee stock notes
Balance at beginning of period		(673)		(673)
Net issuances, payments and accrued interest on notes		—		—
Balance at period end		(673)		(673)
Balance at period end		$780,250		$766,383
(Accumulated deficit) retained earnings
Balance at beginning of period		$(20,353)		$192,931
Shares repurchased		—		(24,264)
Net loss		(579,261)		(120,623)
Balance at period end		$(599,614)		$48,044
Accumulated other comprehensive loss
Balance at beginning of period		$(129,495)		$(95,310)
Foreign currency adjustments		62,752		1,004
Unrealized loss on foreign currency hedges		(597)		—
Unrealized gain (loss) on interest rate hedges		73		(645)
Net actuarial pension loss		(284)		(32)
Balance at period end		$(67,551)		$(94,983)

Total shareholders’ equity at period end		$113,939		$720,290

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES
Net loss	$(579,261)	$(120,623)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	83,036	97,552
Deferred income taxes	136,601	(9,695)
Net gain on sale of business, property, and equipment	(2,360)	(8,176)
Goodwill impairment	334,617	63,445
Adjustment to carrying value of assets	5,125	18,002
Amortization of deferred financing costs	1,756	1,870
Loss on extinguishment and refinancing of debt	237	1,246
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	—	4,290
(Gain) loss on sale of discontinued operations	(1,040)	1,440
Share-based compensation expense	11,928	12,592
Recovery of cost from receipts on impaired notes	—	(1,389)
Other items, net	4,655	(5,189)
Net change in operating assets and liabilities:
Accounts receivable	(37,362)	20,399
Inventories	9,062	(1,394)
Other assets	8,206	(833)
Accounts payable and accrued expenses	(4,920)	11,008
Change in short-term and long-term tax liabilities	(7,980)	(6,520)
Net cash (used in) provided by operating activities	(37,700)	78,025
INVESTING ACTIVITIES
Purchases of property and equipment	(90,336)	(109,806)
Proceeds from sale of business, property and equipment	2,757	11,661
Purchase of intangible assets	(13,558)	(8,213)
Proceeds related to the court-ordered divestiture of Towanda	110,661	—
Recovery of cost from receipts on impaired notes	—	1,389
Cash received for notes receivable	9	31
Cash received from insurance proceeds	766	1,655
Purchase of securities for deferred compensation plan	(712)	(3,113)
Net cash provided by (used in) investing activities	9,587	(106,396)
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(20,961)	(25,595)
Common stock issued for exercise of options	4	2,876
Common stock repurchased	—	(24,280)
Payments to tax authorities for employee share-based compensation	(736)	(1,247)
Payments related to the sale of JW Australia	(812)	(2,037)
Net cash used in financing activities	(22,505)	(50,283)
Effect of foreign currency exchange rates on cash	7,976	(1,179)
Net decrease in cash and cash equivalents	(42,642)	(79,833)
Cash, cash equivalents and restricted cash, beginning	151,047	289,147
Cash, cash equivalents and restricted cash, ending	$108,405	$209,314
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
Basis of Presentation – The accompanying unaudited consolidated financial statements as of September 27, 2025, and for the three and nine months ended September 27, 2025, and September 28, 2024, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 27, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying consolidated balance sheet as of December 31, 2024, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In the second quarter of 2025, the Company received a $6.8 million cash payment from the U.S. government for the reimbursement of the ERC, $0.8 million of which was interest income. The interest income was recognized in interest expense, net in the accompanying consolidated statements of operations in the second quarter of 2025.

Recent Accounting Standards Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We have not elected to early adopt this standard. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but we currently do not expect this guidance to have a material impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of internal-use software costs under ASC 350-40. The guidance is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and can be applied prospectively, retrospectively, or with a modified transition approach. We are currently evaluating the impact of this guidance on the Company’s disclosures.
We have considered the applicability and impact of all ASUs. We have assessed the ASUs not listed above and determined that they were either not applicable or were not expected to have a material impact on our consolidated financial statements.
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
The selling price of Towanda was $115.0 million, subject to certain adjustments and closing conditions, paid in cash during the first quarter of 2025. In connection with the Asset Purchase Agreement, the Company recognized a $31.4 million goodwill impairment charge during the fourth quarter of 2024. We recorded a $0.7 million pre-tax gain on the sale of Towanda, within SG&A in our consolidated statements of operations during the first quarter of 2025. The gain is driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, which included property and equipment, net of $65.4 million, inventory of $16.7 million, trade receivables of $8.8 million, operating lease assets of $2.2 million, intangible assets, net of $1.5 million and goodwill of $33.6 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accounts payable of $9.2 million and other liabilities which were individually immaterial. We recorded $8.5 million in tax expense related to the gain from the sale within income tax expense in our consolidated statements of operations during the first quarter of 2025, of which $7.8 million was offset with a change in our tax valuation allowance in the third quarter of 2025.
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
At September 27, 2025, and December 31, 2024, we had an allowance for credit losses of $9.5 million and $9.6 million, respectively.

Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 27, 2025	December 31, 2024
Raw materials	$382,180	$380,277
Work in process	23,063	19,763
Finished goods	93,461	82,615
Inventory valuation reserves	(31,850)	(22,548)
Total inventories	$466,854	$460,107
Note 5. Property and Equipment, Net

(amounts in thousands)	September 27, 2025	December 31, 2024
Property and equipment	$2,092,731	$1,991,145
Accumulated depreciation	(1,369,621)	(1,309,706)
Total property and equipment, net	$723,110	$681,439
We recorded accelerated depreciation of our plant and equipment of $1.5 million and $2.4 million during the three and nine months ended September 27, 2025, respectively, and $7.9 million and $13.7 million during the three and nine months ended September 28, 2024, respectively, within restructuring and asset-related charges, net in the accompanying consolidated statements of operations. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-Q for more information.
The effect on our carrying value of property and equipment, net due to currency translations for foreign property and equipment, net, was an increase of $23.0 million as of September 27, 2025, compared to December 31, 2024.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of sales	$20,070	$20,628	$58,753	$61,090
Selling, general and administrative	1,193	1,192	3,528	3,440
Total depreciation expense	$21,263	$21,820	$62,281	$64,530
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

As previously disclosed, following our 2024 annual impairment test for our North America reporting unit, we concluded that, while no impairment existed as of the test date, the fair value of our reporting unit exceeded its carrying value by less than 10%. During the first quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test of its North America reporting unit as of March 29, 2025. This was due to factors that increased short term sales and EBITDA volatility, reflecting anticipated economic headwinds, deterioration of market demand versus previous expectations, and uncertainty around how potential increases in inflationary pressures on imports will impact customer demand. These factors included a decrease in the US GDP growth consensus estimate for 2025 by approximately 40 basis points from the end of 2024. Further, the National Association of Homebuilders reported that single-family starts were projected to grow 70 basis points less than previously estimated, and multifamily starts were expected to decline 6.0% in 2025, down from a 3.5% decline cited in previous reports. Additionally, during the first quarter, we saw a continued decline in the market price of our common stock, resulting in a decrease in our market capitalization. The impairment test indicated a non-cash goodwill impairment charge related to the North America reporting unit of $137.7 million, which the Company recorded in the accompanying consolidated statements of operations during the first quarter of 2025. Following this impairment charge to our North America reporting unit, the fair values of both of our reporting units approximate their carrying value.
During the third quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test of its North America and Europe reporting units as of September 27, 2025. The end of the third fiscal quarter marks the conclusion of our generally heavier seasonal sales period, and our net sales during this period were negatively impacted by weaker than previously expected market demand in each of our reporting units. This was due to increased economic headwinds, further deterioration of market demand versus previous expectations as well as the impacts of continued elevated interest rates and inflationary pressures extending the time horizon for market demand recovery. Our European business also experienced lower than expected demand in some of our larger markets as well as inventory re-balancing that impacted purchasing from our larger customers. In addition, we were unable to realize previously expected base productivity in both of our reporting units contributing to lower than expected profitability levels. As a result of these factors, the Company updated its financial forecast for the North America and Europe reporting units to reflect current and anticipated macroeconomic conditions leading to reduced revenue growth expectations and profitability. As a result of our impairment tests, all the remaining goodwill related to both the North America and Europe reporting units was determined to be fully impaired, and a $196.9 million non-cash goodwill impairment charge was recorded in the accompanying consolidated statements of operations during the third quarter of 2025.
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2024	$181,025	$250,636	$431,661
Currency translation	223	33,771	33,994
Gross carrying amount at September 27, 2025	$181,248	$284,407	$465,655

Accumulated impairment losses at December 31, 2024	$—	$(116,494)	$(116,494)
Impairment	(181,248)	(153,369)	(334,617)
Currency translation	—	(14,544)	(14,544)
Accumulated impairment losses at September 27, 2025	$(181,248)	$(284,407)	$(465,655)

Balance, net of impairment at September 27, 2025	$—	$—	$—
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 27, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,127	$(103,635)	$23,492
Software	87,459	(37,665)	49,794
Trademarks and trade names	32,750	(14,049)	18,701
Patents, licenses and rights	14,471	(6,444)	8,027
Total amortizable intangibles	$261,807	$(161,793)	$100,014

	December 31, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$119,674	$(90,073)	$29,601
Software	76,048	(30,021)	46,027
Trademarks and trade names	31,384	(12,113)	19,271
Patents, licenses and rights	12,627	(5,539)	7,088
Total amortizable intangibles	$239,733	$(137,746)	$101,987
We recorded accelerated amortization of $14.1 million during the nine months ended September 28, 2024, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024. The expense was recorded within SG&A in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $1.8 million as of September 27, 2025, compared to December 31, 2024.
Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization expense	$5,671	$4,713	$16,748	$28,536
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	September 27, 2025	December 31, 2024
Accrued sales and advertising rebates	$71,462	$74,043
Current portion of operating lease liability	31,135	32,738
Non-income related taxes	26,281	19,952
Current portion of warranty liability (Note 9)	20,222	18,394
Accrued freight	15,791	15,174
Current portion of accrued claim costs relating to self-insurance programs	14,774	15,254
Accrued interest payable	9,596	9,846
Accrued expenses	9,394	10,783
Current portion of restructuring accrual (Note 16)	8,315	7,605
Deferred revenue and customer deposits	4,703	5,404
Current portion of derivative liability (Note 19)	2,806	2,905
Accrued income taxes payable	2,099	7,433
Legal claims provision (Note 21)	2,030	4,678
Total accrued expenses and other current liabilities	$218,608	$224,209
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

An analysis of our warranty liability is as follows:

(amounts in thousands)	September 27, 2025	September 28, 2024
Balance as of January 1	$47,289	$53,247
Current period charges	6,432	14,741
Experience adjustments	—	633
Payments	(17,848)	(21,792)
Currency translation	849	(64)
Balance at period end	$36,722	$46,765
Current portion	(20,222)	(18,126)
Long-term portion	$16,500	$28,639
The most significant component of our warranty liability was in the North America segment. As of September 27, 2025, the warranty liability in the North America segment totaled $31.6 million, after discounting future estimated cash flows at rates between 3.77% and 4.34%. Without discounting, the liability would have increased by approximately $2.5 million.
Note 10. Long-Term Debt
Our long-term debt, net of original issue discounts and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	September 27, 2025 Interest Rates	September 27, 2025	December 31, 2024
Senior Notes due December 2027	4.88%	$400,000	$400,000
Term Loan Facility due July 2028	6.43%(1)	378,206	380,888
Senior Notes due September 2032	7.00%	350,000	350,000
Finance leases and other financing arrangements	1.00% - 8.28%(1)	61,703	61,071
Total debt		$1,189,909	$1,191,959
Unamortized debt issuance costs and original issue discounts		(7,174)	(8,583)
Current maturities of long-term debt		(27,836)	(30,927)
Long-term debt		$1,154,899	$1,152,449
(1)Term Loan Facility due July 2028 and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of September 27, 2025, are as follows:
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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of September 27, 2025, the outstanding principal balance, net of original issue discount, was $377.9 million.
Revolving Credit Facility
ABL Facility - Initially executed in 2014, extensions of credit under our ABL Facility are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of defaults and remedies.
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
As of September 27, 2025, we had no outstanding borrowings under the ABL Facility, $2.9 million in letters of credit, and $366.9 million available under the ABL Facility.
Mortgage Notes
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK142.5 million ($20.7 million).

Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of September 27, 2025, we had $61.7 million outstanding in this category, with maturities ranging from 2025 to 2032.
As of September 27, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was (68.0)% and (33.6)% for the three and nine months ended September 27, 2025, respectively, and (11.0)% and (12.6)% for the three and nine months ended September 28, 2024, respectively. In accordance with ASC 740-270, we recorded an income tax expense of $148.7 million and $145.9 million from continuing operations in the three and nine months ended September 27, 2025, respectively, and an income tax expense of $7.3 million and $13.4 million from continuing operations in the three and nine months ended September 28, 2024, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
The impact of significant discrete items is separately recognized in the quarter in which they occur. The tax expense for discrete items included in the tax provision for continuing operations for the three months ended September 27, 2025, was $120.8 million, compared to $4.8 million for the three months ended September 28, 2024. The discrete tax expense amounts for the three months ended September 27, 2025, comprised primarily of $115.0 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes and $5.1 million of tax expense related to withholding tax accrued on certain foreign undistributed earnings from prior years. The discrete tax expense amounts for the three months ended September 28, 2024, comprised primarily of $2.6 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes due to changes in estimated forecasted earnings and $2.4 million of tax expense due to changes in UTPs from ongoing audits.
The tax expense for discrete items included in the tax provision for continuing operations for the nine months ended September 27, 2025, was $135.8 million, compared to $16.8 million for the nine months ended September 28, 2024. The discrete tax expense amounts for the nine months ended September 27, 2025, comprised primarily of $129.2 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes. The discrete tax expense amounts for the nine months ended September 28, 2024, comprised primarily of $12.1 million of tax expense due to changes in UTPs from ongoing audits and $4.3 million attributable to an increase in the valuation allowance recorded against our tax attributes due to changes in estimated forecasted earnings.
A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions, with more weight given to historical results than to expectations of future profitability, which are inherently uncertain. During the three months ended September 27, 2025, we determined it was more likely than not that the U.S. federal and state deferred tax assets would not be realized and have recognized a full valuation allowance in the quarter. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets in the future.
Under ASC 740-10, we provide for UTPs and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to UTPs in income tax expense. As of September 27, 2025 and December 31, 2024, we had a liability for unrecognized tax benefits without regard to accrued interest of $47.9 million and $43.8 million, respectively.
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
On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, modification of the business interest expense limitation, and changes to the international tax framework. The legislation did not have a material impact on our consolidated financial statements or our business.

We continually evaluate our global cash needs and have historically maintained a partial indefinite reinvestment assertion on our post-2017 undistributed foreign earnings. Due to our current liquidity position, during the three months ended September 27, 2025, we recorded a deferred tax expense of $5.1 million on additional unremitted earnings which would be owed if these earnings were remitted to the U.S. parent where repatriation would not exceed our cost of capital. We continue to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. We continually evaluate the rising cost of capital and cash needs of the business and may update our assertion in future periods.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding the allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management, inclusive of the CODM, reviews net revenues and Adjusted EBITDA from continuing operations to evaluate segment performance and allocate resources. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs (income); net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA from continuing operations to measure operational performance by comparing historical, actual and forecasted amounts on a regular basis, and to allocate resources in the annual budget and forecasting process. Adjusted EBITDA from continuing operations is also a significant performance measure in our annual incentive compensation.
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

The following tables set forth certain information relating to our segments’ operations:

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$546,135	$263,347	$809,482
Intersegment net revenues	73	13	86
Total segment net revenues	$546,208	$263,360	$809,568

Reconciliation of Revenue
Elimination of intersegment net revenues			(86)
Total consolidated net revenues			$809,482

Less:
Adjusted cost of sales	$459,897	$208,263	$668,160
Adjusted selling, general and administrative	65,460	45,294	110,754
Other segment items(1)	(16,898)	(6,256)	(23,154)
Adjusted EBITDA from continuing operations	$37,676	$16,046	$53,722

Total Reportable Segment Adjusted EBITDA from continuing operations			$53,722
Less:
Depreciation and amortization			28,311
Interest expense, net			17,429
Corporate and unallocated costs			9,311
Special items:
Net legal and professional expenses and settlements			5,776
Goodwill impairment			196,896
Restructuring and asset-related charges, net			8,837
M&A related costs			2,373
Share-based compensation expense			4,267
Other special items			(625)
Loss from continuing operations, before tax			$(218,853)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which included:
North America - Pension expense, gain on derivatives, and foreign currency losses.
Europe - Foreign currency losses and pension expense.

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,271	$8,493	$2,547	$28,311
Capital expenditures	16,489	9,274	1,992	27,755
Segment assets	1,321,982	701,491	148,281	2,171,754

	Three Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$677,945	$256,771	$934,716
Intersegment net revenues	47	2,613	2,660
Total segment net revenues	$677,992	$259,384	$937,376

Reconciliation of Revenue
Elimination of intersegment net revenues			(2,660)
Total consolidated net revenues			$934,716

Less:
Adjusted cost of sales	$548,249	$205,951	$754,200
Adjusted selling, general and administrative	73,329	42,012	115,341
Other segment items(1)	(18,421)	(7,447)	(25,868)
Adjusted EBITDA from continuing operations	$74,788	$16,255	$91,043

Total Reportable Segment Adjusted EBITDA from continuing operations			$91,043
Less:
Depreciation and amortization			27,874
Interest expense, net			16,319
Corporate and unallocated costs			9,400
Special items:
Net legal and professional expenses and settlements			12,276
Goodwill impairment			63,445
Restructuring and asset-related charges, net			25,540
M&A related costs			3,045
Net gain on sale of business, property and equipment			(5,421)
Loss on extinguishment and refinancing of debt			459
Share-based compensation expense			2,459
Non-cash foreign exchange transaction/translation gain			(363)
Other special items			1,721
Loss from continuing operations, before tax			$(65,711)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022 and pension expense.
Europe - Pension expense and foreign currency losses.

	Three Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$18,142	$7,884	$1,848	$27,874
Capital expenditures	34,080	8,974	832	43,886
Segment assets	1,677,563	822,172	334,985	2,834,720

	Nine Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,632,373	$776,844	$2,409,217
Intersegment net revenues	106	502	608
Total segment net revenues	$1,632,479	$777,346	$2,409,825

Reconciliation of Revenue
Elimination of intersegment net revenues			(608)
Total consolidated net revenues			$2,409,217

Less:
Adjusted cost of sales	$1,393,433	$618,279	$2,011,712
Adjusted selling, general and administrative	204,944	136,231	341,175
Other segment items(1)	(53,953)	(21,395)	(75,348)
Adjusted EBITDA from continuing operations	$87,949	$43,729	$131,678

Total Reportable Segment Adjusted EBITDA from continuing operations			$131,678
Less:
Depreciation and amortization			83,036
Interest expense, net			48,834
Corporate and unallocated costs			26,380
Special items:
Net legal and professional expenses and settlements			26,299
Goodwill impairment			334,617
Restructuring and asset-related charges, net			32,225
M&A related costs			1,867
Net gain on sale of business, property and equipment			(2,827)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			11,928
Other special items			3,267
Loss from continuing operations, before tax			$(434,185)
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
Europe - Foreign currency losses and pension expense.

	Nine Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$51,400	$24,266	$7,370	$83,036
Capital expenditures	63,905	30,347	9,642	103,894
Segment assets	1,321,982	701,491	148,281	2,171,754

	Nine Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$2,068,538	$811,320	$2,879,858
Intersegment net revenues	107	4,943	5,050
Total segment net revenues	$2,068,645	$816,263	$2,884,908

Reconciliation of Revenue
Elimination of intersegment net revenues			(5,050)
Total consolidated net revenues			$2,879,858

Less:
Adjusted cost of sales	$1,688,136	$646,428	$2,334,564
Adjusted selling, general and administrative	226,945	134,868	361,813
Other segment items(1)	(58,166)	(21,156)	(79,322)
Adjusted EBITDA from continuing operations	$211,623	$51,180	$262,803

Total Reportable Segment Adjusted EBITDA from continuing operations			$262,803
Less:
Depreciation and amortization			97,552
Interest expense, net			48,575
Corporate and unallocated costs			27,613
Special items:
Net legal and professional expenses and settlements			49,812
Goodwill impairment			63,445
Restructuring and asset-related charges, net			60,046
M&A related costs			9,223
Net gain on sale of business, property and equipment			(8,176)
Loss on extinguishment and refinancing of debt			1,908
Share-based compensation expense			12,592
Non-cash foreign exchange transaction/translation gain			(3,101)
Other special items			9,114
Loss from continuing operations, before tax			$(105,800)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022 and pension expense.
Europe - Foreign currency losses, pension expense, and energy subsidies.

	Nine Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$55,033	$22,940	$19,579	$97,552
Capital expenditures	85,860	26,996	5,163	118,019
Segment assets	1,677,563	822,172	334,985	2,834,720
Note 13. Capital Stock
Preferred Stock - Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.

Common Stock - Common Stock includes the basis of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 27, 2025 and December 31, 2024, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of September 27, 2025, $175.7 million remained under the repurchase program.
During the three and nine months ended September 27, 2025, and three months ended September 28, 2024, we did not repurchase any shares of our Common Stock. During the nine months ended September 28, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted average outstanding shares of Common Stock basic	85,392,703	84,554,174	85,206,011	85,115,070
Restricted stock units, performance share units and options to purchase Common Stock	—	—	—	—
Weighted average outstanding shares of Common Stock diluted	85,392,703	84,554,174	85,206,011	85,115,070
For the three and nine months ended September 27, 2025 and September 28, 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Common Stock options	1,502,177	1,209,341	1,612,744	1,243,831
Restricted stock units	2,063,811	951,656	1,709,057	1,087,802
Performance share units	770,003	296,521	170,826	276,400

Note 15. Stock Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	September 27, 2025		September 28, 2024
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	9,900	$12.97
Options cancelled	428,353	$25.95	207,958	$21.66
Options exercised	—	$—	28,694	$13.08

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	27,586	$4.29	70,729	$14.60
PSUs granted	—	$—	16,388	$13.94

	Nine Months Ended
	September 27, 2025		September 28, 2024
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	536,432	$9.05	375,312	$18.37
Options cancelled	500,795	$25.64	282,429	$20.61
Options exercised	—	$—	220,602	$13.03

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	2,314,985	$8.09	1,006,817	$18.32
PSUs granted	620,673	$9.47	433,735	$22.27
Share-based compensation expense was $4.2 million and $11.9 million for the three and nine months ended September 27, 2025, respectively, and $2.5 million and $12.6 million for the three and nine months ended September 28, 2024, respectively. As of September 27, 2025, we had $20.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.
Note 16. Restructuring and Asset-Related Charges, Net
We engage in restructuring activities focused on improving productivity and operating margins. Restructuring costs primarily relate to costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs, net primarily consist of equipment relocation and facility restoration costs. Asset-related charges, net consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.

The following tables summarize the restructuring and asset-related charges, net for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 27, 2025
Restructuring severance and employee-related charges, net	$2,419	$669	$966	$4,054
Other restructuring associated costs, net	831	2,437	—	3,268
Asset-related charges, net	675	840	—	1,515
Other restructuring associated costs and asset-related charges, net	1,506	3,277	—	4,783
Total restructuring and asset-related charges, net	$3,925	$3,946	$966	$8,837
Three Months Ended September 28, 2024
Restructuring severance and employee-related charges, net	$5,290	$5,880	$630	$11,800
Other restructuring associated costs, net	3,025	1,906	—	4,931
Asset-related charges, net	8,809	—	—	8,809
Other restructuring associated costs and asset-related charges, net	11,834	1,906	—	13,740
Total restructuring and asset-related charges, net	$17,124	$7,786	$630	$25,540

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 27, 2025
Restructuring severance and employee-related charges, net(1)	$14,545	$4,902	$1,691	$21,138
Other restructuring associated costs, net	2,500	5,575	—	8,075
Asset-related charges, net	1,962	1,050	—	3,012
Other restructuring associated costs and asset-related charges, net	4,462	6,625	—	11,087
Total restructuring and asset-related charges, net	$19,007	$11,527	$1,691	$32,225
Nine Months Ended September 28, 2024
Restructuring severance and employee-related charges, net	$16,241	$13,155	$1,190	$30,586
Other restructuring associated costs, net	7,133	4,325	—	11,458
Asset-related charges, net	16,875	931	196	18,002
Other restructuring associated costs and asset-related charges, net	24,008	5,256	196	29,460
Total restructuring and asset-related charges, net	$40,249	$18,411	$1,386	$60,046
(1)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which was substantially completed during the same quarter. The charges recognized for the three and nine months ended September 27, 2025, are included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations. These charges include a nominal amount related to North America for the three months ended September 27, 2025, and $3.0 million related to North America and $0.7 million related to Corporate for the nine months ended September 27, 2025. In the third quarter of fiscal 2025, the Company implemented an additional reduction in force, which was substantially complete as of September 27, 2025. The charges incurred in the three and nine months ended September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations and include $1.9 million related to North America and $1.0 million related to Corporate.

The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	September 27, 2025	December 31, 2024
Balance as of January 1	$7,605	$3,375
Current period charges, net	29,214	45,377
Payments	(29,011)	(40,879)
Currency translation	507	(268)
Balance at period end	$8,315	$7,605
Restructuring accruals are expected to be paid within the next twelve months and are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
In the second quarter of 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of September 27, 2025, the remaining cash outlay is expected to be $2.4 million. We were substantially complete with the facility closures at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Vista, California (Vista Composite Facility) and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring severance and employee-related charges, net(1)	$7,000	$6,986	$—	$168	$161	$10,714
Other restructuring associated costs, net(1)	7,000	4,615	51	2,260	104	3,615
Product-related cash charges(2)	6,100	6,119	—	1,436	134	4,086
Total cash charges	$20,100	$17,720	$51	$3,864	$399	$18,415
Asset-related charges, net(1)	12,300	12,261	—	8,769	—	11,984
Inventory and other product-related non-cash charges, net(3)	3,700	3,706	—	—	—	3,706
Total non-cash charges	$16,000	$15,967	$—	$8,769	$—	$15,690
Total costs	$36,100	$33,687	$51	$12,633	$399	$34,105

Total cash outlays(4)	$26,600	$24,166	$411	$6,586	$2,314	$12,265
(1)The charges incurred in the three and nine months ended September 27, 2025, and September 28, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
(2)The product-related cash charges incurred in the nine months ended September 27, 2025, and the three and nine months ended September 28, 2024, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the nine months ended September 28, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
(4)Total cash outlays include $5.5 million of cash payments related to debt repayment for financed equipment, and a $0.9 million lease termination fee.
During 2023 and 2024, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles, and rationalizing our manufacturing footprint. In 2023, we announced plans to close two manufacturing facilities and transfer production to other facilities within Europe. We were substantially complete with the facility closures at the end of 2024.
During the third quarter of 2025, we announced additional plans after identifying further opportunities to optimize our European structure. As of September 27, 2025, the remaining restructuring accrual for these plans is $2.9 million and the remaining cash outlay is expected to be $11.3 million. We expect to substantially complete these initiatives by the end of the second quarter of 2026.

Costs and cash outlays associated with the plans are as follows:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring severance and employee-related charges, net(1)	$30,300	$22,325	$732	$5,805	$4,960	$13,012
Other restructuring associated costs, net(1)	5,700	5,224	20	1,885	75	4,201
Total cash charges	$36,000	$27,549	752	$7,690	$5,035	$17,213
Asset-related charges, net(1)	600	573	—	—	—	573
Total costs	$36,600	$28,122	$752	$7,690	$5,035	$17,786

Total cash outlays	$36,000	$24,667	$1,121	$5,629	$6,457	$13,308
(1)The charges incurred in the three and nine months ended September 27, 2025 and September 28, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. As of September 27, 2025, the remaining restructuring accrual for these plans is $0.5 million and the remaining cash outlay is expected to be $5.8 million. We expect to substantially complete the facility closures by the end of 2026.
Costs and cash outlays associated with the plans are as follows:

Europe: Sheffield, England and Logstor, Denmark	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring severance and employee-related charges, net(1)	$3,500	$2,088	$(62)	$—	$(54)	$—
Other restructuring associated costs, net(1)	10,200	6,255	2,475	—	5,590	—
Total cash charges	$13,700	$8,343	$2,413	$—	$5,536	$—
Asset-related charges, net(1)	1,900	1,117	63	—	280	—
Total costs	$15,600	$9,460	$2,476	$—	$5,816	$—

Total cash outlays	$13,700	$7,939	$2,595	$—	$6,348	$—
(1)The charges incurred in the three and nine months ended September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
During 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. As of September 27, 2025, the remaining restructuring accrual for these plans is $0.5 million and the remaining cash outlay is expected to be $0.3 million. We were substantially complete with the facility closures at the end of 2024.

Costs and cash outlays associated with the plans are as follows:

North America: Tijuana, Mexico and Vista, California (Vista Vinyl Facility)	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring severance and employee-related charges, net(1)	$7,600	$7,643	$3	$129	$12	$(182)
Other restructuring associated costs, net(1)	2,600	2,648	1	69	14	2,013
Total cash charges	$10,200	$10,291	$4	$198	$26	$1,831
Asset-related charges, net(1)	6,600	6,628	—	—	—	2,919
Inventory and other product-related non-cash charges, net	1,500	1,466	—	—	—	—
Total non-cash charges	$8,100	$8,094	$—	$—	$—	$2,919
Total costs	$18,300	$18,385	$4	$198	$26	$4,750

Total cash outlays	$10,200	$9,946	$1	$402	$14	$2,962
(1)The charges incurred in the three and nine months ended September 27, 2025, and September 28, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. We were substantially complete with the facility closure at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring severance and employee-related charges, net(1)	$1,100	$1,094	$—	$1,087	$108	$1,087
Other restructuring associated costs, net(1)	500	537	—	239	288	239
Total cash charges	$1,600	$1,631	$—	$1,326	$396	$1,326
Inventory and other product-related non-cash charges, net	2,100	2,112	—	—	—	—
Total costs	$3,700	$3,743	$—	$1,326	$396	$1,326

Total cash outlays	$1,600	$1,631	$—	$311	$519	$311
(1)The charges incurred in the nine months ended September 27, 2025, and three and nine months ended September 28, 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
In the first quarter of 2025, we announced to employees a restructuring plan to close two manufacturing facilities, located in Grinnell, Iowa and Coppell, Texas. In the second quarter of 2025, we announced additional plans to close a manufacturing facility in Chiloquin, Oregon. These three plans were actioned in a continuing effort to simplify our footprint and drive operational efficiencies. As of September 27, 2025, the remaining restructuring accrual for these plans is $1.3 million and the remaining cash outlay is expected to be $4.0 million. We substantially completed the Coppell, Texas facility closure as of the end of the third quarter of 2025, and we expect to substantially complete the Grinnell, Iowa and Chiloquin, Oregon facility closures by the end of 2026.

Costs and cash outlays associated with the plans are as follows:

North America: Grinnell, Iowa, Coppell, Texas, and Chiloquin Oregon	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended	Costs in the Nine Months Ended
(amounts in thousands)			September 27, 2025	September 27, 2025
Restructuring severance and employee-related charges, net(1)	$10,200	$10,190	$199	$9,012
Other restructuring associated costs, net(1)	4,900	2,141	779	2,070
Product-related cash charges, net(2)	600	600	600	600
Total cash charges	$15,700	$12,931	$1,578	$11,682
Asset-related charges, net(1)	2,600	1,104	675	1,104
Inventory and other product-related non-cash charges, net(3)	4,100	2,927	(1,420)	2,927
Total non-cash charges	$6,700	$4,031	$(745)	$4,031
Total costs	$22,400	$16,962	$833	$15,713

Total cash outlays	$15,700	$11,679	$3,531	$10,430
(1)The charges incurred in the three and nine months ended September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
(2)The product-related cash charges incurred in the three and nine months ended September 27, 2025, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the three and nine months ended September 27, 2025, were included in cost of sales in the accompanying consolidated statement of operations.
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

(amounts in thousands)	December 31, 2024
Assets:
Accounts receivable, net	$9,072
Inventories	16,319
Other current assets	84
Property and equipment, net	64,661
Intangible assets, net	1,471
Goodwill	33,644
Operating lease assets, net	2,411
Allowance to reduce assets to estimated fair value, less costs to sell	(750)
Assets held for sale	$126,912

Liabilities:
Accounts payable	$7,431
Accrued payroll and benefits	1,013
Accrued expenses and other current liabilities	5,959
Operating lease liability	905
Liabilities held for sale	$15,308

Note 18. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash received on real estate investments	$(2,933)	$(3,210)	$(11,362)	$(5,737)
Foreign currency losses (gains), net	1,917	(311)	1,636	(1,145)
Pension expense	893	484	2,652	1,512
Insurance reimbursements	(511)	—	(766)	(1,655)
Gains on commodity derivatives	(288)	—	(925)	—
Governmental assistance	—	—	(137)	(927)
Legal settlement income(1)	—	—	(3,750)	—
Income from refund of deposits for China antidumping and countervailing duties(2)	—	(239)	(2,859)	(3,186)
Cash received on impaired notes	—	—	—	(1,389)
JW Australia Transition Services Agreements cost recovery	—	(27)	—	(6,569)
Other items, net	(178)	(172)	(774)	(1,130)
Total other income, net	$(1,100)	$(3,475)	$(16,285)	$(20,226)
(1)Represents insurance recovery from a previously settled lawsuit.
(2)Represents the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.
Note 19. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to the impact of foreign currency fluctuations. To the extent borrowings, sales, purchases, or other transactions are not executed in the local currency of the operating unit, we are exposed to foreign currency risk. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate the exposure, we may enter into a variety of foreign currency derivative contracts. To manage the effect of exchange fluctuations on certain intercompany transactions and intercompany loans and interest that are denominated in foreign currencies, we have foreign currency derivative contracts with a total notional amount of $260.1 million as of September 27, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other income, net on our consolidated statements of operations.
Foreign currency derivatives designated as cash flow hedges – At the end of 2024 we implemented a hedging program to manage the potential changes in value associated with the amounts payable on raw material purchases that are denominated in foreign currencies to minimize the impact of the changes in foreign currencies. We have foreign currency derivative contracts, which qualify as cash flow hedges, with a total notional amount of $44.8 million. We record gains and losses for these contracts in AOCL to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our consolidated statements of operations.
No portion of these derivative contracts were deemed ineffective during the three and nine months ended September 27, 2025. In other comprehensive income, we recorded pre-tax mark-to-market gains of $0.5 million and losses of $0.4 million during the three and nine months ended September 27, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and nine months ended September 28, 2024.
As of September 27, 2025, approximately $0.3 million in unrealized losses is expected to be reclassified to earnings over the next 12 months.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, the Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases. We have commodity forward swap contracts with a total notional amount of $1.3 million as of September 27, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other income, net on our consolidated statements of operations.

Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to the price changes of certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, the Company enters into commodity forward swap contracts. These contracts are designated as cash flow hedges; therefore, the related gains or losses are reported in AOCL and reclassified into earnings, to cost of sales, in the periods in which the hedged transactions affect earnings. In other comprehensive income, we recorded pre-tax mark-to-market losses of $0.1 million and no pre-tax mark-to-market gains or losses during the three and nine months ended September 27, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and nine months ended September 28, 2024.
As of September 27, 2025, no unrealized gains or losses are expected to be reclassified to earnings over the next 12 months.
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
No portion of these interest rate contracts were deemed ineffective during the three and nine months ended September 27, 2025. In other comprehensive income, we did not record any pre-tax mark-to-market losses or gains during the three months ended September 27, 2025. We recorded pre-tax mark-to-market losses of $0.1 million during the nine months ended September 27, 2025. We recorded pre-tax mark-to-market losses of $1.1 million and $0.4 million during the three and nine months ended September 28, 2024, respectively.
As of September 27, 2025, no unrealized gains or losses are expected to be reclassified to earnings over the next twelve months.
The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	September 27, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,367	$469
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$304	$1,302
Commodity contracts	Other current assets	444	—

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	September 27, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$2,537	$135
Interest rate contracts	Accrued expenses and other current liabilities	65	101
Interest rate contracts	Deferred credits and other liabilities	—	36
Commodity contracts	Accrued expenses and other current liabilities	—	185
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$204	$2,411
Commodity contracts	Accrued expenses and other current liabilities	—	73

The effect of derivative instruments in the consolidated statements of operations is as follows:

	Location of Gain (Loss) Recognized in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
(amounts in thousands)		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Cost of sales	$(183)	$—	$(347)	$—
Interest rate contracts	Interest expense, net	—	205	—	485
Commodity contracts	Cost of sales	52	—	462	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income, net	2,417	(1,872)	2,366	(835)
Commodity contracts	Other income, net	288	—	925	—
Total		$2,574	$(1,667)	$3,406	$(350)
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	September 27, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$43,210	$43,210	$43,210	$—	$—
Derivative assets, recorded in other current assets	3,115	3,115	—	3,115	—
Deferred compensation plan assets, recorded in other assets	5,877	5,877	—	5,877	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,189,909	$1,131,634	$—	$1,131,634	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,806	2,806	—	2,806	—

	December 31, 2024
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$53,935	$53,935	$53,935	$—	$—
Derivative assets, recorded in other current assets	1,771	1,771	—	1,771	—
Deferred compensation plan assets, recorded in other assets	5,074	5,074	—	5,074	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,191,959	$1,145,817	$—	$1,145,817	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	2,905	2,905	—	2,905	—
Derivative liabilities, recorded in deferred credits and other liabilities	36	36	—	36	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of September 27, 2025, foreign currency derivative contracts, commodity derivative contracts and interest rate collar agreements; (2) as of December 31, 2024, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 19 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-Q for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of September 27, 2025 or December 31, 2024.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 27, 2025, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) in light of changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025. On February 6, 2025, JELD-WEN filed a notice of appeal. The parties’ appellate briefing completed on September 3, 2025, and oral argument is currently scheduled for late January 2026.
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
Canadian Antitrust Litigation – On May 15, 2020, Développement Émeraude Inc., on behalf of itself and others similarly situated, filed a putative class action lawsuit against the Company and Masonite in the Superior Court of the Province of Quebec, Canada, which was served on us on September 18, 2020 (the “Quebec Action”). The putative class consists of any person in Canada who, since October 2012, purchased one or more interior molded doors from the Company or Masonite. The suit alleges an illegal conspiracy between the Company and Masonite to agree on prices, the distribution of market shares and/or the production levels of interior molded doors and that the plaintiffs suffered damages in that they were charged and paid higher prices for interior molded doors than they would have had to pay but for the alleged anti-competitive conduct. The plaintiffs are seeking compensatory and punitive damages, attorneys’ fees and costs. On September 9, 2020, Kate O’Leary Swinkels, on behalf of herself and others similarly situated, filed a putative class action against the Company and Masonite in the Federal Court of Canada, which was served on us on September 29, 2020 (the “Federal Court Action”). The Federal Court Action makes substantially similar allegations to the Quebec Action, and the putative class is represented by the same counsel. In February 2021, the plaintiff in the Federal Court Action issued a proposed Amended Statement of Claim that replaced the named plaintiff, Kate O’Leary Swinkels, with David Regan. The plaintiff has sought a stay of the Quebec Action while the Federal Court Action proceeds. On July 14, 2023, the Company entered into an agreement in principle with class counsel to resolve both actions for an immaterial amount, which the Company recorded in the second quarter of 2023. A formal settlement agreement was executed as of March 27, 2024. In June 2025, the settlement was approved by the courts in both the Federal Court Action and the Quebec Action, thereby concluding the matters.
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
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 27, 2025 and December 31, 2024, our accrued liability for self-insured risks was $71.8 million and $83.3 million, respectively.

Indemnifications – At September 27, 2025, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $60.0 million and $70.3 million at September 27, 2025 and December 31, 2024, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $0.1 million at December 31, 2024. There was a nominal amount of short-term environmental liabilities and settlements recorded at September 27, 2025. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $11.8 million at September 27, 2025 and December 31, 2024.
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

Note 22. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024
Cash Operating Activities:
Operating leases	$36,216	$35,397
Interest payments on financing lease obligations	588	377
Cash paid for amounts included in the measurement of lease liabilities	$36,804	$35,774

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(712)	(3,113)
Change in securities for deferred compensation plan	$(712)	$(3,113)

Cash received on notes receivable	9	31
Change in notes receivable	$9	$31

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$5,798	$13,378
Property, equipment and intangibles purchased with debt	4,260	7,272
Customer accounts receivable converted to notes receivable	3	393
Consideration receivable from sale of business	—	2,000

Cash Financing Activities:
Borrowings on long-term debt	$1,917	$351,225
Payments of long-term debt	(21,812)	(371,536)
Payments of debt issuance and extinguishment costs, including underwriting fees	(1,066)	(5,284)
Change in long-term debt and payments of debt extinguishment costs	$(20,961)	$(25,595)

Cash paid for amounts included in the measurement of finance lease liabilities	$2,283	$1,865

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$12,479	$—
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	2	—
Accounts payable converted to installment notes	—	5

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$17,301	$29,575
Cash interest paid	52,916	49,469
Note 23. Subsequent Events
Management of the Company evaluated events that occurred after the balance sheet dates through the date these consolidated financial statements were issued.
On November 3, 2025, we announced that the Company has initiated a process to explore strategic alternatives for its Europe business to maximize shareholder value. This process is continuing as of the date of this filing. There can be no assurance that this process will result in any transaction or other strategic change or as to the timing of any such potential agreement or transaction.

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
•Results of Operations. This section provides our analysis and outlook for the significant line items on our consolidated statements of operations, as well as highlights key events or changes since the reporting period that may affect our financial condition, results, or future outlook.
•Segment Results and Non-GAAP Reconciliations. This section provides other information that we deem meaningful to an understanding of our financial results on both a consolidated basis and a reportable segment basis. It also includes non-GAAP financial measures used by management to assess our performance and make decisions regarding the allocation of resources, along with reconciliations to the most directly comparable GAAP financial measures.
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
Reportable Segments
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
OBBBA
On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, modification of the business interest expense limitation, and changes to the international tax framework. The legislation did not have a material impact on our consolidated financial statements or our business.
Comparison of the Three Months Ended September 27, 2025 to the Three Months Ended September 28, 2024

	Three Months Ended
	September 27, 2025		September 28, 2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$809,482	100.0%	$934,716	100.0%
Cost of sales	668,568	82.6%	754,845	80.8%
Gross margin	140,914	17.4%	179,871	19.2%
Selling, general and administrative	137,705	17.0%	143,294	15.3%
Goodwill impairment	196,896	24.3%	63,445	6.8%
Restructuring and asset-related charges, net	8,837	1.1%	25,540	2.7%
Operating loss	(202,524)	(25.0)%	(52,408)	(5.6)%
Interest expense, net	17,429	2.2%	16,319	1.7%
Loss on extinguishment and refinancing of debt	—	—%	459	—%
Other income, net	(1,100)	(0.1)%	(3,475)	(0.4)%
Loss from continuing operations before taxes	(218,853)	(27.0)%	(65,711)	(7.0)%
Income tax expense	148,745	18.4%	7,251	0.8%
Loss from continuing operations, net of tax	(367,598)	(45.4)%	(72,962)	(7.8)%
Loss on sale of discontinued operations, net of tax	—	—%	(1,440)	(0.2)%
Net loss	$(367,598)	(45.4)%	$(74,402)	(8.0)%
Consolidated Results
Net Revenues – Net revenues decreased $125.2 million, or 13.4%, to $809.5 million in the three months ended September 27, 2025, from $934.7 million in the three months ended September 28, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 10% and a decrease in net revenues from the court-ordered divestiture of Towanda of 5%. These were partially offset by a favorable foreign exchange impact of 2%. The decline in Core Revenues was driven by an 11% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $39.0 million, or 21.7%, to $140.9 million in the three months ended September 27, 2025, from $179.9 million in the three months ended September 28, 2024. Gross margin as a percentage of net revenues was 17.4% in the three months ended September 27, 2025, compared to 19.2% in the three months ended September 28, 2024. The decrease in gross margin percentage was primarily due to the decremental impact of volume/mix and negative price/cost, partially offset by favorable productivity.

SG&A – SG&A decreased $5.6 million, or 3.9%, to $137.7 million in the three months ended September 27, 2025, from $143.3 million in the three months ended September 28, 2024. SG&A as a percentage of net revenues increased to 17.0% in the three months ended September 27, 2025, from 15.3% in the three months ended September 28, 2024. The decrease in SG&A was primarily due to decreased professional fees, including non-recurring transformation journey expenses, and lower advertising and promotion expenses, partially offset by higher performance-based variable compensation expense and a net gain on the sale of our St. Kitts business recorded in the prior year.
Goodwill Impairment – Goodwill impairment charges of $196.9 million in the three months ended September 27, 2025, relate to goodwill impairment charges associated with our North America and Europe reporting units. Goodwill impairment charges of $63.4 million in the three months ended September 28, 2024, relate to goodwill impairment charges associated with our Europe reporting unit. For more information, refer to Note 6 – Goodwill of our consolidated financial statements included in this Form 10-Q.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $16.7 million, or 65.4% to $8.8 million in the three months ended September 27, 2025, from $25.5 million in the three months ended September 28, 2024. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to transform the operating structure of our Europe segment and to close certain manufacturing facilities in our North America and Europe segments. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, increased $1.1 million, or 6.8%, to $17.4 million in the three months ended September 27, 2025, from $16.3 million in the three months ended September 28, 2024. The increase in interest expense, net was primarily due to a decrease in interest income due to lower cash equivalents balances and higher principal balance and a higher interest rate on our Senior Notes issued during the third quarter of 2024 and maturing in 2032, partially offset by lower interest on the Term Loan Facility resulting from a partial repayment of principal during the third quarter of 2024 and a lower interest rate in the current period.
Other Income, Net – Other income, net decreased $2.4 million, or 68.3%, to $1.1 million in the three months ended September 27, 2025, from $3.5 million in the three months ended September 28, 2024. Other income, net in the three months ended September 27, 2025, consisted primarily of cash received on real estate investments of $2.9 million, partially offset by foreign currency losses, net of $1.9 million. Other income, net in the three months ended September 28, 2024, consisted primarily of cash received on real estate investments of $3.2 million. Refer to Note 18 - Other Income, Net to our consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense – Income tax expense was $148.7 million in the three months ended September 27, 2025, compared to $7.3 million in the three months ended September 28, 2024. The effective tax rate in the three months ended September 27, 2025, was (68.0)%. The effective tax rate for the three months ended September 27, 2025, was primarily driven by losses for jurisdictions for which there is a full valuation allowance in the quarter, $115.0 million of discrete tax expense attributable to the valuation allowance on domestic tax attributes, and $5.1 million of discrete tax expense related to withholding tax accrued on certain foreign undistributed earnings from prior years. The effective tax rate in the three months ended September 28, 2024, was (11.0)%. The effective tax rate for the three months ended September 28, 2024, was primarily driven by $2.6 million of valuation expense recorded against our U.S. state tax attributes, $2.4 million of tax expense on uncertain tax positions relating primarily to a historical income tax audit, and losses for jurisdictions for which there is a full valuation allowance in the quarter. Refer to Note 11 - Income Taxes to our consolidated financial statements included in this Form 10-Q for more information.
Loss on Sale of Discontinued Operations, net of tax – The $1.4 million loss on sale of discontinued operations, net of tax in the three months ended September 28, 2024, is related to the July 2, 2023, sale of JW Australia and is due to settlement of an outstanding tax liability related to JW Australia.

Comparison of the Nine Months Ended September 27, 2025 to the Nine Months Ended September 28, 2024

	Nine Months Ended
	September 27, 2025		September 28, 2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,409,217	100.0%	$2,879,858	100.0%
Cost of sales	2,012,822	83.5%	2,337,362	81.2%
Gross margin	396,395	16.5%	542,496	18.8%
Selling, general and administrative	430,952	17.9%	494,548	17.2%
Goodwill impairment	334,617	13.9%	63,445	2.2%
Restructuring and asset-related charges, net	32,225	1.3%	60,046	2.1%
Operating loss	(401,399)	(16.7)%	(75,543)	(2.6)%
Interest expense, net	48,834	2.0%	48,575	1.7%
Loss on extinguishment and refinancing of debt	237	—%	1,908	0.1%
Other income, net	(16,285)	(0.7)%	(20,226)	(0.7)%
Loss from continuing operations before taxes	(434,185)	(18.0)%	(105,800)	(3.7)%
Income tax expense	145,852	6.1%	13,383	0.5%
Loss from continuing operations, net of tax	(580,037)	(24.1)%	(119,183)	(4.1)%
Gain (loss) on sale of discontinued operations, net of tax	776	—%	(1,440)	(0.1)%
Net loss	$(579,261)	(24.0)%	$(120,623)	(4.2)%
Consolidated Results
Net Revenues – Net revenues decreased $470.6 million, or 16.3%, to $2,409.2 million in the nine months ended September 27, 2025, from $2,879.9 million in the nine months ended September 28, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 13% and a decrease in net revenues from the court-ordered divestiture of Towanda of 4%. The decline in Core Revenues was driven by a 14% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $146.1 million, or 26.9%, to $396.4 million in the nine months ended September 27, 2025, from $542.5 million in the nine months ended September 28, 2024. Gross margin as a percentage of net revenues was 16.5% in the nine months ended September 27, 2025, compared to 18.8% in the nine months ended September 28, 2024. The decrease in gross margin percentage was primarily due to the decremental impact of volume/mix and negative price/cost, partially offset by favorable productivity.
SG&A – SG&A decreased $63.6 million, or 12.9%, to $431.0 million in the nine months ended September 27, 2025, from $494.5 million in the nine months ended September 28, 2024. SG&A as a percentage of net revenues increased to 17.9% in the nine months ended September 27, 2025, from 17.2% in the nine months ended September 28, 2024. The decrease in SG&A was primarily due to a decrease in professional fees, including non-recurring transformation journey expenses, lower salaries and benefits driven by a reduction in headcount, lower amortization expense resulting from accelerated amortization in the prior year for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024, as well as lower advertising and promotion expenses. These were partially offset by higher performance-based variable compensation expense and a net gain on the sale of our St. Kitts business recorded in the prior year.
Goodwill Impairment – Goodwill impairment charges of $334.6 million in the nine months ended September 27, 2025, relate to goodwill impairment charges associated with our North America and Europe reporting units. Goodwill impairment charges of $63.4 million in the nine months ended September 28, 2024, relate to goodwill impairment charges associated with our Europe reporting unit. Refer to Note 6 – Goodwill to our consolidated financial statements included in this Form 10-Q for more information.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $27.8 million, or 46.3% to $32.2 million in the nine months ended September 27, 2025, from $60.0 million in the nine months ended September 28, 2024. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-Q for more information.

Interest Expense, Net – Interest expense, net, increased $0.3 million, or 0.5%, to $48.8 million in the nine months ended September 27, 2025, from $48.6 million in the nine months ended September 28, 2024. The increase in interest expense, net was primarily due to a higher principal balance and a higher interest rate on our Senior Notes issued during the third quarter of 2024 and maturing in 2032 and a decrease in interest income due to lower cash equivalents balances, partially offset by lower interest on the Term Loan Facility resulting from a partial repayment of principal during the third quarter of 2024 and a lower interest rate in the current period.
Loss on Extinguishment and Refinancing of Debt – The $0.2 million loss on extinguishment and refinancing of debt during the nine months ended September 27, 2025, is associated with an amendment of our ABL Facility. The loss on extinguishment and refinancing of debt of $1.9 million in the nine months ended September 28, 2024, is associated with an amendment of our Term Loan Facility as well as the redemption of the remaining $200.0 million of our 4.63% Senior Notes. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.
Other Income, Net – Other income, net decreased $3.9 million, or 19.5%, to $16.3 million in the nine months ended September 27, 2025, from $20.2 million in the nine months ended September 28, 2024. Other income, net in the nine months ended September 27, 2025, consisted primarily of cash received on real estate investments of $11.4 million, legal settlement income of $3.8 million, and income from the refund of deposits for China antidumping and countervailing duties of $2.9 million, partially offset by pension expense of $2.7 million and foreign currency losses, net of $1.6 million. Other income, net in the nine months ended September 28, 2024, consisted primarily of recovery of the JW Australia transition services costs incurred of $6.6 million, cash received on real estate investments of $5.7 million, income from the refund of deposits of China antidumping and countervailing duties of $3.2 million, insurance reimbursements of $1.7 million, cash received on impaired notes of $1.4 million, and foreign currency gains, net of $1.1 million, partially offset by pension expense of $1.5 million. Refer to Note 18 - Other Income, Net to our consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense – Income tax expense was $145.9 million in the nine months ended September 27, 2025, compared to $13.4 million in the nine months ended September 28, 2024. The effective tax rate in the nine months ended September 27, 2025, was (33.6)%. The effective tax rate for the nine months ended September 27, 2025, was driven primarily by the $129.2 million increase to valuation allowances on U.S. tax attributes. The effective tax rate in the nine months ended September 28, 2024, was (12.6)%. The effective tax rate for the nine months ended September 28, 2024, was primarily driven by $12.1 million of tax expense on uncertain tax positions from ongoing audits and $4.3 million of valuation expense recorded against our tax attributes, as well as losses for jurisdictions for which there is a full valuation allowance in the quarter. Refer to Note 11 - Income Taxes to our consolidated financial statements included in this Form 10-Q for more information.
Gain (Loss) on Sale of Discontinued Operations, net of tax – The $0.8 million gain and $1.4 million loss on sale of discontinued operations, net of tax in the nine months ended September 27, 2025, and nine months ended September 28, 2024, respectively, is related to the July 2, 2023, sale of JW Australia. The $0.8 million incurred in the nine months ended September 27, 2025, is due to a release of reserve associated with purchases under a supply agreement in the second quarter of 2025. The $1.4 million incurred in the nine months ended September 28, 2024, is related to settlement of an outstanding tax liability related to JW Australia.
Segment Results and Non-GAAP Reconciliations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding the allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs (income); net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; non-cash foreign exchange transaction/translation (gain) loss; and other special items. We use Adjusted EBITDA from continuing operations because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of income (loss) from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(181,253)	$(153,382)	$(32,963)	$(367,598)
Income tax expense (benefit)	151,924	441	(3,620)	148,745
Depreciation and amortization	17,271	8,493	2,547	28,311
Interest expense, net	243	960	16,226	17,429
Special items:(1)
Net legal and professional expenses and settlements	1,147	1,542	3,087	5,776
Goodwill impairment	43,527	153,369	—	196,896
Restructuring and asset-related charges, net	3,925	3,946	966	8,837
M&A related costs	—	—	2,373	2,373
Share-based compensation expense	598	679	2,990	4,267
Other special items	294	(2)	(917)	(625)
Adjusted EBITDA from continuing operations	$37,676	$16,046	$(9,311)	$44,411
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Three Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$35,781	$(66,662)	$(42,081)	$(72,962)
Income tax expense (benefit)	6,455	2,626	(1,830)	7,251
Depreciation and amortization	18,142	7,884	1,848	27,874
Interest expense (income), net	819	(14)	15,514	16,319
Special items:(1)
Net legal and professional expenses and settlements	619	995	10,662	12,276
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges, net	17,124	7,786	630	25,540
M&A related costs	—	—	3,045	3,045
Net (gain) loss on sale of business, property and equipment	(5,288)	33	(166)	(5,421)
Loss on extinguishment and refinancing of debt	—	—	459	459
Share-based compensation expense	349	346	1,764	2,459
Non-cash foreign exchange transaction/translation loss (gain)	53	(475)	59	(363)
Other special items	734	291	696	1,721
Adjusted EBITDA from continuing operations	$74,788	$16,255	$(9,400)	$81,643
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Nine Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(333,562)	$(160,797)	$(85,678)	$(580,037)
Income tax expense (benefit)	166,548	6,800	(27,496)	145,852
Depreciation and amortization	51,400	24,266	7,370	83,036
Interest (income) expense, net	(970)	2,581	47,223	48,834
Special items:(1)
Net legal and professional expenses and settlements	2,643	4,250	19,406	26,299
Goodwill impairment	181,248	153,369	—	334,617
Restructuring and asset-related charges, net	19,007	11,527	1,691	32,225
M&A related costs	—	—	1,867	1,867
Net gain on sale of business, property and equipment	(2,827)	—	—	(2,827)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	2,115	1,677	8,136	11,928
Other special items	2,347	56	864	3,267
Adjusted EBITDA from continuing operations	$87,949	$43,729	$(26,380)	$105,298
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Nine Months Ended September 28, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$82,783	$(71,665)	$(130,301)	$(119,183)
Income tax expense (benefit)	26,800	15,784	(29,201)	13,383
Depreciation and amortization(1)	55,033	22,940	19,579	97,552
Interest expense, net	2,137	917	45,521	48,575
Special items:(2)
Net legal and professional expenses and settlements	2,336	2,367	45,109	49,812
Goodwill impairment	—	63,445	—	63,445
Restructuring and asset-related charges, net	40,249	18,411	1,386	60,046
M&A related costs	—	—	9,223	9,223
Net gain on sale of business, property and equipment	(7,839)	(153)	(184)	(8,176)
Loss on extinguishment and refinancing of debt	—	—	1,908	1,908
Share-based compensation expense	2,610	994	8,988	12,592
Non-cash foreign exchange transaction/translation loss (gain)	315	(3,771)	355	(3,101)
Other special items	7,199	1,911	4	9,114
Adjusted EBITDA from continuing operations	$211,623	$51,180	$(27,613)	$235,190
(1)Corporate and unallocated depreciation and amortization expense in the nine months ended September 28, 2024, includes accelerated amortization of $14.1 million for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
Reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from continuing operations, net of tax	$(367,598)	$(72,962)	(580,037)	(119,183)
Income tax expense	148,745	7,251	145,852	13,383
Depreciation and amortization(1)	28,311	27,874	83,036	97,552
Interest expense, net	17,429	16,319	48,834	48,575
Special items:
Net legal and professional expenses and settlements(2)	5,776	12,276	26,299	49,812
Goodwill impairment(3)	196,896	63,445	334,617	63,445
Restructuring and asset-related charges, net(4)(5)	8,837	25,540	32,225	60,046
M&A related costs(6)	2,373	3,045	1,867	9,223
Net gain on sale of business, property and equipment(7)	—	(5,421)	(2,827)	(8,176)
Loss on extinguishment and refinancing of debt(8)	—	459	237	1,908
Share-based compensation expense(9)	4,267	2,459	11,928	12,592
Non-cash foreign exchange transaction/translation gain(10)	—	(363)	—	(3,101)
Other special items(11)	(625)	1,721	3,267	9,114
Adjusted EBITDA from continuing operations	$44,411	$81,643	$105,298	$235,190
(1)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the nine months ended September 28, 2024, in Corporate and unallocated costs for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement during the first quarter of 2024.

(2)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $5.3 million and $24.6 million in the three and nine months ended September 27, 2025, respectively, and $12.0 million and $46.6 million in the three and nine months ended September 28, 2024, respectively. For the three and nine months ended September 27, 2025, these expenses primarily relate to project-based consulting fees that directly support the transformation journey that are not expected to recur in the foreseeable future. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. For the three and nine months ended September 28, 2024, these expenses primarily relate to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025, for which we incurred $7.0 million and $35.4 million in the three and nine months ended September 28, 2024, respectively. Expenses for this transformation consultant’s engagement, which was extended into 2025, included $2.5 million in the nine months ended September 27, 2025, respectively. Additionally, net legal and professional expenses and settlements include $0.4 million in both the three and nine months ended September 27, 2025, and $0.2 million and $2.8 million in the three and nine months ended September 28, 2024, respectively, relating to litigation of historic legal matters.
(3)Goodwill impairment consists of goodwill impairment charges associated with our North America and Europe reporting units in 2025 and our Europe reporting unit in 2024.
(4)Restructuring and asset-related charges, net represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments.
(5)Product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA from continuing operations.
(6)M&A related costs consist of legal and professional expenses related to the court-ordered divestiture of Towanda and other strategic initiatives.
(7)Net gain on sale of business, property and equipment in the nine months ended September 27, 2025, primarily relates to the court-ordered divestiture of Towanda and the sale of property and equipment in Marion, North Carolina. Net gain on sale of business, property and equipment in the three months ended September 28, 2024, primarily relates to the sale of our business in St. Kitts. Net gain on sale of business, property and equipment in the nine months ended September 28, 2024, primarily relates to the sale of our business in St. Kitts and property in Chile.
(8)Loss on extinguishment and refinancing of debt consists of $0.2 million in the nine months ended September 27, 2025, associated with an amendment of our ABL Facility. Loss on extinguishment and refinancing of debt of $0.5 million in the three months ended September 28, 2024, associated with the redemption of the remaining $200.0 million of our 4.63% Senior Notes. Loss on extinguishment and refinancing of debt of $1.9 million in the nine months ended September 28, 2024, associated with an amendment of our Term Loan Facility and redemption of the remaining $200.0 million of our 4.63% Senior Notes.
(9)Share-based compensation expense represents non-cash equity-based compensation expense related to the issuance of share-based awards.
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

Comparison of the Three Months Ended September 27, 2025 to the Three Months Ended September 28, 2024

	Three Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	% Variance
Net revenues from external customers
North America	$546,135	$677,945	(19.4)%
Europe	263,347	256,771	2.6%
Total Consolidated	$809,482	$934,716	(13.4)%
Percentage of total consolidated net revenues
North America	67.5%	72.5%
Europe	32.5%	27.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$37,676	$74,788	(49.6)%
Europe	16,046	16,255	(1.3)%
Corporate and unallocated costs	(9,311)	(9,400)	(0.9)%
Total Consolidated	$44,411	$81,643	(45.6)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	6.9%	11.0%
Europe	6.1%	6.3%
Total Consolidated	5.5%	8.7%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $131.8 million, or 19.4%, to $546.1 million in the three months ended September 27, 2025, from $677.9 million in the three months ended September 28, 2024. The decrease was primarily due to a decrease in Core Revenues of 13% and a decrease in net revenues from the court-ordered divestiture of Towanda of 7%. The decrease in Core revenues was driven by a 13% decline in volume/mix due to weakened market demand.
Adjusted EBITDA from continuing operations in North America decreased $37.1 million, or 49.6%, to $37.7 million in the three months ended September 27, 2025, from $74.8 million in the three months ended September 28, 2024. The decrease was primarily due to unfavorable volume/mix and negative price/cost, partially offset by improved productivity and lower SG&A. The decrease in SG&A was primarily due to decreased salaries and benefits driven by a reduction in headcount.
Europe
Net revenues in Europe increased $6.6 million, or 2.6%, to $263.3 million in the three months ended September 27, 2025, from $256.8 million in the three months ended September 28, 2024. The increase was primarily due to a favorable foreign exchange impact of 6%, partially offset by a decrease in Core Revenues of 4%. Core Revenues decreased primarily due to unfavorable volume/mix of 6% primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $0.2 million, or 1.3%, to $16.0 million in the three months ended September 27, 2025, from $16.3 million in the three months ended September 28, 2024. The decrease was primarily due to unfavorable volume/mix, partially offset by improved productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $0.1 million, or 0.9%, to $9.3 million in the three months ended September 27, 2025, from $9.4 million in the three months ended September 28, 2024. The decrease in cost was primarily driven by lower insurance expense due to a favorable claims experience during the three months ended September 27, 2025.

Comparison of the Nine Months Ended September 27, 2025 to the Nine Months Ended September 28, 2024

	Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	Variance
Net revenues from external customers
North America	$1,632,373	$2,068,538	(21.1)%
Europe	776,844	811,320	(4.2)%
Total Consolidated	$2,409,217	$2,879,858	(16.3)%
Percentage of total consolidated net revenues
North America	67.8%	71.8%
Europe	32.2%	28.2%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$87,949	$211,623	(58.4)%
Europe	43,729	51,180	(14.6)%
Corporate and unallocated costs	(26,380)	(27,613)	(4.5)%
Total Consolidated	$105,298	$235,190	(55.2)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	5.4%	10.2%
Europe	5.6%	6.3%
Total Consolidated	4.4%	8.2%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $436.2 million, or 21.1%, to $1,632.4 million in the nine months ended September 27, 2025, from $2,068.5 million in the nine months ended September 28, 2024. The decrease was primarily due to a decrease in Core Revenues of 15% and a decrease in net revenues from the court-ordered divestiture of Towanda of 6%. The decrease in Core revenues was driven by a 15% decline in volume/mix driven by weaker market demand.
Adjusted EBITDA from continuing operations in North America decreased $123.7 million, or 58.4%, to $87.9 million in the nine months ended September 27, 2025, from $211.6 million in the nine months ended September 28, 2024. The decrease was primarily due to unfavorable volume/mix, negative price/cost, and lower productivity, partially offset by lower SG&A. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, lower advertising and promotion expenses, as well as lower non-transformational professional fees.
Europe
Net revenues in Europe decreased $34.5 million, or 4.2%, to $776.8 million in the nine months ended September 27, 2025, from $811.3 million in the nine months ended September 28, 2024. The decrease was primarily due to a decrease in Core Revenues of 7%, partially offset by a favorable foreign exchange impact of 3%. Core Revenues decreased primarily due to unfavorable volume/mix of 8%, primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $7.5 million, or 14.6%, to $43.7 million in the nine months ended September 27, 2025, from $51.2 million in the nine months ended September 28, 2024. The decrease was primarily due to unfavorable volume/mix and negative price/cost, partially offset by favorable productivity and lower SG&A.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $1.2 million, or 4.5%, to $26.4 million in the nine months ended September 27, 2025, from $27.6 million in the nine months ended September 28, 2024. The decrease in cost was primarily due to an increase in cash received on investments in real estate, reduction in non-transformational professional fees, and lower salaries and benefits driven by a reduction in headcount in the current year, partially offset by higher hedging losses and an insurance reimbursement received during the nine months ended September 28, 2024.

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
As of September 27, 2025, we had total liquidity (a non-GAAP measure) of $473.6 million, consisting of $106.7 million in unrestricted cash and $366.9 million available for borrowing under the ABL Facility, compared to total liquidity of $566.7 million as of December 31, 2024. The decrease in total liquidity was primarily due to lower ABL borrowing base availability as well as a lower cash balance at September 27, 2025, compared to December 31, 2024.

As of September 27, 2025, we have $27.8 million in short-term debt obligations due in the next twelve months.
As of September 27, 2025, our cash balances, including $1.7 million of restricted cash, consisted of $30.8 million in cash located in the U.S. and $77.6 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.2 million in the three months ended September 27, 2025. A 100-basis point increase in interest rates would have increased our interest expense by $2.1 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement.
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK142.5 million ($20.7 million).
As of September 27, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our consolidated financial statements included in this Form 10-Q for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 27, 2025	September 28, 2024
Cash (used in) provided by:
Operating activities	$(37,700)	$78,025
Investing activities	9,587	(106,396)
Financing activities	(22,505)	(50,283)
Effect of changes in exchange rates on cash and cash equivalents	7,976	(1,179)
Net change in cash and cash equivalents	$(42,642)	$(79,833)
Cash Flows from Operations
Net cash used in operating activities was $37.7 million in the nine months ended September 27, 2025, compared to cash provided by operating activities of $78.0 million in the nine months ended September 28, 2024. The change in cash used in operating activities was primarily due to the decrease in earnings of $458.6 million, inclusive of $334.6 million in non-cash goodwill impairment charges related to our North America and Europe reporting units in the current year, $129.2 million attributable to a valuation expense recorded against our U.S. tax attributes during 2025, and a $70.7 million increase in net cash used in our working capital accounts. The impact of accounts receivable, net, was unfavorable by $57.8 million for the nine months ended September 27, 2025, compared to the same period in 2024, primarily driven by a slower pace of declining sales and accounts receivable relative to the prior year. Accounts payable had an unfavorable impact of $23.4 million, mainly due to reduced inventory purchases in North America and lower professional expense payables related to a transformation consultant. Inventory contributed a favorable impact of $10.5 million, primarily reflecting decreased material purchases in North America.
Cash Flows from Investing Activities
Net cash provided by investing activities was $9.6 million in the nine months ended September 27, 2025, compared to cash used in investing activities of $106.4 million in the nine months ended September 28, 2024. The change in net cash provided by investing activities was primarily driven by $110.7 million proceeds related to the court-ordered divestiture of Towanda during the nine months ended September 27, 2025, and by a decrease in capital expenditures of $14.1 million.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $27.8 million to $22.5 million in the nine months ended September 27, 2025, compared to $50.3 million in the nine months ended September 28, 2024, primarily due to the repurchases of common stock of $24.3 million in the nine months ended September 28, 2024, and a reduction in net debt payments and debt extinguishment costs of $4.6 million.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5 - Other Information
During the three months ended September 27, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: November 6, 2025