Form 10-K
period 2025-12-31
JELD-WEN Holding, Inc.
filed 2026-02-23
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38000
_______________________________________________
JELD-WEN Holding, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	93-1273278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2645 Silver Crescent Drive
Charlotte, North Carolina 28273
(Address of principal executive offices, zip code)
(704) 378-5700
(Registrant’s telephone number, including area code)
_______________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	JELD	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $324.4 million as of the end of the registrant's second fiscal quarter (based on the closing sale price for the common stock on the New York Stock Exchange on June 28, 2025). Shares of the registrant's voting stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 28, 2025, have been excluded from this number in that these persons may be deemed affiliates of the registrant.
The registrant had 86,105,591 shares of common stock, par value $0.01 per share, issued and outstanding as of February 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Defined Term	Definition
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
ABS	JWI d/b/a American Building Supply, Inc.
Adjusted EBITDA from continuing operations
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as income (loss) from continuing operations, net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs (income); net (gain) loss on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; pension settlement charges; non-cash foreign exchange transaction/translation (gain) loss; and other special items

AI	Artificial intelligence
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian Dollar
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CDOR	Canadian Dealer Offered Rate
CEO	Chief Executive Officer or principal executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief Financial Officer or principal financial officer
CIO	Chief Digital and Information Officer
CISO	Chief Information Security Officer
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
COA	Consent Order and Agreement
CODM	Chief Operating Decision Maker, who is our Chief Executive Officer
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
Corporate Credit Facilities	Collectively, our ABL Facility and our Term Loan Facility
CORRA	Canadian Overnight Repo Rate Average
COVID-19	A novel strain of the 2019-nCov coronavirus
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
DACH Region	Encompasses three European countries: Germany, Austria, and Switzerland
DKK	Danish Kroner
E.U.	European Union
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EH&S	Environmental Health and Safety
EPA	The U.S. Environmental Protection Agency
ERC	Employee Retention Credit
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERP	Enterprise Resource Planning
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FIFO	First In, First Out
Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
Free Cash Flow	A non-GAAP financial measure that we define as net cash (used in) provided by operating activities less capital expenditures (including purchases of intangible assets)
G20	An international forum of 19 countries plus the European Union and African Union that addresses global economic and financial issues
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GDPR	General Data Protection Regulation
GHG	Greenhouse Gas
GILTI	Global Intangible Low-Taxed Income
GloBE	Global Anti-Base Erosion Rules
IPO	The initial public offering of shares of our common stock, as further described in this Form 10-K.
ISO	International Organization for Standardization
IT	Information Technology
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	The Company’s former Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
LaCantina	JWI d/b/a LaCantina Doors, Inc.
LIBOR	London Interbank Offered Rate
M&A	Mergers and Acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMI Door	JWI d/b/a Milliken Millwork, Inc.
NAV	Net Asset Value
NIST	National Institute of Standards and Technology
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
OECD	Organization for Economic Cooperation and Development
Omnibus Equity Plan	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, as amended and restated effective April 24, 2025
PaDEP	Pennsylvania Department of Environmental Protection
PBGC	U.S. Pension Benefit Guaranty Corporation
Pillar Two	The Pillar Two Global Anti-Base Erosion rules
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
PSU	Performance Stock Unit
R&D	Research and Development
R&R	Repair and Remodel
ROIC	Return on Invested Capital
ROU assets	Right-of-use Assets or Operating Lease Assets
RSU	Restricted Stock Unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.875% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
Senior Secured Notes	$250.0 million of senior secured notes issued in May 2020 in a private placement bearing interest at 6.25% and redeemed in August 2023
SG&A	Selling, General and Administrative Expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Tax Act	Tax Cuts and Jobs Act
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s former Towanda, PA business and related assets
TSR	Total Shareholder Return
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
USD	U.S. Dollar
UTP	Uncertain Tax Position
VOC	Volatile Organic Compounds
VPI	JWI d/b/a VPI Quality Windows, Inc.
WADOE	Washington State Department of Ecology
Working Capital	Accounts Receivable plus Inventory less Accounts Payable
WTW	Willis Towers Watson

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
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings within Item 1A - Risk Factors in this Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
•failure to effectively manage and successfully implement our strategic and transformation journey initiatives, including our productivity, manufacturing realignment, cost reduction and global footprint rationalization initiatives;
•failure to retain and recruit executives, managers, and employees;
•disruptions in our operations due to changes in weather patterns and related extreme weather events, natural disasters, public health crises, and armed conflicts, acts of terrorism and civil unrest;
•failure to timely identify or effectively respond to consumer needs, expectations, or trends;
•seasonal business with varying revenue and profit;
•fluctuations in the prices of raw materials used to manufacture our products;
•delays or interruptions in the delivery of raw materials, finished goods, or certain component parts;
•changes to tariff, trade or investment policies or laws;
•economic and geopolitical uncertainty and risks that arise from operating a multinational business, including threat of fraud, public sector corruption, and other forms of criminal activity involving government officials;
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
•emerging issues related to our integration and use of AI;
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

2025 Net Revenues $3.21 billion

Channel	Geography	Construction Application(1)

(1)The percentage of net revenues by construction application is management’s estimate based on the end markets into which our customers sell.
As a leading global manufacturer of interior and exterior building products, we have invested significant capital to build a business platform that we believe is unique among our competitors. We operate 76 manufacturing and distribution facilities in 14 countries, located in North America and Europe. We are focused on optimizing our global footprint to enhance performance and improve profit margins.
On July 2, 2023, we completed the sale of JW Australia. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods. Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only. Refer to Note 1 - Description of Company and Summary of Significant Accounting Policies and Note 2 - Discontinued Operations and Divestiture to our consolidated financial statements included in this Form 10-K for more information.
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

Our Business Strategy and Operating Model
We strive to achieve solid financial performance, and shareholder returns through the systematic execution of our strategy which includes:
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
Our Products
We provide a broad portfolio of interior and exterior doors, windows, and related building products manufactured from a variety of wood, metal, and composite materials offered across a full spectrum of price points. In the year ended December 31, 2025, our door sales accounted for 68% of net revenues, our window sales accounted for 19% of net revenues, and our other ancillary products and services accounted for 13% of net revenues.
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
Our Segments
We operate within the global market for residential and non-residential doors and windows with sales spanning approximately 75 countries. While we operate globally, the markets for doors and windows are regionally distinct with suppliers manufacturing finished goods in proximity to their customers. Finished doors and windows are generally bulky, expensive to ship, and, in the case of windows, fragile. Designs and specifications of doors and windows also vary from country to country due to differing construction methods, building codes, certification requirements, and consumer preferences. Customers also demand short delivery times and can require special order customizations. We believe that we are well-positioned to meet the global demands of our customers due to our strong brands, broad product line, and strategically located manufacturing and distribution facilities.
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
North America
In our North America segment, we compete primarily in the new construction and R&R market for residential doors and windows in the U.S. and Canada. We are the only manufacturer that offers a full line of interior and exterior door and window products, allowing us to offer a more complete solution to our customer base. Our North American market is expected to continue to face headwinds during 2026 primarily due to historically high interest rates and continued labor, freight, and raw material inflation. We believe that our total market opportunity in North America will continue to include residential, non-residential, and repair and remodel applications along with other related building products.
Europe
The European market for doors is highly fragmented, and we have the only platform in the industry capable of serving nearly all European countries. In our Europe segment, we compete primarily in the market for residential and non-residential doors in Germany, the U.K., France, Austria, Switzerland, and Scandinavia. During 2026, we expect Europe markets to remain broadly flat, with the Nordics, the UK, and France expected to show signs of growth. The DACH region is likely to experience continued softness until late 2026, when conditions are expected to improve. Renovation is expected to outpace new builds in some regions, mainly due to government incentives introduced to stimulate demand.

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
We track commodities to understand our vendors’ costs, realizing that our costs are determined by the broader competitive market, tariffs, as well as by increases in the inputs to our vendors. To manage the risk in material costs, we develop strategic relationships with suppliers, routinely evaluate substitute components, develop new products, vertically integrate, where applicable, and seek alternative sources of supply from multiple vendors and often from multiple geographies.
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
Research and Development
We emphasize sustained investment in the development of new products, technologies, and materials as a core element of our business strategy. Our R&D activities include (i) creating new and derivative products, (ii) improving materials and components, and (iii) reengineering existing designs to reduce costs and enhance manufacturing efficiency.
We employ a formal governance framework to prioritize high‑impact initiatives and a stage‑gate process to manage execution from concept through commercialization, supporting consistent quality and efficient resource allocation. This stage‑gate framework is used across the organization including R&D and information technology to strengthen delivery discipline.
The global scale of our operations enables us to leverage shared product platforms and design libraries across markets. While product specifications and certifications vary by country, our global R&D footprint allows us to adapt designs to local requirements while capturing efficiencies in development, testing, and sourcing.

Customers
We sell our products worldwide and have well-established relationships with numerous customers throughout the door and window distribution chain in each of our end markets, including retail home centers, wholesale distributors, and building product dealers that supply homebuilders, contractors, and consumers. Our wholesale customers include such industry leaders as ProBuild/Builders First Source, Saint-Gobain, and the Holzring group. Our home center customers include, among others, The Home Depot and Lowe’s Companies in North America, and B&Q, Howdens, and Bauhaus in Europe. We have maintained relationships with the majority of our top ten customers for over 25 years and believe that the strength and tenure of our customer relationships is based on the total value we provide, including the quality and breadth of our product offering, our customer service, innovation, and delivery capabilities. Our top ten customers together accounted for approximately 48%, 46%, and 43% of our net revenues in the years ended December 31, 2025, 2024, and 2023, respectively. The Home Depot, a customer of our North America segment, represented approximately 17%, 16%, and 15% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively. Lowe’s Companies, another customer of our North America segment, represented approximately 13%, 12%, and 11% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively.
Competition
The door and window industry is highly competitive and includes several regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability, and price. We believe that we are well positioned in our industry due to our leading brands, our broad product lines, our consistently high product quality and service, our global manufacturing and distribution capabilities, and our extensive multi-channel distribution. For North American interior doors, our major competitors include Masonite (a division of Owens Corning), Steves & Sons, Inc. and several smaller independent door manufacturers. For North American exterior doors, competitors include Masonite (a division of Owens Corning), Therma-Tru (a division of Fortune Brands), Plastpro and Steves & Sons, Inc. The North American window market is highly fragmented, with sizable competitors including Andersen, Pella, Marvin, Ply-Gem (a division of Cornerstone Building Brands, formerly NCI Building Systems), and Milgard (a division of MI Windows and Doors). The door manufacturers that we primarily compete with in our European markets include Huga, Prüm/Garant (a division of Arbonia Group), Viljandi, Masonite (a division of Owens Corning), Keyor, Herholz, and Hormann.
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
As of December 31, 2025, we employed approximately 13,900 people. Of our total number of employees, approximately 8,200 are employed in operations included in our North America segment and corporate operations, and approximately 5,700 are employed in operations included in our Europe segment.
In total, approximately 800, or 10%, of our employees in the U.S. and Canada are unionized. One facility in the U.S., representing 7 employees, is covered by collective bargaining agreements. In Canada, approximately 73% of our employees work at facilities covered by collective bargaining agreements. As is common in Europe, most of our facilities are covered by work councils and/or labor agreements. We believe we have satisfactory relationships with our employees and our organized labor unions.

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
Employee Engagement and Cognitive Diversity
We believe that an engaged workforce provides a strong competitive advantage. To this end, the Company welcomes employee contributions that maximize diversity of thought, promote authenticity in discussion, and challenge the status quo. Our senior leadership team works to promote these goals in their respective organizations, and our recruitment strategy reflects our dedication to cognitive diversity. Furthermore, as part of our human capital strategy, we incorporate mentoring programs, support employee resource groups, and maintain an open-door policy where employees are free to inject their ideas, concerns, and other opinions into broader discussions around Company culture and strategy.
Training and Talent Development
We strive not only to attract and retain great talent but also to remain committed to the continued development of our workforce. Through a combination of individual development initiatives and training programs, we prepare employees for future, often advanced, roles that align with their career goals. Training is available for employees at all levels, whether they are senior leaders, mid-level managers, or front-line leaders, to upskill and grow their careers. This training incorporates global learning platforms, content libraries, and additional formal and informal training opportunities.
Internal job opportunities are posted for employees to review, and our internal mobility philosophy encourages employees to apply for roles after completing twelve months in their current position. As part of the annual performance management process, managers and employees meet to review goals and performance and to discuss actions for ongoing growth and development. Additionally, through enhancements in our global human capital platform, managers can identify and track potential successors for roles on their teams.
Retaining and developing early-career talent is also an important focus. Across our teams, we welcome interns, apprentices, and work-study arrangements that seed talent into manufacturing and team lead roles. Focusing on talent development across the organization will continue to be a key contributor to the company’s future success.
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

Environmental Sustainability
We strive to conduct our business in a manner that is environmentally sustainable and demonstrates environmental stewardship. Toward that end, we pursue processes that are designed to minimize waste, maximize efficient utilization of materials, and conserve resources, including using recycled and reused materials to produce portions of our products. We are taking steps to mitigate climate change by measuring and reducing our GHG emissions, implementing renewable energy solutions and pursuing efficiency projects. We offer a variety of products that contain pre-consumer recycled content, such as our vinyl windows, aluminum cladding, and window glass. In September 2024, we installed a solar PV panel system at our Spital, Austria facility which both cut costs from rising electricity prices in Central Europe and reduced GHG emissions from purchased electricity. Our U.S. produced pine wood windows and select patio doors and door frames are made from AuraLast® pine, which is a proprietary, water-based wood protection process that results in a decrease of VOCs released during production. In addition, we manufacture many products that meet local green building provisions and top nationally recognized environmental programs. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to further reduce our impact on the environment.
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
The nature of our operations, which involve the handling, storage, use, and disposal of hazardous wastes, exposes us to the risk of liability and claims associated with contamination at our current and former facilities or sites where we have disposed of or arranged for the disposal of waste, or with the impact of our products on human health and safety and the environment. Laws and regulations with respect to the investigation and remediation of contaminated sites can impose joint and several liability for releases or threatened releases of hazardous materials upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. We have been subject to claims, including having been named as a potentially responsible party, in certain proceedings initiated pursuant to CERCLA and similar state and foreign laws, regulations, and statutes, and may be named a potentially responsible party in other similar proceedings in the future. Unforeseen expenditures or liabilities may arise in connection with such matters.
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
In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of responsibility between the identified PLPs, both of which could vary materially from our estimates. In December 2025, as the scope and timing of the remedial work was further refined, we determined the total range of possible remediation cost outcomes remained between $17.4 million and $33.6 million, but that the more likely possible remediation cost outcome is approximately $21.0 million. The Company adjusted the provision within its financial statements to that amount and recognized a long-term receivable of $5.6 million within other assets in the accompanying consolidated balance sheet related to loss recoveries. This provision may ultimately be offset in whole or in part by recoveries from PLPs or insurance proceeds.

In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we were required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2024, there was $1.4 million in bonds posted in connection with these obligations. During December 2024, we removed the wood fiber waste pile from the site and our removal obligations under the COA were closed.
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

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. The ages are as of February 23, 2026. There are no family relationships among the following executive officers.
William Christensen, Chief Executive Officer and Director. Mr. Christensen, age 53, joined the Company in April 2022 as Executive Vice President and President, Europe. In December 2022, he was appointed to his current role as Chief Executive Officer and Director of the Company. Prior to joining the Company, Mr. Christensen was Chief Executive Officer and Group Executive Board Chair of REHAU AG, a Swiss-based global manufacturer, from 2018 to 2021. Prior to his appointment as Chief Executive Officer in 2018, Mr. Christensen served as REHAU AG’s Chief Marketing Officer from 2016 to 2018. Prior to joining REHAU AG, Mr. Christensen was the President of innofund.vc, a venture capital investor, from 2016 to 2022. He was also the Chief Executive Officer of AFG Arbonia-Foster-Holding AG, a Swiss-based global building products manufacturer from 2014 to 2015. In addition, he spent ten years at Geberit International AG, a global plumbing manufacturer, in several executive roles including Group Executive Board Member and Head of International Sales, as well as President and Chief Executive Officer of The Chicago Faucets Company. He also served in various finance and business development roles at J.P. Morgan Securities and Rieter Automotive Systems. Mr. Christensen earned a bachelor’s degree in economics from Rollins College and an MBA from the University of Chicago’s Booth School of Business.
Rachael Elliott, Executive Vice President, North America. Ms. Elliott, age 46, joined the Company as Executive Vice President, North America in October 2025. Prior to joining the Company, Ms. Elliot was the Senior Vice President, Manufacturing Operations at Ashley Furniture Industries, a home furnishings manufacturer and retailer, from June 2022 to October 2025. Prior to Ashley Furniture, Ms. Elliott held various leadership roles at Masonite International, a designer, manufacturer and distributor of interior and exterior doors, including Vice President, Environmental Health and Safety, from January 2022 to June 2022 and Vice President, Global Operations and Supply Chain-Architectural, from January 2020 to January 2022. Ms. Elliott also held various leadership roles at Walmart. Ms. Elliott earned a bachelor’s degree in construction engineering and a master’s degree in workforce training and development from the University of Southern Mississippi.
Jeffrey Embt, Vice President, Chief Accounting Officer. Mr. Embt, age 44, joined the Company as Vice President and Chief Accounting Officer in January 2026. Prior to joining the Company, Mr. Embt served as Chief Financial Officer of Proterra LLC, a manufacturer of battery systems for electric vehicles and commercial equipment, where he was also the Chief Accounting Officer from June 2023 until March 2024. Prior to Proterra, Mr. Embt held various accounting and finance positions with increasing levels of responsibilities at BWX Technologies, Inc., global manufacturer of nuclear components, including Head of Finance for BWXT Medical from February 2022 to June 2023 and Manager, Technical Accounting from April 2017 to January 2022. Mr. Embt was also an Audit Senior Manager with Deloitte & Touche LLP. Mr. Embt has a bachelor’s degree in accounting and finance from Coastal Carolina University and completed his graduate and executive education at the University of Tennessee.
James Hayes, Executive Vice President, General Counsel and Corporate Secretary. Mr. Hayes, age 53, joined the Company in August 2018 as Vice President, Deputy General Counsel. In August 2022, he was promoted to Senior Vice President, Deputy General Counsel and Corporate Secretary. He was appointed to his current role in June 2023. Mr. Hayes leads the global legal team, providing legal advice and guidance to the Board of Directors and the senior leadership team. Mr. Hayes earned a bachelor’s degree in English and history from Emory University and a law degree from Villanova University School of Law.
Wendy Livingston, Executive Vice President, Chief Human Resources Officer. Ms. Livingston, age 52, joined the Company as Executive Vice President, Chief Human Resources Officer in June 2023. Prior to joining the Company, Ms. Livingston was the Chief People Officer for Spreetail, a multinational e-commerce company, from August 2022 to June 2023 and the Senior Vice President and Chief Human Resources Officer for Harsco Corporation (now Enviri Corporation), a global environmental services company, from August 2020 to August 2022. She held leadership roles of increasing responsibility at The Boeing Company, a global aerospace company, from 1996 to 2020, including interim Senior Vice President, Human Resources in 2020 and Vice President, Corporate Human Resources from 2017 to 2020. Ms. Livingston earned a bachelor’s degree in business administration from Peru State College, a master’s degree in human resource management from Lindenwood University and is certified by the Society for Human Resource Management.
Matthew Meier, Executive Vice President, Chief Digital and Information Officer. Mr. Meier, age 53, joined the Company as Executive Vice President, Chief Digital and Information Officer in January 2024. Previously, he was Executive Vice President, Chief Digital and Data Officer at Driven Brands Holding, Inc., an automotive services company, from October 2021 to January 2024. Prior to joining Driven Brands, Mr. Meier was employed at Whirlpool Corporation, a manufacturer of home appliances, as the Vice President, Global Technology Value Streams from 2020 to 2021 and as Vice President, Chief Information Officer from 2016 to 2020. Mr. Meier earned a bachelor’s degree in industrial engineering from Purdue University, a master’s degree in information systems management from Carnegie Mellon University and an MBA from the Massachusetts Institute of Technology Sloan School of Management.

Samantha Stoddard, Executive Vice President, Chief Financial Officer. Ms. Stoddard, age 42, joined the Company in December 2020 as Vice President, Operations Finance. In February 2022, she was promoted to North America Chief Financial Officer. In April 2024, she expanded her responsibilities to include leading global Finance Planning and Analysis (FP&A) and assumed the additional role as the Head of FP&A. Ms. Stoddard was appointed to her current role in July 2024. Prior to joining JELD-WEN, Ms. Stoddard held various roles of increasing responsibility at Honeywell International, an American advanced-technology company, from April 2018 to December 2020, serving as the Chief Financial Officer, Personal Protection Equipment, from May 2020 to December 2020 and the Chief Financial Officer, Safety and Productivity Solutions Supply Chain, from February 2019 to April 2020. Ms. Stoddard earned a bachelor’s degree in economics and political science from Wake Forest University and a master’s degree in accounting from The University of Texas at Dallas.

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
•armed conflicts, acts of terrorism or civil unrest;
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
Our top ten customers together accounted for approximately 48%, 46%, and 43% of our net revenues in the years ended December 31, 2025, 2024, and 2023, respectively. The Home Depot, a customer of our North America segment, represented approximately 17%, 16%, and 15% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively. Lowe’s Companies, another customer of our North America segment, represented approximately 13%, 12%, and 11% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all these relationships will continue or will not diminish. Some of our key customers are volume purchasers who are much larger than us and have strong bargaining power with their suppliers, which limits our ability to recover cost increases through higher selling prices. We generally do not enter into long-term contracts with our customers, and they generally do not have an obligation to purchase products from us. Accordingly, sales from customers that have accounted for a significant portion of our sales in past periods, individually or as a group, may not continue in future periods, or if continued, may not reach or exceed historical levels in any period. For example, certain of our large customers perform periodic line reviews to assess their product offering, which have in the past and may in the future lead to loss of business and pricing pressures. Some of our large customers may also experience economic difficulties or otherwise default on their obligations to us. Furthermore, our pricing optimization strategy, which requires maintaining pricing discipline to improve or maintain profit margins, has in the past and may in the future lead to the loss of certain customers, including key customers, who do not agree to our pricing terms. The loss of, or a diminution in our relationship with, any of our largest customers could lower our sales volumes and could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Failure to compete effectively and any decrease in demand for our products could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive business environment. Some of our competitors may have greater financial, marketing, and distribution resources and may develop stronger relationships with customers in the markets where we sell our products. Some of our competitors may be less leveraged than we are, providing them with more flexibility to invest in new facilities and processes and making them better able to withstand adverse economic or industry conditions. In addition, our competitors could introduce new or improved products or changes in manufacturing technologies that would replace or reduce demand for our products.
Some of our competitors, regardless of their size or resources, may also choose to compete in the marketplace by adopting more aggressive sales policies, including price cuts, or by devoting greater resources to the development, promotion, and sale of their products. This could result in a loss of customers and/or market share to these competitors, which may cause us to reduce the prices at which we sell our products to remain competitive.
As a result of competitive bidding processes, we may have to provide pricing concessions to our significant customers for us to keep their business. Reduced pricing would result in lower product margins on sales to those customers. There is no guarantee that a reduction in prices would be offset by sufficient gains in market share and sales volume to those customers.
The loss of, or a reduction in orders from, any significant customers, or decreases in the prices of our products due to lower demand, could have a material adverse effect on our business, financial condition, and results of operations.
Failure to effectively manage and implement our strategic cost reduction and productivity initiatives could adversely impact our business, financial condition, and results of operations.
Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives, including our productivity, cost reduction, and global footprint rationalization initiatives. Such initiatives may include the consolidation, integration, and upgrading of facilities, functions, systems, and procedures. These initiatives involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We cannot guarantee the successful implementation of these initiatives and related strategies throughout the geographic regions in which we operate or that such implementation will improve our operating results. Additionally, our ability to achieve the anticipated growth, cost savings and other benefits within expected timeframes is subject to many estimates and assumptions, which are in turn subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our restructuring and asset-related charges, net. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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
A disruption in our operations due to changes in weather patterns and related extreme weather events, natural disasters, public health crises, unstable geopolitical conditions or armed conflicts could have a material adverse effect on our business, financial condition, and results of operations.
We operate facilities worldwide, including in areas that are vulnerable to hurricanes, earthquakes, wildfires, and other natural disasters. Weather patterns may affect our operating results and our ability to maintain our sales volume throughout the year. Because our customers depend on suitable weather to engage in construction projects, increased frequency or duration of extreme weather conditions could have a material adverse effect on our financial results or financial condition. Also, we cannot predict the effects that global climate change may have on our business. In addition to changes in weather patterns, it might, for example, reduce the demand for construction, destroy forests (increasing the cost and reducing the availability of wood products used in construction), and increase the cost and reduce the availability of raw materials and energy.
In addition, our operations may be interrupted by natural disasters, public health crises, armed conflicts, terrorist attacks or other catastrophic events. These events may directly impact our suppliers’ or customers’ physical facilities or make the transportation of our supplies and products more difficult and more expensive and ultimately have a material adverse effect on our business, financial condition, and results of operations. For instance, instabilities in the Middle East and the ongoing conflict between Russia and Ukraine, including sanctions imposed on Russia, has and could continue to cause shortages in materials and heightened inflation on materials, freight, and other variable costs, such as utilities. The extent to which any extraordinary event impacts us depends on numerous factors and future developments that we are not able to predict, including the duration and scope of the event; governmental, business, and individuals’ actions in response to the event; our ability to maintain sufficient qualified personnel; global supply chain disruptions caused by the event; and the impact of the event on economic activity, including financial market instability.
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
Accordingly, the success of our business depends in part on our ability to maintain strong brands and identify and respond promptly to evolving trends in demographics, consumer preferences, expectations, and needs, while also managing inventory levels. It is difficult to successfully predict the products and services our customers will demand. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products and acquire or develop the intellectual property necessary to develop new products or improve our existing products. There can be no assurance that the products we develop, even those to which we devote substantial resources, will be successful. Investment in a product could divert our attention and resources from other projects that become more commercially viable in the future. Failure to anticipate and successfully react to changing consumer preferences could have a material adverse effect on our business, financial condition, and results of operations.

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
Some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. The current conflict between Russia and Ukraine has, and may continue to, affect the price of oil and natural gas throughout the world and impact the availability of energy supplies and other inputs at our manufacturing sites, particularly in Europe. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such sites at normal levels. We have taken actions in an attempt to reduce the impact of energy price increases. However, these efforts may be insufficient to protect us against fluctuations in energy prices or shortages of natural gas, and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.
Our business may be affected by delays or interruptions in the delivery of raw materials, finished goods, and certain component parts. A supply shortage or delivery chain interruption could have a material adverse effect on our business, financial condition, and results of operations.
We rely upon regular deliveries of raw materials, finished goods, and certain component parts. For certain raw materials that are used in our products, we depend on a single or limited number of suppliers for our materials, and we typically do not have long-term contracts with our suppliers. If we cannot accurately forecast our supply needs, our limited number of suppliers may make it difficult to quickly obtain additional raw materials to respond to shifting or increased demand. In addition, a supply shortage could occur as a result of unanticipated increases in market demand, including as a result of accelerated demand in reaction to the threat of tariffs or trade restrictions; difficulties in production or delivery, including insufficient energy supply; financial difficulties; or catastrophic events in the supply chain. Furthermore, because our products and the components of some of our products are subject to regulation, changes to these regulations could cause delays in delivery of raw materials, finished goods, and certain component parts.
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
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, have had and could continue to have an adverse effect on our results of operations.
The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions. In particular, the U.S. has imposed tariffs on various imported products, particularly from China, as well as on certain steel and aluminum products from other countries. The imposition of tariffs may impact the prices of materials purchased outside of the U.S. and include goods in transit as well as increase the price of domestically sourced materials, including, in particular, steel and aluminum. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries or otherwise impact pricing and availability of raw materials. Additionally, anti-dumping and countervailing duty trade cases could impact our business and results of operations. We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has and could continue to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
We are exposed to political, economic, and other risks that arise from operating a multinational business.
We have operations in North America and Europe. In the year ended December 31, 2025, our North America segment accounted for approximately 67% of net revenues and our Europe segment accounted for approximately 33% of net revenues. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to political, economic, and other risks that are inherent in operating in numerous countries.
These risks include:
•the difficulty of enforcing agreements, collecting receivables, and protecting assets through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•the imposition of, or increases in, tariffs or other trade restrictions;
•adverse domestic or international economic and political conditions, business interruption, war or civil disturbance;
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
Additionally, as a result of the international nature of our operations, we may be subject to anti-corruption laws in various jurisdictions, including the FCPA, the U.K. Bribery Act and other anti-bribery laws that generally prohibit improper payments or offers of payments to foreign government officials for the purpose of obtaining or retaining business. We have established anti-bribery/anti-corruption policies and procedures and offer several channels for raising concerns in an effort to comply with applicable laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent our employees or agents from violating these laws and regulations. Any determination that we have violated the FCPA or other anti-bribery/anti-corruption laws (whether directly or through acts of others, intentionally or through inadvertence) could result in severe criminal and civil sanctions and other liabilities that could have a material adverse effect on our business, reputation, financial condition, and results of operations.
As a global business with international operations, we may have difficulty anticipating and effectively managing these and other risks, which may adversely impact our business outside of the U.S. and our financial condition and results of operations.

Certain of our customers may further expand through consolidation and internal growth, which may increase their buying power. The increased size of our customers could have a material adverse effect on our business, financial condition, and results of operations.
Certain of our significant customers are large companies with strong buying power, and our customers have consolidated over time and may further expand through consolidation or internal growth. Consolidation could decrease the number of potential significant customers for our products and increase our reliance on key customers. Further, the increased size of our customers has, and may continue to, result in our customers seeking more favorable terms, including pricing, for the products that they purchase from us. Accordingly, the increased size of our customers may continue to further limit our ability to maintain or raise prices in the future. This could have a material adverse effect on our business, financial condition, and results of operations.
Exchange rate fluctuations may impact our business, financial condition, and results of operations.
Our operations expose us to both transaction and translation exchange rate risks. In the year ended December 31, 2025, 39% of our net revenues came from sales outside of the U.S., and we anticipate that our operations outside of the U.S. will continue to represent a significant portion of our net revenues for the foreseeable future. In addition, the nature of our operations often requires that we incur expenses in currencies other than those in which we earn revenue. In addition, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline, which could adversely affect our business, financial condition, and results of operations. Also, because our financial statements are presented in U.S. dollars, we must translate the financial statements of our foreign subsidiaries and affiliates into U.S. dollars at exchange rates in effect during or at the end of each reporting period, and increases or decreases in the value of the U.S. dollar against other major currencies will affect our reported financial results, including the amount of our outstanding indebtedness.
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
Generally, we may seek to acquire businesses that broaden our existing product lines and service offerings or expand our geographic reach. There can be no assurance that we will be able to identify suitable acquisition candidates or that our acquisitions or investments in other businesses will be successful. We may also seek to divest businesses that do not align with our goal of streamlining and simplifying our operations. These acquisitions or investments in other businesses may also involve risks, many of which may be unpredictable and beyond our control, and which may have a material adverse effect on our business, financial condition, and results of operations, including risks related to:
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

Our inability to achieve the anticipated benefits of acquisitions and other investments could materially and adversely affect our business, financial condition, and results of operations. In addition, how we finance an acquisition may have a material adverse effect on our business, financial condition, and results of operations, including changes to our equity, debt, and liquidity position. If we issue Convertible Preferred or Common Stock to pay for an acquisition, the ownership percentage of our existing shareholders may be diluted. Using our existing cash may reduce our liquidity. Incurring additional debt to fund an acquisition may result in higher debt service and a requirement to comply with additional financial and other covenants, including potential restrictions on future acquisitions and distributions.
We may be unable to protect our intellectual property, and we may face claims of intellectual property infringement.
We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements, nondisclosure agreements, and other contractual commitments, to protect our intellectual property rights. However, these measures may not be adequate or sufficient, and third parties may not always respect these legal protections even if they are aware of them. In addition, our competitors may develop similar technologies and knowledge without violating our intellectual property rights. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The failure to obtain worldwide patent and trademark protection may result in other companies copying and marketing products based on our technologies or under brand or trade names similar to ours outside the jurisdictions in which we are protected. This could impede our growth in existing regions, create confusion among consumers, and result in a greater supply of similar products that could erode prices for our protected products.
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
Although we have closed our U.S. pension plan to new participants and have frozen future benefit accruals for current participants, unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our operations. The funded levels of our pension plan depend upon many factors, including returns on invested assets, certain market interest rates, and the discount rate used to determine pension obligations. In addition, a decrease in the discount rate used to determine pension obligations could increase the estimated value of our pension obligations, which would affect the reported funding status of our pension plans and would require us to increase the amounts of future contributions. The projected benefit obligation and overfunded pension asset included in our consolidated financial statements as of December 31, 2025, for our U.S. pension plan was approximately $150.1 million and $3.3 million, respectively. Additionally, we have foreign defined benefit plans, some of which continue to be open to new participants. As of December 31, 2025, our foreign defined benefit plans had an unfunded pension liability of approximately $29.1 million.

Under the ERISA, the PBGC, also has the authority to terminate an underfunded tax-qualified U.S. pension plan under certain circumstances. In the event our tax-qualified U.S. pension plans were terminated by the PBGC, we could be liable to the PBGC for an amount that exceeds the underfunding disclosed in our consolidated financial statements. In addition, because our U.S. pension plan has unfunded obligations, if we have a substantial cessation of operations at a U.S. facility and, as a result of such cessation of operations an event under ERISA Section 4062(e) is triggered, additional liabilities that exceed the amounts disclosed in our consolidated financial statements could arise, including an obligation for us to provide additional contributions or alternative security for a period of time after such an event occurs. Any such action could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, we are subject to state, foreign, and international laws and regulations, as well as contractual obligations, which apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data-protection related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In particular, the E.U. GDPR, which became effective in 2018, poses increased compliance challenges both for companies operating within the E.U. and non-E.U. companies that administer or process certain personal data of E.U. residents. It is not possible to predict the ultimate content, and therefore effect, of data protection regulation over time, and efforts to comply with evolving regulation may result in additional costs.

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
Emerging issues related to our integration and use of AI could give rise to legal or regulatory actions, damage our reputation or otherwise adversely affect our business.
Our use of AI in our operations remains in the early phases; however, such use may impose inherent risk and could adversely affect our operations and financial condition. We have started to assess the use of AI technology to drive productivity and data analytics. Use of AI exposes us to risks that such AI solutions may be deficient, produce inaccurate or misleading output, become inoperable or subject us to cybersecurity and data privacy breaches, all of which could lead to operational disruptions, flawed decision-making, and increased costs, and an inhibited ability to drive operational efficiencies. Additionally, the use of certain AI solutions could put our own information and intellectual property rights at risk or expose us to risk of infringing third parties’ intellectual property or other rights. The global legal, regulatory, and ethical landscape surrounding AI is rapidly evolving and remains uncertain, which creates continued compliance risk and may result in additional operational costs associated with our use of AI, may limit our ability to fully develop or use AI solutions as intended, and may further cause legal repercussions and brand or reputational harm.
Risks Relating to our Governmental and Regulatory Environment
Domestic and foreign regulations, legislation and government policy, including those applicable to building codes and standards, could increase the costs of operating our business, lower the demand for our products or otherwise adversely affect our business.
We are subject to a variety of extensive and complex regulations, legislation and government policies from local, state, federal and foreign governmental authorities relating to building codes, construction standards, zoning requirements, wage requirements, employee benefits, and other matters. While it is not possible to predict whether and when any changes to the federal or administrative landscape will occur, changes at the local, state, and federal level could significantly impact our business. For example, changes in local minimum or living wage requirements, rights of employees to unionize, healthcare regulations, and other requirements relating to employee benefits could increase our labor costs, which would in turn increase our cost of doing business.
In particular, our products and markets are subject to mandates, including building design and safety and construction standards and zoning requirements, which affect the cost, selection, and quality requirements of building components like windows and doors. These regulations often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new residential and non-residential construction and home renovations and improvement projects, and different governmental authorities can impose different standards. Compliance with these standards and changes in such regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that did not meet higher standards became available for use in that market.
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
Legal, regulatory or stakeholder preferences regarding climate change and sustainability matters could have an adverse impact on the Company’s business and results of operations.
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
Heightened stakeholder focus on sustainability issues related to our business requires continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. There can be no certainty that we will adequately or timely meet stakeholder expectations and reporting requirements, which may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance with certain requirements could necessitate additional investments that could impact our profitability. The lack of economic and regulatory certainty, including frequently changing legislation and regulation surrounding sustainability could adversely impact the demand for energy efficient products, increase costs of compliance and impose increased liability for remediation costs and civil or criminal penalties in cases of non-compliance.
Further, we have established and publicly disclosed sustainability targets and goals and other related commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to, or perceived to be unable to, meet these targets, goals or commitments, our reputation, business and results of operations may be adversely impacted. In addition, not all our competitors may seek to establish climate or other sustainability targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs.
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
Our ability to comply with the credit agreements governing our Credit Facilities, the indentures governing the Senior Notes, or other indebtedness that we may incur could be affected by events beyond our control, and our failure to comply could result in an event of default under the applicable facility. If there were an event of default under the agreements governing any of our indebtedness, the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be immediately due and payable. It is likely that our cash flows would not be sufficient to fully repay borrowings under our Credit Facilities and principal amounts of the Senior Notes, if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our secured debt, the holders of such indebtedness may proceed against the collateral securing that indebtedness.

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
We may not be able to generate sufficient cash to service our indebtedness and other obligations without other strategic transactions.
Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information regarding our indebtedness. We cannot make assurances that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.
Additionally, if we are unable to refinance or reduce our debt, it could have other material consequences, including:
•increasing the risk of failing to satisfy our obligations with respect to borrowings outstanding under our Credit Facilities and Senior Notes and/or being able to comply with the financial and operating covenants contained in our debt instruments, which could result in an event of default under the credit agreements governing our Credit Facilities and the agreements governing our other debt, including the indentures governing the Senior Notes, that, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations;
•limiting our ability to obtain debt or equity financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•increasing our vulnerability to general economic downturns and adverse industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general;
•limiting our ability to invest in and develop new products;
•placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
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
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our shares despite our operating performance. Various factors, including those listed in this Item 1A - Risk Factors section, may have a significant impact on the market price of our Common Stock.
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
We are a holding company that conducts all our operations through subsidiaries, and the majority of our operating income is derived from JWI, our main operating subsidiary. Consequently, we rely on dividends or advances from our subsidiaries. We have no current plans to declare or pay dividends on our Common Stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our Common Stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. The ability of such subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to the terms of other contractual arrangements, including our indebtedness. Such laws and restrictions would restrict our ability to continue operations. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our Common Stock.
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
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. Our cybersecurity team conducts third-party software security reviews for new software products being implemented into our production environments. We also have a third-party risk management process that regularly assesses and monitors risks, including cybersecurity, from vendors and suppliers. We also participate in various cybersecurity and industry groups to remain apprised of emerging cybersecurity risks, defense, mitigation strategies, and governance best practices. Continuous monitoring for evolving risks such as AI-driven attacks, ransomware, supply chain vulnerabilities, and cloud security challenges are in place. The Company continues to adapt strategies and controls to address these threats proactively.
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

Governance
The cybersecurity risk management processes described above are led by our CIO and CISO, each having more than 25 years of information security experience. Our CIO reports to the CEO, and the CISO reports to the CIO. Our Board, Audit Committee, senior management and the Enterprise Risk Management Committee (a management committee of senior representatives from corporate functions and business lines) devote resources to cybersecurity and risk management processes. Cybersecurity and data governance risks are aligned with our overall Enterprise Risk Management process to help ensure potential cyber threats are identified, assessed and mitigated. Our top risks, such as cybersecurity, identified sub-risks and current and proposed mitigation strategies, are reviewed regularly by the Enterprise Risk Management Committee. The Audit Committee is primarily responsible for the oversight of enterprise risk management and cybersecurity risks, including cybersecurity threats. To fulfill this responsibility, the Audit Committee receives periodic reports from the CIO and CISO. These reports include information regarding updates on cybersecurity initiatives, cybersecurity metrics, such as phishing results and attack volume metrics, results of any assessments performed by internal stakeholders or external third-party advisors and updates on cybersecurity trends and insights. The CIO and CISO provide a cybersecurity update to the full Board at least annually.
Item 2 - Properties
Our principal executive office is located in Charlotte, North Carolina. We lease administrative office space in Charlotte, North Carolina and in Birmingham, U.K. We also own or lease other properties to support our primary operating activities, including sales offices and administrative office space in Klamath Falls, Oregon.

	Manufacturing	Distribution
North America
United States	32	12
Canada	4	2
Total North America	36	14
Europe
United Kingdom	2	—
France	2	—
Austria	3	—
Czech Republic	1	—
Switzerland	1	—
Hungary	1	—
Germany	4	1
Sweden	2	—
Denmark	2	—
Latvia	2	—
Estonia	3	—
Finland	2	—
Total Europe	25	1
Total JELD-WEN	61	15
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
Our Common Stock has been listed and traded on the NYSE under the symbol “JELD” since January 27, 2017. Prior to that time, there was no public trading market for our stock. As of February 18, 2026, there were approximately 1,015 shareholders of record of our Common Stock. The number of record holders does not include a substantially greater number of holders whose shares are held of record in nominee or “street name” accounts through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph depicts the total return to shareholders from December 31, 2020 through December 31, 2025, relative to the performance of the Russell 3000 Index and our self-selected peer group(1). The graph assumes an investment of $100 in our Common Stock and each index on December 31, 2020, and the reinvestment of dividends paid since that date. We chose to use a self-selected peer group consisting of the companies noted below as we believe this peer group aligns with our markets and global exposure. The criteria used in determining this peer group included the size of the companies (measured in terms of annual revenue and market capitalization), industries and geographies in which the companies operate, stock price correlation and volatility relative to JELD-WEN, and increased representation of comparator companies used by shareholder advisory firms. The stock performance shown in the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JELD-WEN Holding, Inc., the Russell 3000 Index,
Self-Selected Peer Group

$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
JELD-WEN Holding, Inc.
Russell 3000
Self-Selected Peer Group

*$100 invested on December 31, 2020, in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
JELD-WEN Holding, Inc.	$100.00	$103.94	$38.05	$74.45	$32.29	$9.70
Russell 3000	$100.00	$125.66	$101.53	$127.88	$158.32	$185.47
Self-Selected Peer Group(1)	$100.00	$125.37	$86.49	$123.98	$135.38	$109.14
(1)The self-selected peer group index is comprised of the following companies: American Woodmark Corporation; Fortune Brands Innovations, Inc.; Interface Inc; Masco Corporation; Mohawk Industries, Inc.; and Owens Corning.

Equity Compensation Plans
Refer to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters in this Form 10-K for the information required by Item 201(d) of Regulation S-K regarding equity compensation plans.
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
Item 6 - [Reserved]
Not applicable.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A contains forward-looking statements that involve risks and uncertainties. Refer to “Forward-Looking Statements” in Item 1 - Business and Item 1A - Risk Factors in this Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A - Risk Factors included in this Form 10-K.
This MD&A is a supplement to our financial statements and notes thereto included elsewhere in this Form 10-K and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of results of operations is presented in millions throughout the MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
•Company Overview. This section provides a general description of our Company and reportable segments, business and industry trends, our key business strategies, and background information on other matters discussed in this MD&A.
•Results of Operations. This section provides our analysis and outlook for the significant line items on our consolidated statements of operations, as well as highlights key events or changes since the reporting period that may affect our financial condition, results, or future outlook.
•Segment Results and Non-GAAP Reconciliations. This section provides other information that we deem meaningful to an understanding of our results on both a consolidated basis and a reportable segment basis. It also includes non-GAAP financial measures used by management to assess performance and make decisions regarding the allocation of resources, along with reconciliations to the most directly comparable GAAP measures.
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
Divestitures
During 2021, the Company ceased the appeal process for its litigation with Steves. As a result, we were required to divest our Towanda facility and related assets, which occurred on January 17, 2025. We have reported Towanda within our North America operations through the date of sale. Refer to Note 2 - Discontinued Operations and Divestiture included in this Form 10-K for more information.
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell our Australasia business. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. Refer to Note 2 - Discontinued Operations and Divestiture included in this Form 10-K for more information.
Factors and Trends Affecting Our Business
Components of Net Revenues
The key components of our net revenues include Core Revenues (which we define to include the impact of pricing and volume/mix, as discussed further under the heading, “Product Pricing and Volume/Mix” below), contribution from acquisitions and divestitures made within the prior twelve months, and the impact of foreign exchange. Net revenues reported in our financial statements are impacted by the fluctuating currency values in the geographies in which we operate, which we refer to as the impact from foreign exchange. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, percentage changes in pricing are based on management schedules and are not derived directly from our accounting records.
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
•armed conflicts, acts of terrorism or civil unrest;
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
Cost Reduction and Productivity Initiatives
Our senior management team has a proven history of implementing operational excellence programs at various large, global manufacturing businesses, and we believe the same successes can be realized at JELD-WEN. Key areas of focus of our operational excellence, productivity, and footprint rationalization programs include:
•reducing labor, overtime, and waste costs by optimizing manufacturing capacity and improving planning and manufacturing processes;
•increasing rigor and alignment around capital expenditures with a clear linkage to our strategy and optimizing returns;
•reducing or minimizing increases in material usage and costs through value-added engineering;
•investing in logistics optimization programs to reduce freight costs and increase throughput;
•redesigning our supply chain network to reduce lead times and optimize inventory levels to increase cash flow; and
•reducing warranty costs and scrap by improving quality.
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
Raw Material Costs
Commodities such as wood, steel, glass, fiberglass, aluminum, and vinyl are major components in the production of our products. Changes in the underlying prices of these commodities have a direct impact on the cost of goods sold. While we attempt to pass on a substantial portion of such cost increases to our customers, we may not be successful in doing so. In addition, our results of operations for individual quarters may be negatively impacted by a delay between the time of raw material cost increases and a corresponding price increase. Conversely, our results of operations for individual quarters may be positively impacted by a delay between the time of a raw material price decrease and a corresponding competitive pricing decrease.
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

Working Capital and Seasonality
Working capital fluctuates throughout the year and is affected by the seasonality of sales of our products and of customer payment patterns. The peak season for home construction and remodeling in our North America and Europe segments generally corresponds with the second and third calendar quarters, and therefore our sales volume is generally higher during those quarters. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, our peak season, and working capital decreases starting in the third quarter as inventory levels and accounts receivable decline. Global supply markets and supply chains have been impacted by certain events, resulting in shortages and extended lead times impacting our operations and profitability. We continue to apply several different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, seeking alternative sources, utilizing substitute products and leveraging our supplier relationships.
Foreign Currency Exchange Rates
We report our consolidated financial results in U.S. dollars. Due to our international operations, the weakening or strengthening of foreign currencies against the U.S. dollar can affect our reported operating results and our cash flows as we translate our foreign subsidiaries’ financial statements from their reporting currencies into U.S. dollars. Refer to Item 1A - Risk Factors - Risks Relating to Our Business and Industry, Item 1A - Risk Factors - Exchange rate fluctuations may impact our business, financial condition, and results of operations, and Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Exchange Rate Risk included in this Form 10-K for more information.
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
Cost of Sales
Cost of sales consists primarily of material costs, direct labor and benefit costs, repair and maintenance, depreciation, utility, rent and warranty expenses, outbound freight, insurance and benefits, supervision, and tax expenses.
Material Costs. The single largest component of cost of sales is material costs, which include raw materials, components, and finished goods purchased for use in manufacturing our products or for resale. Our most significant material costs include wood, wood composites, wood components, steel, glass, internally produced door skins, fiberglass compound, hardware, petroleum-based products such as resin and binders, as well as aluminum and vinyl extrusions. The cost of each of these items is impacted by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, and transportation costs. Material costs also include purchased finished goods. We have and may continue to experience inflation in our material costs, including increased costs for inbound freight, due to supply chain challenges from economic and geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine. The imposition of new tariffs on imports, new trade restrictions, or changes in tariff rates or trade restrictions may further impact material costs. Refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Raw Materials Risk included in this Form 10-K.
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
Outbound Freight. Outbound freight includes payments to third-party carriers for shipments of orders to our customers, as well as driver, vehicle, and fuel expenses when we deliver orders to customers. Third-party carriers ship most of our products.
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
In addition, an appropriate portion of each of the insurance and benefits, supervision and tax expenses are allocated to SG&A.
Selling, General, and Administrative Expenses
SG&A primarily consists of R&D, sales and marketing, and general and administrative expenses.
Research and Development. R&D expenses consist primarily of personnel expenses related to R&D, consulting and contractor expenses, tooling and prototype materials, and overhead costs allocated to such expenses. Substantially all our R&D expenses are related to developing new products and services and improving our existing products and services. To date, R&D expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.
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
Goodwill Impairment
Goodwill impairment consists of goodwill impairment charges associated with our North America reporting unit during the year ended December 31, 2025, and our Europe reporting unit during the years ended December 31, 2025 and 2024. During the year ended December 31, 2024, goodwill impairment also consists of goodwill impairment charges related to the court-ordered divestiture of Towanda. Refer to Note 6 - Goodwill to our consolidated financial statements included in this Form 10-K for more information.

Restructuring and Asset Related Charges, Net
Restructuring and asset-related charges, net consist primarily of all salary-related severance and employee termination benefits that are accrued and expensed when a restructuring plan has been put into place, the plan has received approval from the appropriate level of management, and the benefit is probable and reasonably estimable. In addition to salary-related costs, we incur other restructuring costs and adjustments when facilities are closed, or capacity is realigned within the organization. Upon termination of an employment or commercial contract we record liabilities and expenses pursuant to the terms of the relevant agreement. For non-contractual restructuring activities, liabilities and expenses are measured and recorded at fair value in the period in which they are incurred. Asset related charges, net consist of accelerated depreciation and amortization of assets due to changes in asset useful lives. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
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
We present several financial metrics in “Core” terms, such as Core Revenues, which excludes the impact of foreign exchange, acquisitions, and divestitures completed in the last twelve months. We believe Core Revenues assists management, investors, and analysts in understanding the organic performance of our operations.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year Ended December 31,
	2025		2024
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,211,181	100.0%	$3,775,592	100.0%
Cost of sales	2,696,986	84.0%	3,086,618	81.8%
Gross margin	514,195	16.0%	688,974	18.2%
Selling, general and administrative	551,111	17.2%	652,527	17.3%
Goodwill impairment	334,617	10.4%	94,801	2.5%
Restructuring and asset-related charges, net	44,511	1.4%	68,092	1.8%
Operating loss	(416,044)	(13.0)%	(126,446)	(3.3)%
Interest expense, net	67,182	2.1%	67,237	1.8%
Loss on extinguishment and refinancing of debt	237	—%	1,908	0.1%
Other income, net	(9,144)	(0.3)%	(24,773)	(0.7)%
Loss from continuing operations before taxes	(474,319)	(14.8)%	(170,818)	(4.5)%
Income tax expense	147,930	4.6%	16,762	0.4%
Loss from continuing operations, net of tax	(622,249)	(19.4)%	(187,580)	(5.0)%
Gain (loss) on sale of discontinued operations, net of tax	1,040	—%	(1,440)	—%
Net loss	$(621,209)	(19.3)%	$(189,020)	(5.0)%
Consolidated Results
Net Revenues – Net revenues decreased $564.4 million, or 14.9%, to $3.21 billion in the year ended December 31, 2025, from $3.78 billion in the year ended December 31, 2024. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12% and a decrease in net revenues from the court-ordered divestiture of Towanda of 4%. These were partially offset by a favorable foreign exchange impact of 1%. The decline in Core Revenues was driven by a 13% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $174.8 million, or 25.4%, to $514.2 million in the year ended December 31, 2025, from $689.0 million in the year ended December 31, 2024. Gross margin as a percentage of net revenues was 16.0% in the year ended December 31, 2025, compared to 18.2% in the year ended December 31, 2024. The decrease in gross margin percentage was primarily due to the decremental impact of volume/mix and negative price/cost, partially offset by favorable productivity.
SG&A – SG&A decreased $101.4 million, or 15.5%, to $551.1 million in the year ended December 31, 2025, from $652.5 million in the year ended December 31, 2024. SG&A as a percentage of net revenues remained flat at 17.2% for the years ended December 31, 2025 and 2024. The decrease in SG&A was primarily due to a decrease in professional fees, including non-recurring transformation journey expenses, gains on sale of property and equipment, including the sale-leaseback transaction in 2025 for our industrial warehouse located in Coral Springs, Florida, lower salaries and benefits driven by a reduction in headcount, and lower amortization expense resulting from accelerated amortization in the prior year for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement.
Goodwill Impairment – Goodwill impairment charges of $334.6 million in the year ended December 31, 2025, related to the full impairment of goodwill in our North America and Europe reporting units. Goodwill impairment charges of $94.8 million in the year ended December 31, 2024, consisted of goodwill impairment charges of $63.4 million related to our Europe reporting unit and $31.4 million related to our North America reporting unit in connection with the court‑ordered divestiture of Towanda. Refer to Note 6 – Goodwill to our consolidated financial statements included in this Form 10-K for more information.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $23.6 million, or 34.6% to $44.5 million in the year ended December 31, 2025, from $68.1 million in the year ended December 31, 2024. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.

Interest Expense, Net – Interest expense, net, was $67.2 million for both the years ended December 31, 2025 and 2024. Higher interest on our Senior Notes due September 2032, issued in the third quarter of 2024, driven by a higher principal balance and interest rate, was offset by lower interest on the Term Loan Facility due to a partial principal repayment in the third quarter of 2024 and a lower interest rate in 2025. Refer to Note 21 - Interest Expense, Net to our consolidated financial statements included in this Form 10-K for more information.
Loss on Extinguishment and Refinancing of Debt – Loss on extinguishment and refinancing of debt decreased $1.7 million, or 87.6%, to $0.2 million in the year ended December 31, 2025, from $1.9 million in the year ended December 31, 2024. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information.
Other Income, Net – Other income, net decreased $15.6 million, or 63.1%, to $9.1 million in the year ended December 31, 2025, from $24.8 million in the year ended December 31, 2024. Refer to Note 22 - Other Income, Net to our consolidated financial statements included in this Form 10-K for more information.
Income Tax Expense – Income tax expense was $147.9 million in the year ended December 31, 2025, compared to $16.8 million in the year ended December 31, 2024. The effective tax rate in the year ended December 31, 2025, was (31.2)%. The effective tax rate for the year ended December 31, 2025, was driven primarily by the $174.8 million increase to valuation allowances on foreign and U.S. tax attributes and $55.4 million of tax expense attributable to nondeductible goodwill impairment. The effective tax rate in the year ended December 31, 2024, was (9.8)%. The effective tax rate for the year ended December 31, 2024, was driven primarily by the $24.6 million increase to valuation allowances on foreign and state NOL and credit carryforwards, $20.2 million of tax expense attributable to nondeductible goodwill impairment, $7.1 million of tax expense attributed to nondeductible expenses, and $4.5 million of tax expense attributed to the expiration of U.S. attributes, partially offset by $2.7 million of tax benefit attributable to R&D credits. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
Gain (Loss) On Sale Of Discontinued Operations, Net Of Tax – The $1.0 million gain and $1.4 million loss on sale of discontinued operations, net of tax in the years ended December 31, 2025 and 2024, respectively, is related to the July 2, 2023, sale of JW Australia. The $1.0 million incurred in the year ended December 31, 2025, is due to a release of reserve associated with purchases under a supply agreement in the second quarter of 2025. The $1.4 million incurred in the year ended December 31, 2024, is related to settlement of an outstanding tax liability related to JW Australia. Refer to Note 2 - Discontinued Operations and Divestiture to our consolidated financial statements included in this Form 10-K for more information.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,
	2024		2023
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$3,775,592	100.0%	$4,304,334	100.0%
Cost of sales	3,086,618	81.8%	3,471,713	80.7%
Gross margin	688,974	18.2%	832,621	19.3%
Selling, general and administrative	652,527	17.3%	655,280	15.2%
Goodwill impairment	94,801	2.5%	—	—%
Restructuring and asset-related charges, net	68,092	1.8%	35,741	0.8%
Operating (loss) income	(126,446)	(3.3)%	141,600	3.3%
Interest expense, net	67,237	1.8%	72,258	1.7%
Loss on extinguishment and refinancing of debt	1,908	0.1%	6,487	0.2%
Other income, net	(24,773)	(0.7)%	(25,719)	(0.6)%
(Loss) income from continuing operations before taxes	(170,818)	(4.5)%	88,574	2.1%
Income tax expense	16,762	0.4%	63,339	1.5%
(Loss) income from continuing operations, net of tax	(187,580)	(5.0)%	25,235	0.6%
(Loss) gain on sale of discontinued operations, net of tax	(1,440)	—%	15,699	0.4%
Income from discontinued operations, net of tax	—	—%	21,511	0.5%
Net (loss) income	$(189,020)	(5.0)%	$62,445	1.5%

Consolidated Results
Net Revenues – Net revenues decreased $528.7 million, or 12.3%, to $3.78 billion in the year ended December 31, 2024, from $4.30 billion in the year ended December 31, 2023. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 12%. Core Revenues decreased due to a 12% decline in volume/mix.
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
SG&A – SG&A decreased $2.8 million, or 0.4%, to $652.5 million in the year ended December 31, 2024, from $655.3 million in the year ended December 31, 2023. SG&A as a percentage of net revenues increased to 17.3% in the year ended December 31, 2024, from 15.2% in the year ended December 31, 2023. The decrease in SG&A was primarily due to decreased performance-based variable compensation expense partially offset by increased professional fees, including non-recurring transformation journey expenses.
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
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net increased $32.4 million, or 90.5% to $68.1 million in the year ended December 31, 2024, from $35.7 million in the year ended December 31, 2023. The increase in restructuring charges, net was primarily due to an increase in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
Interest Expense, Net – Interest expense, net, decreased $5.0 million, or 6.9%, to $67.2 million in the year ended December 31, 2024, from $72.3 million in the year ended December 31, 2023. The decrease was primarily due to lower long-term debt balances resulting from the redemption of our Senior Secured Notes and partial redemption of our 4.63% Senior Notes in the third quarter of 2023, and an increase in interest income from invested cash balances, partially offset by a decrease in interest income from interest rate derivatives and a higher interest rate on our Senior Notes maturing in 2032 issued during the third quarter of 2024. Refer to Note 21 - Interest Expense, Net to our consolidated financial statements included in this Form 10-K for more information.
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
Income Tax Expense – Income tax expense was $16.8 million in the year ended December 31, 2024, compared to $63.3 million in the year ended December 31, 2023. The effective tax rate in the year ended December 31, 2024, was (9.8)%. The effective tax rate for the year ended December 31, 2024, was driven primarily by the $24.6 million increase to valuation allowances on foreign and state NOL and credit carryforwards, $7.1 million of tax expense attributed to nondeductible expenses, $20.2 million of tax expense attributable to nondeductible goodwill impairment and $4.5 million of tax expense attributed to the expiration of U.S. attributes, partially offset by $2.7 million of tax benefit attributable to R&D credits. The effective tax rate in the year ended December 31, 2023, was 71.5%. The effective tax rate in the year ended December 31, 2023, was primarily driven by the effects of the $32.7 million net valuation allowance recorded against our foreign and state NOLs as well as $7.2 million of tax expense attributed to the expiration of our U.S. attributes. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
(Loss) Gain On Sale Of Discontinued Operations, Net Of Tax – The $1.4 million loss and $15.7 million gain on sale of discontinued operations in the years ended December 31, 2024 and 2023, respectively, are related to the July 2, 2023, sale of JW Australia. The $1.4 million loss incurred in the year ended December 31, 2024, is related to settlement of an outstanding tax liability for JW Australia. Refer to Note 2 - Discontinued Operations and Divestiture to our consolidated financial statements included in this Form 10-K for more information.

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
Reconciliations of (loss) income from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Year Ended December 31, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(267,610)	$(172,887)	$(181,752)	$(622,249)
Income tax expense(1)	114,168	12,199	21,563	147,930
Depreciation and amortization	69,418	32,895	10,068	112,381
Interest (income) expense, net	(803)	2,183	65,802	67,182
Special items:(2)
Net legal and professional expenses and settlements	2,958	6,660	21,846	31,464
Goodwill impairment	181,248	153,369	—	334,617
Restructuring and asset-related charges, net	24,435	17,711	2,365	44,511
M&A related costs	—	—	9,053	9,053
Net gain on sale of business, property, and equipment	(37,149)	—	—	(37,149)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	3,174	2,180	9,640	14,994
Pension settlement charge	6,644	—	—	6,644
Other special items(3)	2,979	1,000	4,395	8,374
Adjusted EBITDA from continuing operations	$99,462	$55,310	$(36,783)	$117,989
(1)Income tax expense in our North America segment includes $129.2 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes and $5.1 million attributed to withholding tax accrued on certain foreign undistributed earnings from prior years.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
(3)Corporate and unallocated other special items include $3.5 million in expenses related to an environmental matter.

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$82,836	$(64,331)	$(206,085)	$(187,580)
Income tax expense (benefit)	18,676	8,066	(9,980)	16,762
Depreciation and amortization(1)	73,528	30,702	21,556	125,786
Interest expense, net	2,648	2,114	62,475	67,237
Special items:(2)
Net legal and professional expenses and settlements	2,921	4,740	55,061	62,722
Goodwill impairment	31,356	63,445	—	94,801
Restructuring and asset-related charges, net	42,817	23,729	1,546	68,092
M&A related costs	—	—	15,296	15,296
Net gain on sale of business, property, and equipment	(13,415)	(153)	(184)	(13,752)
Loss on extinguishment and refinancing of debt	—	—	1,908	1,908
Share-based compensation expense	3,087	1,261	11,117	15,465
Non-cash foreign exchange transaction/translation loss (gain)	315	(3,771)	355	(3,101)
Other special items	9,302	1,911	399	11,612
Adjusted EBITDA from continuing operations	$254,071	$67,713	$(46,536)	$275,248
(1)Corporate and unallocated depreciation and amortization expense in the year ended December 31, 2024, includes accelerated amortization of $14.1 million for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement.
(2)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$175,980	$(3,335)	$(147,410)	$25,235
Income tax expense (benefit)(1)	79,210	44,095	(59,966)	63,339
Depreciation and amortization(2)	79,900	30,185	24,911	134,996
Interest expense, net	4,713	3,224	64,321	72,258
Special items:(3)
Net legal and professional expenses and settlements	946	3,726	23,512	28,184
Restructuring and asset-related charges, net	29,207	5,738	796	35,741
M&A related costs	759	—	5,816	6,575
Net loss (gain) on sale of property and equipment	1,223	(5,101)	(6,645)	(10,523)
Loss on extinguishment and refinancing of debt	—	—	6,487	6,487
Share-based compensation expense	5,121	1,890	10,466	17,477
Pension settlement charge	4,349	—	—	4,349
Non-cash foreign exchange transaction/translation (gain) loss	(261)	1,628	(772)	595
Other special items	1,042	(595)	(4,721)	(4,274)
Adjusted EBITDA from continuing operations	$382,189	$81,455	$(83,205)	$380,439
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

Reconciliations of (loss) income from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis are as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
(Loss) income from continuing operations, net of tax	(622,249)	(187,580)	$25,235
Income tax expense(1)	147,930	16,762	63,339
Depreciation and amortization(2)	112,381	125,786	134,996
Interest expense, net	67,182	67,237	72,258
Special items:
Net legal and professional expenses and settlements(3)	31,464	62,722	28,184
Goodwill impairment(4)	334,617	94,801	—
Restructuring and asset-related charges, net(5)(6)	44,511	68,092	35,741
M&A related costs(7)	9,053	15,296	6,575
Net gain on sale of business, property, and equipment(8)	(37,149)	(13,752)	(10,523)
Loss on extinguishment and refinancing of debt(9)	237	1,908	6,487
Share-based compensation expense(10)	14,994	15,465	17,477
Pension settlement charge(11)	6,644	—	4,349
Non-cash foreign exchange transaction/translation (gain) loss(12)	—	(3,101)	595
Other special items(13)	8,374	11,612	(4,274)
Adjusted EBITDA from continuing operations	$117,989	$275,248	$380,439
(1)Income tax expense in the year ended December 31, 2025, includes $129.2 million attributable to an increase in the valuation allowance recorded against our U.S. tax attributes and $5.1 million attributed to withholding tax accrued on certain foreign undistributed earnings from prior years. Income tax expense in the year ended December 31, 2023, includes an increase in valuation allowance against foreign net operating loss carryforwards of $30.0 million. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
(2)Depreciation and amortization expense includes accelerated amortization of $14.1 million in the years ended December 31, 2024 and 2023, in Corporate and unallocated costs for an ERP system that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement. In addition, depreciation and amortization expense in the year ended December 31, 2023, includes accelerated depreciation of $9.1 million in North America from reviews of equipment capacity optimization.
(3)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $28.7 million, $59.2 million, and $26.1 million in the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, these expenses primarily relate to project-based consulting fees that directly support the transformation journey that are not expected to recur in the foreseeable future. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. For the years ended December 31, 2024 and 2023, these expenses primarily relate to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025, for which we incurred $40.7 million and $20.0 million, respectively. Expenses for this transformation consultant’s engagement, which was extended into 2025, included $2.5 million in the year ended December 31, 2025. Additionally, net legal and professional expenses and settlements include $1.6 million, $2.8 million, and $1.8 million in the years ended December 31, 2025, 2024, and 2023, respectively, relating to litigation of historic legal matters.
(4)Goodwill impairment in the year ended December 31, 2025, consists of goodwill impairment charges related to the full impairment of goodwill in our North America and Europe reporting units. Goodwill impairment in the year ended December 31, 2024, consists of a $63.4 million goodwill impairment charge associated with our Europe reporting unit, and a $31.4 million goodwill impairment charge in our North America segment related to the court-ordered divestiture of Towanda. Refer to Note 6 - Goodwill to our consolidated financial statements included in this Form 10-K for more information.
(5)Restructuring and asset-related charges, net represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
(6)Product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA from continuing operations. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
(7)M&A related costs consist of legal and professional expenses related to the court-ordered divestiture of Towanda and other strategic initiatives.

(8)Net gain on sale of business, property, and equipment in the year ended December 31, 2025, primarily relates to the court-ordered divestiture of Towanda, the sale of property in Coral Springs, Florida and the sale of property and equipment in Marion, North Carolina. Net gain on sale of business, property and equipment in the year ended December 31, 2024, primarily relates to the sale of our business in St. Kitts and properties in Chile, Mexico, and Klamath Falls, Oregon. Net gain on sale of business, property and equipment in the year ended December 31, 2023, primarily relates to the sale of properties in the United Kingdom, Australia, and Klamath Falls, Oregon.
(9)Loss on extinguishment and refinancing of debt consists of $0.2 million in the year ended December 31, 2025, associated with an amendment of our ABL Facility. Loss on extinguishment and refinancing of debt of $1.9 million in the year ended December 31, 2024, associated with an amendment of our Term Loan Facility and redemption of the remaining $200.0 million of our 4.63% Senior Notes. Loss on extinguishment and refinancing of debt of $6.5 million in the year ended December 31, 2023, is related to the redemption of $250.0 million of our 6.25% Senior Secured Notes and $200.0 million of our 4.63% Senior Notes. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information.
(10)Share-based compensation expense represents equity-based compensation expense related to the issuance of share-based awards.
(11)Pension settlement charge of $6.6 million in the year ended December 31, 2025, is due to the purchase of group annuity contracts and transfer of pension obligations associated with our U.S. defined benefit pension plan to an insurer. Pension settlement charge of $4.4 million in the year ended December 31, 2023, represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits to our consolidated financial statements included in this Form 10-K for more information.
(12)Non-cash foreign exchange transaction/translation (gain) loss is primarily associated with fair value adjustments of foreign currency derivatives and revaluation of balances denominated in foreign currencies.
(13)Other special items not core to ongoing business activity include: (i) in the year ended December 31, 2025 $3.5 million in expenses related to an environmental matter in Corporate and unallocated costs; (ii) in the year ended December 31, 2024, a loss of $4.8 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile and Mexico in our North America segment; (iii) in the year ended December 31, 2023, ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture in Corporate and unallocated costs, ($2.8) million in adjustments to compensation and non-income taxes associated with exercises of legacy equity awards in our Europe segment, and $2.2 million in costs that do not meet the GAAP definition of restructuring, primarily related to the closure of a certain facility in our Europe segment.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year Ended December 31,
(amounts in thousands)	2025	2024	Variance
Net revenues from external customers
North America	$2,154,348	$2,708,371	(20.5)%
Europe	1,056,833	1,067,221	(1.0)%
Total Consolidated	$3,211,181	$3,775,592	(14.9)%
Percentage of total consolidated net revenues
North America	67.1%	71.7%
Europe	32.9%	28.3%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$99,462	$254,071	(60.9)%
Europe	55,310	67,713	(18.3)%
Corporate and unallocated costs	(36,783)	(46,536)	(21.0)%
Total Consolidated	$117,989	$275,248	(57.1)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	4.6%	9.4%
Europe	5.2%	6.3%
Total Consolidated	3.7%	7.3%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.

North America
Net revenues in North America decreased $554.0 million, or 20.5%, to $2.15 billion in the year ended December 31, 2025, from $2.71 billion in the year ended December 31, 2024. The decrease was primarily due to a decrease in Core Revenues of 14% and a decrease in net revenues from the court-ordered divestiture of Towanda of 6%. The decrease in Core Revenues was driven by a 14% decline in volume/mix due to weaker market demand.
Adjusted EBITDA from continuing operations in North America decreased $154.6 million, or 60.9%, to $99.5 million in the year ended December 31, 2025, from $254.1 million in the year ended December 31, 2024. The decrease was primarily due to unfavorable volume/mix, negative price/cost, and lower productivity, partially offset by lower SG&A. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, lower advertising and promotion expenses, reduction in R&D expenses, as well as lower non-transformational professional fees.
Europe
Net revenues in Europe decreased $10.4 million, or 1.0%, to $1.06 billion in the year ended December 31, 2025, from $1.07 billion in the year ended December 31, 2024. The decrease was primarily due to a decrease in Core Revenues of 5%, partially offset by a favorable foreign exchange impact of 4%. The decrease in Core Revenues was primarily driven by unfavorable volume/mix of 7%, primarily due to market softness across the region, partially offset by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $12.4 million, or 18.3%, to $55.3 million in the year ended December 31, 2025, from $67.7 million in the year ended December 31, 2024. The decrease was primarily due to unfavorable volume/mix and negative price/cost, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $9.8 million, or 21.0%, to $36.8 million in the year ended December 31, 2025, from $46.5 million in the year ended December 31, 2024. The decrease in cost was primarily due to an increase in cash received on a real estate investment, lower salaries and benefits driven by a reduction in headcount in the current year, lower insurance expense due to favorable claims experience, and reduction in non-transformational professional fees, partially offset by higher foreign exchange and hedging losses.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,
(amounts in thousands)	2024	2023	% Variance
Net revenues from external customers
North America	$2,708,371	$3,123,056	(13.3)%
Europe	1,067,221	1,181,278	(9.7)%
Total Consolidated	$3,775,592	$4,304,334	(12.3)%
Percentage of total consolidated net revenues
North America	71.7%	72.6%
Europe	28.3%	27.4%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$254,071	$382,189	(33.5)%
Europe	67,713	81,455	(16.9)%
Corporate and unallocated costs	(46,536)	(83,205)	(44.1)%
Total Consolidated	$275,248	$380,439	(27.6)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	9.4%	12.2%
Europe	6.3%	6.9%
Total Consolidated	7.3%	8.8%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.

North America
Net revenues in North America decreased $414.7 million, or 13.3%, to $2.71 billion in the year ended December 31, 2024, from $3.12 billion in the year ended December 31, 2023. The decrease was primarily due to a decrease in Core Revenues of 13%. Core Revenues decreased due to an 13% unfavorable volume/mix driven by weaker market demand and a shift in demand to lower priced products.
Adjusted EBITDA from continuing operations in North America decreased $128.1 million, or 33.5%, to $254.1 million in the year ended December 31, 2024, from $382.2 million in the year ended December 31, 2023. The decrease was primarily due to unfavorable volume mix and price/cost, partially offset by improved productivity.
Europe
Net revenues in Europe decreased $114.1 million, or 9.7%, to $1.07 billion in the year ended December 31, 2024, from $1.18 billion in the year ended December 31, 2023. The decrease was primarily due to a decrease in Core Revenues of 10%. Core Revenues decreased due to unfavorable volume/mix of 11% primarily due to market softness across the region, partially offset by a 1% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $13.7 million, or 16.9%, to $67.7 million in the year ended December 31, 2024, from $81.5 million in the year ended December 31, 2023. The decrease was primarily due to unfavorable volume/mix and price/cost, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $36.7 million, or 44.1%, to $46.5 million in the year ended December 31, 2024, from $83.2 million in the year ended December 31, 2023. The decrease in cost was primarily due to a decrease in performance-based variable compensation expense, lower insurance expense due to favorable claims experience, an increase in cash received on investment in real estate, reduction in non-transformational professional fees and corporate function expense savings in 2024, partially offset by an increase in cloud and software application costs.
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
As of December 31, 2025, we had total liquidity (a non-GAAP measure) of $484.7 million, consisting of $136.1 million in unrestricted cash and $348.6 million available for borrowing under the ABL Facility, compared to total liquidity of $566.7 million as of December 31, 2024. The decrease in total liquidity was primarily due to lower ABL borrowing base availability as well as a lower cash balance at December 31, 2025, compared to December 31, 2024.
As of December 31, 2025, our cash balances, including $2.1 million of restricted cash, consisted of $64.3 million in cash located in the U.S. and $73.9 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
Based on our current and forecasted level of operations and seasonality of our business, we believe that cash provided by operations and other sources of liquidity, including cash, cash equivalents, and availability under our revolving credit facilities, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, and debt service requirements for at least the next twelve months from this issuance of financial statements and maintain compliance with covenants under our debt agreements.

Our total indebtedness as of December 31, 2025, was $1.18 billion of which $23.7 million in short-term debt obligations is due and payable within the next 12 months. Our $400.0 million Senior Notes bearing interest of 4.88% are due and payable in December 2027. To service our indebtedness, we may be required to undertake various actions including, but not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $8.9 million in the year ended December 31, 2025. A 100-basis point increase in interest rates would have increased our interest expense by $8.8 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
Contractual Obligations
In addition to our discussion and analysis surrounding our liquidity and capital resources, we have significant contractual obligations and commitments as of December 31, 2025, relating to the following:
•Long-term debt and interest obligations – As of December 31, 2025, our outstanding debt balance was $1.18 billion. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information regarding the timing of expected future principal payments. Interest on long-term debt is calculated based on debt outstanding and interest rates in effect on December 31, 2025, considering scheduled maturities and amortization payments. As of December 31, 2025, we estimate interest payments of $70.2 million due in 2026 and $210.0 million due in 2027 and thereafter.
•Finance and operating lease obligations – As of December 31, 2025, our remaining contractual commitments for finance and operating leases was $244.4 million. Refer to Note 8 - Leases to our consolidated financial statements included in this Form 10-K for additional details regarding the timing of expected future payments.
•Purchase obligations – As of December 31, 2025, we have purchase obligations of $42.0 million due in 2026 and $30.8 million due in 2027 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
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
As of December 31, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 12 - Long-Term Debt to our consolidated financial statements included in this Form 10-K for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash (used in) provided by:
Operating activities	$(4,861)	$106,214	$345,188
Investing activities	16,281	(153,337)	279,174
Financing activities	(33,049)	(80,633)	(563,157)
Effect of changes in exchange rates on cash and cash equivalents	8,830	(10,344)	7,074
Net change in cash and cash equivalents	$(12,799)	$(138,100)	$68,279
Cash Flows from Operations
Net cash used in operating activities was $4.9 million in the year ended December 31, 2025, compared to cash provided by operating activities of $106.2 million in the year ended December 31, 2024. The change in cash flows from operating activities was primarily due to the decrease in earnings of $432.2 million, inclusive of $334.6 million in non-cash goodwill impairment charges related to our North America and Europe reporting units in the current year, $129.2 million attributable to a valuation expense recorded against our U.S. tax attributes during 2025, and a $69.5 million increase in net cash used in our working capital accounts. The impact of accounts receivable, net, was unfavorable by $55.6 million for the year ended December 31, 2025, compared to the same period in 2024, primarily driven by a slower pace of declining sales and accounts receivable relative to the prior year. Accounts payable had an unfavorable impact of $38.0 million, mainly due to reduced inventory purchases in North America and lower professional expense payables related to a transformation consultant. Inventory contributed a favorable impact of $24.1 million, primarily reflecting decreased material purchases in North America.

Net cash provided by operating activities decreased $239.0 million to $106.2 million in the year ended December 31, 2024, compared to $345.2 million in the year ended December 31, 2023. The decreased operating cash flow was primarily due to unfavorable change in earnings of $251.5 million and an unfavorable impact from accrued expenses of $39.1 million, due primarily to higher payments of annual variable compensation for 2023 performance, partially offset by a $9.4 million improvement in net cash provided by our working capital accounts. The impact of accounts receivable, net of $91.4 million was favorable in the year ended December 31, 2024, compared to the year ended December 31, 2023, which was primarily due to decreased sales and slightly improved collections. The $28.1 million favorable impact from accounts payable is primarily due to improved payment terms with suppliers. The $110.1 million unfavorable impact of inventory is primarily due to the prior year benefit from intentional, one-time reductions not being repeated in the current year, as 2024 began with a more normalized inventory level as compared to the prior year. Further, the unfavorable impact of inventory was also driven by investments in inventory levels to aid in delivering improved service levels and lead times to our customers.
Cash Flows from Investing Activities
Net cash provided by investing activities was $16.3 million in the year ended December 31, 2025, compared to cash used in investing activities of $153.3 million in the year ended December 31, 2024. The change in cash flows from investing activities was primarily driven by $110.7 million proceeds related to the court-ordered divestiture of Towanda, proceeds of $37.6 million from sale of property in Coral Springs, Florida, during the year ended December 31, 2025, and by a decrease in capital expenditures of $37.8 million.
Net cash used in investing activities was $153.3 million in the year ended December 31, 2024, compared to cash provided by investing activities of $279.2 million in the year ended December 31, 2023, primarily driven by $365.6 million proceeds (payments) related to the sale of JW Australia during the year ended December 31, 2023, and an increase in capital expenditures of $62.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $47.6 million to $33.0 million in the year ended December 31, 2025, compared to $80.6 million in the year ended December 31, 2024, primarily driven by the repurchases of common stock of $24.3 million in the year ended December 31, 2024, and a reduction in net debt payments and debt extinguishment costs of $23.7 million.
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
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the description of our accounting policies contained in Note 1 - Description of Company and Summary of Significant Accounting Policies to our consolidated financial statements. Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in this Form 10-K.
Recoverability of Long-Lived and Intangible Assets
Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such asset or asset groups may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment.
We group assets to test for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

When a triggering event is identified, we perform an impairment test by reviewing the expected undiscounted cash flows generated from the anticipated use of the asset or asset group and the residual value from the ultimate disposal of the asset or asset group, compared to the carrying value of the asset or asset group. If the expected undiscounted cash flows are less than the carrying value of the asset or asset group, the asset or asset group is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset or asset group to determine whether an impairment loss should be recognized. An impairment loss will be recognized if an asset or asset group’s fair value is determined to be less than its carrying value. Fair value can be determined using an income approach, cost approach, or market approach. For depreciable long-lived assets and an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset. Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values under the income approach, including forecasting the useful lives of the assets. Under the cost approach, we applied assumptions regarding the current replacement cost of similar assets adjusted for estimated depreciation, physical deterioration, and economic obsolescence. For the market approach, we utilized a guideline company method in which the fair value of the asset or asset group was based on a weighting of the market multiples of comparable companies.
Goodwill
Goodwill was tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment existed. The estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believed that the use of these methods provided a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models was arrived at using several factors and inputs. There were inherent uncertainties related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believed that the combination of these methods provided a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit was based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contained significant assumptions and estimates including revenue growth rates, expected EBITDA, discount rates, capital expenditures, incremental net working capital, income tax rates, and terminal growth rates. Under the market approach, we utilized a guideline company method in which the fair value of the reporting unit was based on a weighting of the market multiples of comparable companies.
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
Following our 2023 annual impairment test for our Europe reporting unit, we concluded that while no impairment existed, the fair value of our reporting unit exceeded its carrying value by approximately 3%. During the third quarter of 2024, the Company updated its financial forecast for the Europe reportable segment to reflect anticipated macroeconomic conditions of prolonged elevated interest rates leading to reduced revenue growth expectations. The end of the third fiscal quarter also marks the conclusion of our generally heavier seasonal sales period and our European net sales were negatively impacted by weaker market demand. Accordingly, the Company determined that a triggering event occurred requiring an interim goodwill impairment test for its European reporting unit as of September 28, 2024. Based upon the results of our interim impairment test, we concluded the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $63.4 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. Following this partial impairment, the reporting unit’s carrying amount equaled the fair value.
The Company elected to perform a qualitative analysis as of the fourth quarter 2024 for the Europe reporting unit. Our analysis did not determine that it was more likely than not that the carrying value of the Europe reporting unit exceeded the fair value. During the fourth quarter 2024, we quantitatively determined that the fair value of our North America reporting unit exceeded its net carrying amount and no goodwill impairment existed. We determined that the fair value of our North America reporting unit would have to decline by less than 10% to be considered impaired.

During the first quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test of its North America reporting unit as of March 29, 2025. This was due to factors that increased short-term volatility in sales and EBITDA volatility, reflecting anticipated economic headwinds, deterioration of market demand versus previous expectations, and uncertainty around how potential increases in inflationary pressures on imports will impact customer demand. These factors included a decrease in the US GDP growth consensus estimate for 2025 by approximately 40 basis points from the end of 2024. Further, the National Association of Homebuilders reported that single-family starts were projected to grow 70 basis points less than previously estimated, and multifamily starts were expected to decline 6.0% in 2025, down from a 3.5% decline cited in previous reports. Additionally, during the first quarter, we saw a continued decline in the market price of our common stock, resulting in a decrease in our market capitalization. The impairment test indicated a non-cash goodwill impairment charge related to the North America reporting unit of $137.7 million, which the Company recorded in the accompanying consolidated statements of operations during the first quarter of 2025. Following this impairment charge to our North America reporting unit, the fair values of both of our reporting units approximate their carrying value.
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
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state and foreign income taxes refundable and payable are reported in other current assets and other current liabilities in the consolidated balance sheets as of December 31, 2025 and 2024. We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
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
Share-based Compensation Plan
We have share-based compensation plans that provide compensation to employees through various grants of share-based instruments. We apply the fair value method of accounting using the Black-Scholes option-pricing model to determine the compensation expense for stock options. The compensation expense for RSUs awarded is based on the fair value of the RSU at the date of grant. Compensation expense is recorded in the consolidated statements of operations and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, estimated risk-free rate, and the number of shares or share options expected to vest. Any difference in the number of shares or share options that vest can affect future compensation expense. Other assumptions are not revised after the original estimate.
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
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and Free Cash Flow, each as reported over the applicable three-year performance period, and is adjusted based upon a market condition measured by our TSR over the applicable three-year performance period as compared to the TSR of the Russell 3000 index.
For PSUs issued from 2021 to 2024, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three-year cumulative performance targets on ROIC and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk-free rates of return, and correlation matrix.
For PSUs issued in 2025, the number of PSUs that vest is determined based on annual performance evaluations of Adjusted ROIC and Net Sales over three independent annual performance periods, with equally weighted performance measures of ROIC and Net Sales. Each metric is measured annually, and the cumulative earned PSUs may be modified, at the sole discretion of the Compensation Committee of the Board of Directors, at the end of the third year, by a three-year TSR-based adjustment at the end of the award period. This adjustment can range from a reduction of up to 10% to an increase of up to 10%, based on the Company’s relative TSR compared to the Russell 3000 index. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk-free rates of return, and correlation matrix.
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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 5.41% at December 31, 2025, from 5.57% at December 31, 2024. Lowering the discount rate by 25 bps would increase the U.S. pension and post-retirement obligation at December 31, 2025, by approximately $4.0 million and would decrease estimated fiscal year 2026 pension expense by approximately $0.2 million. Increasing the discount rate by 25 bps would decrease the U.S. pension and post-retirement obligation at December 31, 2025, by approximately $3.8 million and would increase estimated fiscal year 2026 pension expense by approximately $0.1 million.
We determine the expected long-term rate of return on plan assets based on the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. Holding all other assumptions constant, a 100-bps increase or decrease in the assumed rate of return on plan assets would decrease or increase 2026 net periodic pension expense by approximately $1.5 million.
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
From time to time, we may execute transactions intended to reduce the volatility and long‑term risk of our U.S. defined benefit pension plan such as one‑time lump‑sum election windows for eligible participants or the purchase of group annuity contracts from highly rated insurers when market conditions and plan fundamentals are favorable. These market conditions and plan fundamentals include interest rate levels, insurer pricing and capacity, plan funded status, PBGC premiums, and expected administrative costs. When a settlement occurs, GAAP requires immediate recognition in earnings of a portion of accumulated actuarial gains/losses proportional to the obligation settled. As a result, any such action may give rise to a non‑cash pre‑tax pension settlement charge recorded within other income, net, with a corresponding impact to accumulated other comprehensive income. Cash impacts depend on the structure of the transaction.
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
Exchange Rate Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. To mitigate cross-currency transaction risk, we analyze significant forecast exposures where we expect receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. In most of the countries in which we operate, the exposure to foreign currency movements is limited because the operating revenues and expenses of our business units are substantially denominated in the local currency. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. The exchange rates used to translate our foreign subsidiaries’ financial results for the year ended December 31, 2025, compared to the year ended December 31, 2024, reflected, on average, the U.S. dollar weakened against the Canadian dollar and the Euro by 5% and 11%, respectively. Exchange rates had a positive impact of 1% and of 2% on our consolidated net revenues and Adjusted EBITDA from continuing operations, respectively, in the year ended December 31, 2025, as compared to a nominal impact on our consolidated net revenues and an adverse impact of 1% on our Adjusted EBITDA from continuing operations in the year ended December 31, 2024.
We cannot be certain that fluctuations in foreign currency exchange rates, particularly of the U.S. dollar against major currencies, such as the Euro, the Canadian dollar, the British pound, or the currencies of large developing countries, would not materially adversely affect our business, financial condition, and results of operations.

We use short-term foreign currency derivative contracts that are not designated as hedges to mitigate the impact of foreign exchange fluctuations on consolidated earnings. As of December 31, 2025, we had foreign currency derivative contracts with a total notional amount of $265.1 million to manage the effects of exchange fluctuations on certain intercompany transactions and intercompany loans and interest denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes.
At the end of 2024, we implemented a hedging program to manage variability in cash flows associated with the amounts payable on raw material purchases denominated in foreign currencies. Gains and losses on foreign currency derivative contracts that qualify as cash flow hedges are recorded in AOCL, to the extent the hedges are effective, and are reclassified into in cost of sales on our consolidated statements of operations when the underlying transactions affect net earnings. This cash flow hedging program continued during 2025 and concluded with no outstanding cash flow hedge derivative contracts as of December 31, 2025.
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
We purchase from multiple geographically diverse companies to mitigate the adverse impact of higher prices for our raw materials. Also, from time to time, we enter into derivatives to hedge commodity price fluctuations. Refer to Note 23 – Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information about our derivative asset and liabilities. We also maintain other strategies to mitigate the impact of higher raw material, energy, and commodity costs, which typically offset only a portion of the adverse impact.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8 - Financial Statements and Supplementary Data.
Item 9B - Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C - Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

F-58

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers appears in Part I of this Form 10-K under the heading, “Executive Officers of the Registrant”. Except as provided below, the other information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be held on April 22, 2026, which will be filed with the SEC within 120 days of the Company’s fiscal year end covered by this Form 10-K (“Proxy Statement”).
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
The following table sets forth information with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,995,041(2)	$14.13	2,318,282(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,995,041	$14.13	2,318,282
(1)Excludes RSUs and PSUs, which have no exercise price.
(2)Consists of shares underlying 1,290,584 stock options, 2,673,826 RSUs, and 1,030,631 PSUs outstanding under the 2011 Stock Incentive Plan and 2017 Omnibus Equity Plan.
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
F-59

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated October 11, 2024, by and between JELD-WEN, Inc., WG Towanda LLC and Woodgrain Inc., effective December 13, 2024.	8-K	001-38000	2.1	December 19, 2024
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
4.1	Description of Securities.	10-K	001-38000	4.1	February 22, 2022
4.2	Indenture, dated as of December 14, 2017, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee (including form of Note).	8-K	001-38000	4.1	December 14, 2017
4.3	First Supplemental Indenture, dated as of December 21, 2018, among American Building Supply, Inc., J B L Hawaii, Limited and Wilmington Trust, National Association, as Trustee.	8-K	001-38000	4.1	December 27, 2018
4.4	Second Supplemental Indenture, dated as of September 24, 2020, among Milliken Millwork, Inc., VPI Quality Windows, Inc., subsidiaries of JELD-WEN, Inc. and Wilmington Trust, National Association, as Trustee.	10-Q	001-38000	4.2	November 3, 2020
4.5	Third Supplemental Indenture, dated as of December 31, 2020, among JELD-WEN, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee.	10-K	001-38000	4.9	February 23, 2021
4.6	Indenture, dated as of August 22, 2024, among JELD-WEN Holding, Inc., the guarantors party thereto and Truist Bank, as trustee (including form of Notes).	8-K	001-38000	4.1	August 22, 2024
4.7	Guarantor Joinder Agreement, dated as of September 24, 2020, to the Term Loan Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, March 7, 2017, December 14, 2017, September 20, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Bank of America, N.A., as Administrative Agent.	10-Q	001-38000	4.3	November 3, 2020
4.8	Borrower Joinder Agreement, dated as of September 24, 2020, to the Revolving Credit Agreement, dated as of October 15, 2014 (as amended on July 1, 2015, November 1, 2016, December 14, 2017, December 21, 2018 and December 31, 2019) among Milliken Millwork, Inc., VPI Quality Windows, Inc., and Wells Fargo Bank, National Association, as Administrative Agent.	10-Q	001-38000	4.4	November 3, 2020
10.1	Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.1	June 1, 2016
10.2	Amendment No. 1 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.1.1	June 1, 2016
10.3	Amendment No. 2 to Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., Karona, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.1.2	November 17, 2016
F-60

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Amendment No. 3 to Credit Agreement, among JELD-WEN, Inc., JELD-WEN Holding, Inc., JELD-WEN of Canada, Ltd., the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.1	December 15, 2017
10.5	Amendment No. 4, dated as of December 21, 2018, among JELD-WEN, Inc., American Building Supply, Inc., J B L Hawaii, Limited, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38000	10.1	December 27, 2018
10.6	Amendment No. 5, dated as of December 31, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-38000	10.1	January 6, 2020
10.7	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD_WEN, Inc., the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent.	10-Q	001-38000	10.2	August 2, 2021
10.8	Amendment No. 7 to Credit Agreement, dated as of June 15, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-38000	10.1	June 16, 2023
10.9	Amendment No. 8 to Credit Agreement, dated as of March 26, 2025, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-3800	10.1	March 26, 2025
10.10	Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the other guarantors party thereto, Bank of America, N.A. and the lenders party thereto, dated October 15, 2014.	S-1	333-211761	10.2	June 1, 2016
10.11	Amendment No. 1 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc., Onex BP Finance LP, the subsidiary guarantors party thereto, Bank of America, N.A., and the lenders party thereto, dated July 1, 2015.	S-1	333-211761	10.2.1	June 1, 2016
10.12	Amendment No. 2 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated November 1, 2016.	S-1/A	333-211761	10.2.2	November 17, 2016
10.13	Amendment No. 3 to Term Loan Credit Agreement, among JELD-WEN Holding, Inc., JELD-WEN, Inc. the subsidiary guarantors party thereto, Onex BP Finance LP, Bank of America, N.A., and the lenders party thereto, dated March 7, 2017.	8-K	001-38000	10.1	March 8, 2017
10.14	Amendment No. 4, by and among JELD-WEN, Inc., JELD-WEN Holding, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties thereto, dated as of December 14, 2017.	8-K	001-38000	10.2	December 15, 2017
10.15	Amendment No. 5, dated as of September 20, 2019, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	001-38000	10.1	September 20, 2019
10.16	Amendment No. 6, dated as of July 28, 2021, among JELD-WEN Holding, Inc., JELD-WEN, Inc., JELD-WEN of Canada, Ltd., the other borrowers and subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	10-Q	001-38000	10.3	August 2, 2021
10.17	Amendment No. 7 to Term Loan Credit Agreement, dated as of June 16, 2023, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.2	June 16, 2023
10.18	Amendment No. 8 to Term Loan Credit Agreement, dated as of January 19, 2024, among JELD-WEN Holding, Inc., JELD-WEN, Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.	8-K	001-38000	10.1	January 19, 2024
10.19	Share Sale Agreement, dated April 17, 2023, by and between JW International Holdings, Inc. and Aristotle Holding III Pty Limited	8-K	001-38000	2.1	April 18, 2023
10.20+	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, as amended and restated effective April 24, 2025.	8-K	001-38000	10.1	April 25, 2025
F-61

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21+	Amendment to Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan.	10-Q	001-38000	10.2	April 30, 2021
10.22+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.20	February 22, 2022
10.23+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.21	February 22, 2022
10.24+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.26	February 20, 2024
10.25+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.27	February 20, 2024
10.26+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2017 Omnibus Plan.	10-K	001-38000	10.28	February 20, 2024
10.27+	Form of Nonqualified Stock Option Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-3800	10.26	February 20, 2025
10.28+	Form of Restricted Stock Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-38000	10.27	February 20, 2025
10.29+	Form of Performance Share Unit Agreement Under JELD-WEN Holding, Inc. 2017 Omnibus Plan (2025 and after grants).	10-K	001-3800	10.28	February 20, 2025
10.30+	JELD-WEN Holding, Inc. 2025 Management Incentive Plan.	8-K	001-38000	10.1	February 11, 2025
10.31+*	JELD-WEN Holding, Inc. 2026 Management Incentive Plan.
10.32+	Form of Indemnification Agreement.	S-1	333-211761	10.25	June 1, 2016
10.33+	Form of Separation Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	September 24, 2022
10.34+	Separation and Release Agreement with Kevin Lilly, effective January 3, 2025.	10-K	001-38000	10.33	February 20, 2025
10.35+	Form of Executive Employment Agreement between JELD-WEN Holding, Inc. and executive officers.	10-Q	001-38000	10.1	August 5, 2020
10.36+	The JELD-WEN Deferred Compensation Plan, effective April 1, 2022	8-K	001-38000	10.1	February 18, 2022
19.1	Securities Trading and Disclosure Policy	10-K	001-38000	19.1	February 20, 2024
21.1*	List of subsidiaries of JELD-WEN Holding, Inc.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	JELD-WEN Holding, Inc. Incentive Compensation Clawback Policy	10-K	001-38000	97.1	February 20, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16 - Form 10-K Summary
None.
F-62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: February 23, 2026

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

F-63

Signature	Title	Date

/s/ William J. Christensen	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026
William J. Christensen
/s/ Samantha L. Stoddard	Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Samantha L. Stoddard
/s/ Jeffrey D. Embt	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Jeffrey D. Embt
/s/ David G. Nord	Chair	February 23, 2026
David G. Nord
/s/ Antonella B. Franzen	Director	February 23, 2026
Antonella B. Franzen
/s/ Catherine A. Halligan	Director	February 23, 2026
Catherine A. Halligan
/s/ Michael F. Hilton	Director	February 23, 2026
Michael F. Hilton
/s/ Tracey I. Joubert	Director	February 23, 2026
Tracey I. Joubert
/s/ Cynthia G. Marshall	Director	February 23, 2026
Cynthia G. Marshall
/s/ Bruce M. Taten	Director	February 23, 2026
Bruce M. Taten
/s/ Roderick C. Wendt	Director	February 23, 2026
Roderick C. Wendt
/s/ Steven E. Wynne	Director	February 23, 2026
Steven E. Wynne

F-64

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of JELD-WEN Holding, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JELD-WEN Holding, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Tests - North America Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, management recorded a goodwill impairment charge of $181.2 million related to the North America reporting unit. Goodwill was tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment existed. During the first quarter of 2025, management determined that a triggering event occurred, requiring an interim goodwill impairment test of the North America reporting unit as of March 29, 2025, and recorded a goodwill impairment charge of $137.7 million. During the third quarter of 2025, management determined that a triggering event occurred, requiring an interim goodwill impairment test of the North America reporting unit as of September 27, 2025. As a result of management’s impairment test, all the remaining goodwill related to the North America reporting unit was determined to be fully impaired. The goodwill impairment tests were based on determining the fair value of the specified reporting units using management judgments and assumptions under two valuation approaches: discounted cash flows under the income approach and comparable company market valuation under the market approach. These valuation approaches were subject to significant assumptions and judgments including revenue growth rates, expected earnings before interest, taxes, depreciation and amortization (EBITDA), market multiples, discount rates, capital expenditures, incremental net working capital, income tax rates, and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment tests for the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) revenue growth rates, expected EBITDA, discount rate, capital expenditures, incremental net working capital, income tax rate, and terminal growth rate for the first quarter goodwill impairment test and (b) expected EBITDA for the third quarter goodwill impairment test; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of the North America reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the North America reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) revenue growth rates, expected EBITDA, discount rate, capital expenditures, incremental net working capital, income tax rate, and terminal growth rate for the first quarter goodwill impairment test and (b) expected EBITDA for the third quarter goodwill impairment test. Evaluating management’s assumptions related to revenue growth rates, expected EBITDA, capital expenditures, incremental net working capital, and income tax rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approach and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 23, 2026
We have served as the Company’s auditor since 2000.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(amounts in thousands, except share and per share data)	2025	2024	2023
Net revenues	$3,211,181	$3,775,592	$4,304,334
Cost of sales	2,696,986	3,086,618	3,471,713
Gross margin	514,195	688,974	832,621
Selling, general and administrative	551,111	652,527	655,280
Goodwill impairment (Note 6)	334,617	94,801	—
Restructuring and asset-related charges, net (Note 19)	44,511	68,092	35,741
Operating (loss) income	(416,044)	(126,446)	141,600
Interest expense, net (Note 21)	67,182	67,237	72,258
Loss on extinguishment and refinancing of debt (Note 12)	237	1,908	6,487
Other income, net (Note 22)	(9,144)	(24,773)	(25,719)
(Loss) income from continuing operations before taxes	(474,319)	(170,818)	88,574
Income tax expense (Note 15)	147,930	16,762	63,339
(Loss) income from continuing operations, net of tax	(622,249)	(187,580)	25,235
Gain (loss) on sale of discontinued operations, net of tax (Note 2)	1,040	(1,440)	15,699
Income from discontinued operations, net of tax (Note 2)	—	—	21,511
Net (loss) income	$(621,209)	$(189,020)	$62,445

Weighted average common shares outstanding (Note 17):
Basic	85,267,146	84,989,963	84,995,515
Diluted	85,267,146	84,989,963	85,874,035
Net (loss) income per share from continuing operations
Basic	$(7.30)	$(2.21)	$0.30
Diluted	$(7.30)	$(2.21)	$0.29
Net income (loss) per share from discontinued operations
Basic	$0.01	$(0.02)	$0.44
Diluted	$0.01	$(0.02)	$0.43
Net (loss) income per share
Basic	$(7.29)	$(2.22)	$0.73
Diluted	$(7.29)	$(2.22)	$0.73
Net (loss) income per share may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net (loss) income	$(621,209)	$(189,020)	$62,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $0, and $(34), and $2,301, respectively.	67,062	(37,336)	45,859
Foreign currency hedge adjustments, net of tax (benefit) expense of $(44), $23, and $0, respectively.	(400)	314	—
Interest rate hedge adjustments, net of tax benefit of $0, $(35), and $(4,076), respectively.	97	(103)	(12,159)
Defined benefit pension plans, net of tax expense of $283, $2,462, and $3,287, respectively.	12,345	2,940	13,624
Total other comprehensive income (loss), net of tax:	79,104	(34,185)	47,324
Comprehensive (loss) income	$(542,105)	$(223,205)	$109,769

The accompanying notes are an integral part of these consolidated financial statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$136,103	$150,337
Restricted cash	2,145	710
Accounts receivable, net (Note 3)	361,192	388,415
Inventories (Note 4)	444,102	460,107
Other current assets	73,202	73,413
Assets held for sale (Note 20)	—	126,912
Total current assets	1,016,744	1,199,894
Property and equipment, net (Note 5)	728,445	681,439
Deferred tax assets (Note 15)	16,289	143,284
Goodwill (Note 6)	—	315,167
Intangible assets, net (Note 7)	96,330	101,987
Operating lease assets, net (Note 8)	179,378	126,256
Other assets	65,628	52,142
Total assets	$2,102,814	$2,620,169
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$237,280	$264,947
Accrued payroll and benefits (Note 9)	93,827	89,600
Accrued expenses and other current liabilities (Note 10)	223,147	224,209
Current maturities of long-term debt (Note 12)	23,690	30,927
Liabilities held for sale (Note 20)	—	15,308
Total current liabilities	577,944	624,991
Long-term debt (Note 12)	1,149,614	1,152,449
Unfunded pension liability (Note 26)	24,357	21,615
Operating lease liability (Note 8)	158,565	105,499
Deferred credits and other liabilities (Note 13)	85,424	89,854
Deferred tax liabilities (Note 15)	14,694	5,699
Total liabilities	2,010,598	2,000,107
Commitments and contingencies (Note 25)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 85,489,683 and 84,653,408 shares issued and outstanding, respectively	854	846
Additional paid-in capital	783,315	769,064
Accumulated deficit	(641,562)	(20,353)
Accumulated other comprehensive loss	(50,391)	(129,495)
Total shareholders’ equity	92,216	620,062
Total liabilities and shareholders’ equity	$2,102,814	$2,620,169

The accompanying notes are an integral part of these consolidated financial statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2025		2024		2023
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	84,653,408	$846	85,309,220	$853	84,347,712	$843
Shares issued for exercise/vesting of share-based compensation awards	935,484	9	1,030,848	10	1,069,969	11
Shares repurchased	—	—	(1,600,000)	(16)	—	—
Shares surrendered for tax obligations for employee share-based transactions	(99,209)	(1)	(86,660)	(1)	(108,461)	(1)
Balance at period end	85,489,683	$854	84,653,408	$846	85,309,220	$853
Additional paid-in capital
Balance at beginning of period		$769,737		$752,844		$735,526
Shares issued for exercise/vesting of share-based compensation awards		(6)		2,868		552
Shares surrendered for tax obligations for employee share-based transactions		(737)		(1,440)		(1,637)
Amortization of share-based compensation		14,994		15,465		18,403
Balance at period end		783,988		769,737		752,844
Employee stock notes
Balance at beginning of period		(673)		(673)		(673)
Balance at period end		(673)		(673)		(673)
Balance at period end		$783,315		$769,064		$752,171
(Accumulated deficit) retained earnings
Balance at beginning of period		$(20,353)		$192,931		$130,486
Shares repurchased		—		(24,264)		—
Net (loss) income		(621,209)		(189,020)		62,445
Balance at period end		$(641,562)		$(20,353)		$192,931
Accumulated other comprehensive loss
Balance at beginning of period		$(129,495)		$(95,310)		$(142,634)
Foreign currency adjustments		67,062		(37,336)		45,859
Unrealized (loss) gain on foreign currency hedges		(400)		314		—
Unrealized gain (loss) on interest rate hedges		97		(103)		(12,159)
Net actuarial pension gain		12,345		2,940		13,624
Balance at period end		$(50,391)		$(129,495)		$(95,310)

Total shareholders’ equity at period end		$92,216		$620,062		$850,645

The accompanying notes are an integral part of these consolidated financial statements.

JELD-WEN HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(621,209)	$(189,020)	$62,445
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	112,381	125,786	140,192
Deferred income taxes	136,932	(16,984)	31,735
Net gain on sale of business, property, and equipment	(36,285)	(13,752)	(10,472)
Goodwill impairment	334,617	94,801	—
Adjustment to carrying value of assets	5,262	22,715	7,862
Amortization of deferred financing costs	2,371	2,411	2,614
Loss on extinguishment and refinancing of debt	237	1,246	6,487
Loss on foreign currency translation adjustment related to the substantial liquidation of a foreign subsidiary	—	4,809	—
Gain on sale of discontinued operations, net of tax	(1,040)	—	(23,982)
Share-based compensation expense	14,994	15,465	18,403
Amortization of U.S. pension expense	—	—	480
Recovery of cost from receipts on impaired notes	—	(1,389)	(3,514)
Other items, net	16,749	(5,295)	(7,439)
Net change in operating assets and liabilities:
Accounts receivable	46,668	102,275	10,862
Inventories	33,479	9,423	119,560
Other assets	7,954	(1,551)	11,595
Accounts payable and accrued expenses	(49,072)	(32,483)	(21,548)
Change in short-term and long-term tax liabilities	(8,899)	(12,243)	(92)
Net cash (used in) provided by operating activities	(4,861)	106,214	345,188
INVESTING ACTIVITIES
Purchases of property and equipment	(119,759)	(161,906)	(98,332)
Proceeds from sale of business, property and equipment	40,772	20,671	16,751
Purchase of intangible assets	(16,181)	(11,811)	(12,550)
Proceeds related to the court-ordered divestiture of Towanda	110,661	—	—
Proceeds (payments) related to the sale of JW Australia(1)	—	—	365,555
Recovery of cost from receipts on impaired notes	—	1,389	3,514
Cash (paid) received for notes receivable	(61)	46	261
Cash received from insurance proceeds	1,768	1,655	5,115
Purchase of securities for deferred compensation plan	(919)	(3,381)	(1,140)
Net cash provided by (used in) investing activities	16,281	(153,337)	279,174
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	(31,502)	(55,178)	(561,338)
Common stock issued for exercise of options	3	2,878	563
Common stock repurchased	—	(24,280)	—
Payments to tax authorities for employee share-based compensation	(738)	(1,441)	(1,638)
Payments related to the sale of JW Australia	(812)	(2,612)	(744)
Net cash used in financing activities	(33,049)	(80,633)	(563,157)
Effect of foreign currency exchange rates on cash	8,830	(10,344)	7,074
Net (decrease) increase in cash and cash equivalents	(12,799)	(138,100)	68,279
Cash, cash equivalents and restricted cash, beginning	151,047	289,147	220,868
Cash, cash equivalents and restricted cash, ending	$138,248	$151,047	$289,147
Refer to Note 27 - Supplemental Cash Flow Information for more information.
Cash flows from discontinued operations through the divestiture date of July 2, 2023, are included in the above amounts and explained in Note 1 — Description of Company and Summary of Significant Accounting Policies and Note 2 — Discontinued Operations and Divestiture.

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
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia. On July 2, 2023, we completed the sale. The net assets and operations of the disposal group met the criteria to be classified as “discontinued operations” and are reported as such in all periods presented unless otherwise noted. The consolidated statements of cash flows include cash flows from discontinued operations through the divestiture date of July 2, 2023. Refer to Note 2 - Discontinued Operations and Divestiture to our consolidated financial statements included in this Form 10-K for more information.
All U.S. dollar and other currency amounts, except share and per share amounts, are presented in thousands unless otherwise noted.
Share Repurchases – On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of December 31, 2025, $175.7 million remained under the repurchase program.
During the years ended December 31, 2025 and 2023, we did not repurchase any shares of our Common Stock. During the year ended December 31, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18. Refer to Note 16 - Capital Stock to our consolidated financial statements included in this Form 10-K for more information.
Fiscal Year – We operate on a fiscal calendar year, and each interim quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more, or fewer days included than a traditional 91-day fiscal quarter.
Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets including goodwill (prior to impairment) and other intangible assets, employee benefit obligations, income tax uncertainties, contingent assets and liabilities, provisions for bad debt, inventory, warranty liabilities, legal claims, valuation of derivatives, environmental remediation, and claims relating to self-insurance. Actual results could differ due to the uncertainty inherent in these estimates.
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
In the second quarter of 2025, the Company received a $6.8 million cash payment from the U.S. government for the reimbursement of the ERC, $0.8 million of which was interest income. The interest income was recognized as interest expense, net in the accompanying consolidated statements of operations in the second quarter of 2025.

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
Restricted Cash – Restricted cash includes a balance held in the Company’s captive insurance account, which is contractually required to maintain the account’s status and functionality. In addition, restricted cash also includes amounts required to meet certain bank guarantees.
Accounts Receivable – Accounts receivable are recorded at their net realizable value. Our customers are primarily retailers, distributors, and contractors. Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2025 and 2024. We maintain allowances for credit losses resulting from the inability of our customers to make required payments. We estimate the allowance for credit losses based on quantitative and qualitative factors associated with the credit risk of our accounts receivable, including historical credit collections within each region where we have operations. If the financial condition of a customer deteriorates or other circumstances occur that result in an impairment of a customer’s ability to make payments, we record additional allowances as needed. We write off uncollectible trade accounts receivable against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has concluded. Refer to Note 3 - Accounts Receivable, Net to our consolidated financial statements included in this Form 10-K for more information.
Inventories – Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the FIFO or average cost methods. We record provisions to write down obsolete and excess inventory to its estimated net realizable value. The process for evaluating obsolete and excess inventory requires us to evaluate historical inventory usage and expected future production needs. Accelerating the disposal process or incorrect estimates may cause actual results to differ from the estimates at the time such inventory is disposed or sold. We classify certain inventories that are available for sale directly to external customers or used in the manufacturing of a finished good within raw materials. Refer to Note 4 - Inventories to our consolidated financial statements included in this Form 10-K for more information.
Notes Receivable – Notes receivable are recorded at their net realizable value. The balance consists primarily of installment notes and affiliate notes. The allowance for credit losses is based upon credit risks, historical loss trends, and specific reviews of delinquent notes. We write off uncollectible note receivables against the allowance for credit losses when collection efforts have been exhausted and/or any legal action taken by us has been concluded. Current maturities and interest, net of short-term allowance are reported as other current assets in the accompanying consolidated balance sheets.
Customer Displays – Customer displays include all costs to manufacture, ship, and install the displays of our products in retail store locations. Capitalized display costs are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the product lines, typically 1 to 3 years. For the years ended December 31, 2025, 2024, and 2023, amortization associated with customer displays were $5.5 million, $5.8 million, and $3.9 million, respectively, and are included in SG&A in the accompanying consolidated statements of operations.
Cloud Computing Arrangements –We capitalize qualified cloud computing implementation costs associated with the application development stage and subsequently amortize these costs over the term of the hosting agreement and stated renewal period, if it is reasonably certain we will renew, typically 3 to 5 years. Capitalized costs are included in other assets in the accompanying consolidated balance sheets, and amortization is included in SG&A in the accompanying consolidated statement of operations.
Property and Equipment – Property and equipment are recorded at cost. The cost of major additions and betterments are capitalized and depreciated using the straight-line method over their estimated useful lives. Replacements, maintenance, and repairs that do not improve or extend the useful lives of the related assets or adapt the property to a new or different use are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. Upon sale or retirement of property or equipment, cost and related accumulated depreciation are removed from the accounts, and any gain or loss is charged to income and included in SG&A in the accompanying consolidated statements of operations. Refer to Note 5 - Property and Equipment, Net to our consolidated financial statements included in this Form 10-K for more information.

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
The lives of definite lived intangible assets are reviewed and reduced if necessary, whenever changes in their planned use occur. Legal and registration costs related to internally developed patents and trademarks are capitalized and amortized over the lesser of their expected useful life or the legal patent life. The carrying value of intangible assets is reviewed by management to assess the recoverability of the assets or asset groups when facts and circumstances indicate that the carrying value may not be recoverable. The recoverability test requires us to first compare undiscounted cash flows expected to be generated by that definite lived intangible asset or asset group to its carrying amount. If the carrying amounts of the definite lived intangible assets or asset groups are not recoverable on an undiscounted cash flow basis, the asset or asset group is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset or asset group to determine whether an impairment loss should be recognized. An impairment loss will be recognized if an asset or asset group’s fair value is determined to be less than its carrying value. Fair value is determined through various valuation techniques.
We capitalize certain qualified internal use software costs during the application development stage and subsequently amortize these costs over the estimated useful life of the asset. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred. Refer to Note 7 - Intangible Assets, Net to our consolidated financial statements included in this Form 10-K for more information.
Long-Lived Assets – Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets or asset groups may not be recoverable. If a triggering event is identified, we perform an impairment test by reviewing the expected undiscounted cash flows generated from the anticipated use of the asset or asset group and the residual value from the ultimate disposal of the asset or asset group, compared to its carrying value. If the expected undiscounted cash flows are less than the carrying value of the asset or asset group, the asset or asset group is deemed not to be recoverable and possibly impaired. We then estimate the fair value of the asset or asset group to determine whether an impairment loss should be recognized. An impairment loss will be recognized if an asset or asset group’s fair value is determined to be less than its carrying value. Long-lived assets currently available for sale and expected to be sold within one year are classified as assets held for sale.
Leases – We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment. We determine if an arrangement is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in ROU assets, net, accrued expense and other current liabilities and operating lease liability in our consolidated balance sheet. Amounts associated with finance leases are included in property and equipment, net, current maturities of long-term debt, and long-term debt in the accompanying consolidated balance sheets.
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

Certain leases include renewal and/or termination options, with renewal terms that can extend the lease term from 1 to 20 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. These options are included in the lease term used to determine ROU assets and corresponding liabilities when we are reasonably certain we will exercise the option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 8 - Leases to our consolidated financial statements included in this Form 10-K for more information.
Sale-Leaseback Transactions – We account for sale-leaseback transactions in accordance with ASC 842 and ASC 610-20. When a sale is achieved under ASC 606, we derecognize the underlying asset and recognize any resulting gain or loss in income. The related leaseback is accounted for based on its classification (operating or finance) and measured at the present value of lease payments. If the sales price or lease payments are not at market terms, adjustments are made to recognize prepaid rent or a financing liability. Refer to Note 8 - Leases to our consolidated financial statements included in this Form 10-K for more information on sale-leaseback transactions.
Goodwill – Goodwill was tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment existed. The estimated fair values of our reporting units were derived using a combination of income and market approaches, both of which yielded substantially equivalent indications of fair value. Absent an indication of fair value from a potential buyer or similar specific transactions, we believed that the use of these methods provided a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models was arrived at using several factors and inputs. There were inherent uncertainties related to fair value models, the inputs, factors and our judgment in applying them to this analysis. Nonetheless, we believed that the combination of these methods provided a reasonable approach to estimate the fair values of our reporting units.
Under the income approach, the fair value of a reporting unit was based on a discounted cash flow analysis of management's short-term and long-term forecast of operating performance. This analysis contained significant assumptions and estimates including revenue growth rates, expected EBITDA, discount rates, capital expenditures, incremental net working capital, income tax rates, and terminal growth rates. Under the market approach, we utilized a guideline company method in which the fair value of the reporting unit was based on a weighting of the market multiples of comparable companies.
We identified two reporting units: North America and Europe. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. Refer to Note 6 - Goodwill to our consolidated financial statements included in this Form 10-K for more information.
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
Warranty Accrual – Warranty terms range primarily from one year to lifetime on certain window and door components. Warranties are normally limited to replacement or service of defective components for the original customer. Some warranties are transferable to subsequent owners and are generally limited to 10 years from the date of manufacture or require pro-rata payments from the customer. A provision for estimated warranty costs is recorded at the time of sale based on historical claim experience, together with current-period trends. We periodically adjust these provisions to reflect actual experience. In Q4 2025, we corrected our warranty accrual calculation resulting in an additional $6.7 million of expense that should have been recognized in our prior interim periods in 2025. We have evaluated the impact on prior interim periods and concluded that the amounts were not material. Refer to Note 11 - Warranty Liability to our consolidated financial statements included in this Form 10-K for more information.
Restructuring – Costs to exit or restructure certain activities of our internal operations are accounted for as one-time termination and exit costs as required by the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from any business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statements of operations in the period in which the liability is incurred. When estimating the fair value of restructuring activities, assumptions are applied, which can differ materially from actual results. This may require us to revise our initial estimates, which may materially affect our results of operations and financial position in the period the revision is made. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.

Derivative Financial Instruments – Derivative financial instruments are used to manage interest rate risk associated with our borrowings, exposures to certain commodities associated with our material costs and foreign currency exposures related to transactions denominated in currencies other than the U.S. dollar, or in the case of our non-U.S. companies, transactions denominated in a currency other than their functional currency. All derivatives are recorded as assets or liabilities in the consolidated balance sheets at their respective fair values. As of December 31, 2025, 2024, and 2023, we had netting provisions in certain agreements with our counterparties. We have elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met, and we elect hedge accounting prior to entering into the hedge. If a derivative is designated as a fair value hedge, the changes in fair value of both the derivative and the hedged item attributable to the hedged risks are recognized in the same line item in the results of operations. If the derivative is designated as a cash flow or net investment hedge, changes in the fair value related to the derivatives considered highly effective are initially recorded in accumulated other comprehensive loss and subsequently classified to the consolidated statements of operations when the hedged item impacts earnings, and in the same line item on the consolidated statements of operations as the impact of the hedge transaction. Cash flows from all derivative instruments, including those not designated as hedging instruments, are classified in the same category as the cash flows from the item being hedged. Refer to Note 23 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information.
At the inception of a fair value, cash flow, or net investment hedge we formally document the hedge relationship and the risk management objective for undertaking the hedge. In addition, for derivatives that qualify for hedge accounting, we assess, both at inception of the hedge and on an ongoing basis, whether the derivative financial instrument is and will continue to be highly effective in offsetting cash flows or fair value of the hedged item and whether it is probable that the hedged forecasted transaction will occur. Changes in the fair value of derivatives that do not qualify for hedge accounting, or fail to meet the criteria, thereafter, are also recognized in the consolidated statements of operations. Refer to Note 24 - Fair Value of Financial Instruments to our consolidated financial statements included in this Form 10-K for more information on the fair value of our derivative assets and liabilities.
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
Shipping and handling costs are treated as fulfillment costs and are not considered a separate performance obligation. Shipping and handling costs charged to customers and the related expenses are reported in revenues and cost of sales for all customers. The expected costs associated with our base warranties and field service actions continue to be recognized as expense when the products are sold. Since payment is due at or shortly after the point of sale, the contract asset is classified as a receivable in the accompanying consolidated balance sheets. Refer to Note 11 - Warranty Liability to our consolidated financial statements included in this Form 10-K for more information.
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
We disaggregate revenues based on geographical location. Refer to Note 14 - Segment Information to our consolidated financial statements included in this Form 10-K for more information on disaggregated revenue.
Advertising Costs – All costs of advertising our products and services are charged to expense as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising and promotion expenses were $22.8 million, $27.9 million, and $30.1 million, respectively, and are included in SG&A in the accompanying consolidated statements of operations.
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
Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate both the positive and negative evidence that is relevant in assessing whether we will realize the deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The tax effects from an uncertain tax position can be recognized in the consolidated financial statements, only if the position is more likely than not to be sustained, based on the technical merits of the position and the jurisdiction taxes of the Company. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit and the tax related to the position would be due to the entity and not the owners. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. We apply this accounting standard to all tax positions for which the statute of limitations remains open. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We file a consolidated federal income tax return in the U.S. and various states. For financial statement purposes, we calculate the provision for federal income taxes using the separate return method. Certain subsidiaries file separate tax returns in certain countries and states. Any U.S. federal, state, and foreign income taxes refundable and payable are reported in other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. We have non-current taxes receivable or payable at December 31, 2025 and 2024. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.
We record interest and penalties on amounts due to tax authorities as a component of income tax expense in the accompanying consolidated statements of operations. We have elected to account for the impact of GILTI in the period in which it is incurred.
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
Employee Retirement and Pension Benefits – We have a defined benefit plan for certain U.S. hourly employees and several other defined benefit plans located outside of the U.S. that are country specific. The most significant of these plans is in the U.S., which is no longer open to new employees. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates and expected return on assets. Refer to Note 26 - Employee Retirement and Pension Benefits to our consolidated financial statements included in this Form 10-K for more information..
Recently Adopted Accounting Standards – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We adopted this guidance effective January 1, 2025, for annual reporting and applied the amendments prospectively to the consolidated financial statements issued after the effective date. Refer to Note 15 - Income Taxes to our consolidated financial statements included in this Form 10-K for more information.

Recent Accounting Standards Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU 2025-01, Expense Disaggregation Disclosures: Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance should be applied either prospectively to financial statements issued for reporting dates after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this guidance on the Company’s disclosures.
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
Note 2. Discontinued Operations and Divestiture
Discontinued Operations
On April 17, 2023, we entered into a Share Sale Agreement with Aristotle Holding III Pty Limited, a subsidiary of Platinum Equity Advisors, LLC, to sell JW Australia, for a purchase price of approximately AUD $688 million. On July 2, 2023, we completed the sale, receiving net cash proceeds of approximately $446 million, including $3.3 million of cash received from the settlement of certain forward contracts. Refer to Note 23 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information.
In the year ended December 31, 2023, we recorded a net gain on sale of discontinued operations of $15.7 million related to the July 2, 2023, sale of JW Australia. The net gain on sale includes $30.3 million of cumulative translation adjustments losses and $1.0 million of accumulated net actuarial pension losses reclassified from other comprehensive income (loss). The net gain on sale also includes a $10.2 million loss recorded in the fourth quarter of 2023 in estimated taxes directly related to the sale transaction and return to provision true ups for the period in which we owned JW Australia. We recorded a $1.4 million loss on sale of discontinued operations in the year ended December 31, 2024, related to settlement of an outstanding tax liability for JW Australia. We recorded a $1.0 million gain on sale of discontinued operations in the year ended December 31, 2025, due to a release of reserve associated with purchases under a supply agreement in the second quarter of 2025.
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
After the completion of the sale, we entered into an agreement to provide certain transition services to JW Australia, including providing information technology post-closing services, purchases under a supply agreement, and reimbursement for certain costs to upgrade specific IT systems up to a capped amount. We had a liability of $0.3 million and $3.2 million as of December 31, 2025 and 2024, respectively, relating to these matters, which were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Components of amounts reflected in the consolidated statements of operations related to discontinued operations are presented in the table, as follows:

Year Ended December 31,
(amounts in thousands)	2023
Net revenues	$301,876
Cost of sales	211,575
Gross margin	90,301
Selling, general and administrative	62,263
Operating income	28,038
Interest income, net	(685)
Other income, net	(2,274)
Income from discontinued operations before taxes	30,997
Income tax expense	9,486
Income from discontinued operations, net of tax	$21,511
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows through the divestiture date of July 2, 2023. The following table presents cash flow and non-cash information related to discontinued operations:

Year Ended December 31,
(amounts in thousands)	2023
Depreciation and amortization	$5,196
Capital expenditures	6,229
Share-based incentive compensation	926
Provision for bad debt	5,062
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
The selling price of Towanda was $115.0 million, subject to certain adjustments and closing conditions, paid in cash during the first quarter of 2025. In connection with the Asset Purchase Agreement, the Company recognized a $31.4 million goodwill impairment charge during the fourth quarter of 2024. We recorded a $0.7 million pre-tax gain on the sale of Towanda, within SG&A in our consolidated statements of operations during the first quarter of 2025. The gain is driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, which included property and equipment, net of $65.4 million, inventory of $16.7 million, trade receivables of $8.8 million, operating lease assets of $2.2 million, intangible assets, net of $1.5 million, and goodwill of $33.6 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accounts payable of $9.2 million and other liabilities which were individually immaterial. We recorded $8.5 million in tax expense related to the gain from the sale within income tax expense in the accompanying consolidated statement of operations during the first quarter of 2025, of which $7.8 million was offset with a change in our tax valuation allowance in the third quarter of 2025.
Note 3. Accounts Receivable, Net
We sell our manufactured products to many customers, primarily in the residential housing construction and remodel sectors, broadly dispersed across many domestic and foreign geographic regions. We assess the credit risk relating to our accounts receivable based on quantitative and qualitative factors, including historical credit collections within each region where we have operations. We perform ongoing credit evaluations of our customers to minimize credit risk. We do not usually require collateral for accounts receivable, but do require advance payment, guarantees, a security interest in the products sold to a customer, and/or letters of credit in certain situations. Customer accounts receivable converted to notes receivable are collateralized by inventory or other collateral.

Two customers, The Home Depot and Lowe’s Companies, each accounted for more than 10% of the consolidated accounts receivable, net balance as of December 31, 2025 and 2024. The Home Depot, a customer of our North America segment, represented approximately 17% and 19% of the consolidated accounts receivable, net balance as of December 31, 2025 and 2024, respectively, and approximately 17%, 16%, and 15% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively. Lowe’s Companies, another customer of our North America segment, represented approximately 16% of the consolidated accounts receivable, net balance as of December 31, 2025 and 2024, and approximately 13%, 12%, and 11% of our consolidated net revenues during the years ended December 31, 2025, 2024, and 2023, respectively.
The following is a roll forward of our allowance for credit losses for each of the periods ending December 31:

(amounts in thousands)	2025	2024	2023
Balance as of January 1,	$(9,605)	$(11,265)	$(15,429)
Charges to (expense) income	(2,185)	(110)	1,870
Write-offs	1,269	1,253	2,466
Currency translation	(604)	517	(172)
Balance at period end	$(11,125)	$(9,605)	$(11,265)
The increase in the allowance for credit losses during 2025 was primarily due to an increase in aged receivables across the portfolio.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	December 31, 2025	December 31, 2024
Raw materials	$365,418	$380,277
Work in process	21,988	19,763
Finished goods	85,642	82,615
Inventory valuation reserves	(28,946)	(22,548)
Total inventories	$444,102	$460,107
Note 5. Property and Equipment, Net

(amounts in thousands)	December 31, 2025	December 31, 2024
Land improvements	$30,915	$30,614
Buildings	495,615	463,273
Machinery and equipment	1,469,174	1,380,424
Total depreciable assets	1,995,704	1,874,311
Accumulated depreciation	(1,374,390)	(1,309,706)
	621,314	564,605
Land	26,551	26,399
Construction in progress	80,580	90,435
Total property and equipment, net	$728,445	$681,439
We recorded accelerated depreciation of our plant and equipment of $2.6 million, $15.0 million, and $7.4 million during the years ended December 31, 2025, 2024, and 2023, respectively, within restructuring and asset-related charges, net in the accompanying consolidated statements of operations. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
Additionally, we recorded accelerated depreciation of $9.1 million during the year ended December 31, 2023, from reviews of North America equipment capacity optimization. These charges were recorded within cost of sales in the accompanying consolidated statements of operations.
The effect on our carrying value of property and equipment, net due to currency translations for foreign property and equipment, net, was an increase of $25.5 million as of December 31, 2025, compared to a decrease of $13.6 million as of December 31, 2024.

Depreciation expense was recorded as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cost of sales	$79,288	$81,874	$89,396
Selling, general, and administrative	4,834	4,687	5,191
Total depreciation expense	$84,122	$86,561	$94,587
Note 6. Goodwill
Goodwill was tested for impairment on an annual basis during the fourth quarter and between annual tests if indicators of potential impairment existed. Between annual testing dates, the Company monitored factors such as its market capitalization, comparable company market multiples, macroeconomic conditions, and individual reporting unit financial performance to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an interim impairment test.
The goodwill impairment tests were based on determining the fair value of the specified reporting units using management judgments and assumptions under two valuation approaches: discounted cash flows under the income approach (classified in Level 3 of the fair value hierarchy) and comparable company market valuation under the market approach (classified in Level 2 of the fair value hierarchy). These valuation approaches were subject to significant assumptions and judgments that were sensitive to change, including revenue growth rates, expected EBITDA, market multiples, discount rates, capital expenditures, incremental net working capital, income tax rates, and terminal growth rates.
Following our 2023 annual impairment test for our Europe reporting unit, we concluded that while no impairment existed, the fair value of our reporting unit exceeded its carrying value by approximately 3%. During the third quarter of 2024, the Company updated its financial forecast for the Europe reportable segment to reflect anticipated macroeconomic conditions of prolonged elevated interest rates leading to reduced revenue growth expectations. The end of the third fiscal quarter also marks the conclusion of our generally heavier seasonal sales period and our European net sales were negatively impacted by weaker market demand. Accordingly, the Company determined that a triggering event occurred requiring an interim goodwill impairment test for its European reporting unit as of September 28, 2024. Based upon the results of our interim impairment test, we concluded the carrying value of our Europe reporting unit exceeded its fair value, and we recorded a goodwill impairment charge of $63.4 million, representing a partial impairment of goodwill assigned to the Europe reporting unit. Following this partial impairment, the reporting unit’s carrying amount equaled the fair value.
The Company elected to perform a qualitative analysis as of the fourth quarter 2024 for the Europe reporting unit. Our analysis did not determine that it was more likely than not that the carrying value of the Europe reporting unit exceeded the fair value. During the fourth quarter 2024, we quantitatively determined that the fair value of our North America reporting unit exceeded its net carrying amount and no goodwill impairment existed. We determined that the fair value of our North America reporting unit would have to decline by less than 10% to be considered impaired.
During the first quarter of 2025, the Company determined that a triggering event occurred, requiring an interim goodwill impairment test of its North America reporting unit as of March 29, 2025. This was due to factors that increased short-term volatility in sales and EBITDA volatility, reflecting anticipated economic headwinds, deterioration of market demand versus previous expectations, and uncertainty around how potential increases in inflationary pressures on imports will impact customer demand. These factors included a decrease in the US GDP growth consensus estimate for 2025 by approximately 40 basis points from the end of 2024. Further, the National Association of Homebuilders reported that single-family starts were projected to grow 70 basis points less than previously estimated, and multifamily starts were expected to decline 6.0% in 2025, down from a 3.5% decline cited in previous reports. Additionally, during the first quarter, we saw a continued decline in the market price of our common stock, resulting in a decrease in our market capitalization. The impairment test indicated a non-cash goodwill impairment charge related to the North America reporting unit of $137.7 million, which the Company recorded in the accompanying consolidated statements of operations during the first quarter of 2025. Following this impairment charge to our North America reporting unit, the fair values of both of our reporting units approximate their carrying value.

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
The following table summarizes the changes in goodwill by reportable segment:

(amounts in thousands)	North America	Europe	Total Reportable Segments
Gross carrying amount at December 31, 2023	$182,412	$268,512	$450,924
Sale of business	(900)	—	(900)
Currency translation	(487)	(17,876)	(18,363)
Gross carrying amount at December 31, 2024	$181,025	$250,636	$431,661
Currency translation	223	33,771	33,994
Gross carrying amount at December 31, 2025	$181,248	$284,407	$465,655

Accumulated impairment losses at December 31, 2023	$—	$(60,754)	$(60,754)
Impairment(1)	—	(63,445)	(63,445)
Currency translation	—	7,705	7,705
Accumulated impairment losses at December 31, 2024	$—	$(116,494)	$(116,494)
Impairment	(181,248)	(153,369)	(334,617)
Currency translation	—	(14,544)	(14,544)
Accumulated impairment losses at December 31, 2025	$(181,248)	$(284,407)	$(465,655)

Balance, net of impairment at December 31, 2025	$—	$—	$—
(1)During the fourth quarter of 2024, we recognized a $31.4 million impairment charge related to the court-ordered divestiture of Towanda. As of December 31, 2024 and 2023, the assets and liabilities of Towanda qualified as held for sale and are not included in the above reportable segments amount. Refer to Note 20 - Held for Sale to our consolidated financial statements included in this Form 10-K for more information.
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	December 31, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,659	$(106,339)	$21,320
Software	89,225	(40,708)	48,517
Trademarks and trade names	32,804	(14,510)	18,294
Patents, licenses and rights	14,931	(6,732)	8,199
Total amortizable intangibles	$264,619	$(168,289)	$96,330

	December 31, 2024
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$119,674	$(90,073)	$29,601
Software	76,048	(30,021)	46,027
Trademarks and trade names	31,384	(12,113)	19,271
Patents, licenses and rights	12,627	(5,539)	7,088
Total amortizable intangibles	$239,733	$(137,746)	$101,987
We recorded accelerated amortization of $14.1 million during the years ended December 31, 2024 and 2023, for an ERP that we are no longer utilizing after we completed our related obligations under the JW Australia Transition Services Agreement. The expense was recorded within SG&A in the accompanying consolidated statements of operations.
The effect on our carrying value of intangible assets due to currency translations for foreign intangible assets was an increase of $1.9 million as of December 31, 2025, compared to a decrease of $1.2 million as of December 31, 2024.
Amortization expense was recorded as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Amortization expense	$22,721	$33,383	$36,523
Estimated future amortization expense is as follows for each of the periods ending December 31:

(amounts in thousands)	Total
2026	$19,623
2027	19,369
2028	17,945
2029	14,419
2030	11,011
Thereafter	13,963
Total	$96,330
Note 8. Leases
We lease certain warehouses, distribution centers, office spaces, land, vehicles, and equipment.
The Company’s ROU assets and lease liabilities were as follows:

(amounts in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets:
Operating	Operating lease assets, net	$179,378	$126,256
Finance	Property and equipment, net(1)	11,534	9,726
Total ROU assets		$190,912	$135,982
Liabilities:
Current:
Operating	Accrued expense and other current liabilities	$33,761	$32,738
Finance	Current maturities of long-term debt	3,187	2,296
Noncurrent:
Operating	Operating lease liability	158,565	105,499
Finance	Long-term debt	8,635	7,517
Total lease liability		$204,148	$148,050
(1)    Finance lease assets are recorded net of accumulated depreciation of $6.1 million and $5.0 million as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we obtained $85.6 million in ROU assets in exchange for operating lease liabilities, primarily relating to real estate. We obtained $24.0 million in ROU assets in exchange for operating lease liabilities, primarily relating to real estate during the year ended December 31, 2024.
During the years ended December 31, 2025 and 2024, we obtained $4.4 million and $5.6 million in ROU assets, respectively, in exchange for finance lease liabilities.
We recorded accelerated amortization on our ROU assets of $0.6 million, $7.2 million, and $0.5 million during the years ended December 31, 2025, 2024, and 2023, respectively, within restructuring and asset-related charges, net in the accompanying consolidated statements of operations. Refer to Note 19 - Restructuring and Asset-Related Charges, Net to our consolidated financial statements included in this Form 10-K for more information.
The components of lease expense were as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Operating	$45,961	$43,031	$41,942
Short term	9,401	10,497	13,324
Variable	9,190	7,546	6,571
Low value	2,189	2,198	1,600
Finance	780	536	313
Total lease expense	$67,521	$63,808	$63,750

	December 31, 2025	December 31, 2024
Weighted average remaining lease terms (in years):
Operating	5.5	5.3
Finance	4.0	4.7
Weighted average discount rate:
Operating	5.9%	5.9%
Finance	6.3%	6.4%
Future minimum lease payment obligations under operating and finance leases are as follows for each of the periods ending December 31:

(amounts in thousands)	Operating Leases(1)	Finance Leases	Total
2026	$45,279	$3,755	$49,034
2027	46,644	3,545	50,189
2028	40,597	2,829	43,426
2029	33,830	1,946	35,776
2030	26,860	851	27,711
Thereafter	37,915	333	38,248
Total future minimum lease payments	231,125	13,259	244,384
Interest	(38,799)	(1,437)	(40,236)
Present value of lease liability	$192,326	$11,822	$204,148
(1)    Operating lease payments include $4.1 million related to options to extend lease terms that are reasonably certain of being exercised.
Sales-Leaseback Transaction
On December 22, 2025, the Company completed a sale-leaseback transaction for its industrial warehouse located in Coral Springs, Florida. The property was sold for $38.0 million in cash proceeds, of which $0.4 million was deducted for closing expenses. The net book value of the property at the time of sale was approximately $3.3 million. In connection with the sale, the Company recognized a pre-tax gain on sale of $34.3 million in the year ended December 31, 2025, which is recorded within SG&A in the accompanying consolidated statements of operations.

The transaction qualifies as a sale in accordance with GAAP under ASC 606 and ASC 842, and the leaseback is classified as an operating lease. At lease commencement, the Company recognized an ROU asset and lease liability of $11.1 million, in the accompanying consolidated balance sheet, measured at the present value of future lease payments as of the lease commencement date using the Company’s incremental borrowing rate of 5.6%.
The lease has an initial non-cancelable term of five years with an option to renew for an additional period of five years. Annual base rent is $2.3 million payable monthly and increases on a straight-line basis over the initial lease term to $2.7 million. The lease does not contain any purchase options.
Note 9. Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Accrued payroll	$24,498	$28,451
Accrued vacation	29,286	26,877
Accrued bonuses and commissions	14,623	7,877
Other accrued benefits	14,291	14,042
Accrued payroll taxes	10,260	11,240
Non-U.S. defined contributions and other accrued benefits	869	1,113
Total accrued payroll and benefits	$93,827	$89,600
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Accrued sales and advertising rebates	$72,840	$74,043
Current portion of operating lease liability (Note 8)	33,761	32,738
Current portion of warranty liability (Note 11)	21,321	18,394
Non-income related taxes	18,786	19,952
Accrued expenses	17,958	10,783
Current portion of accrued claim costs relating to self-insurance programs	15,166	15,254
Accrued freight	14,779	15,174
Accrued interest payable	9,224	9,846
Current portion of restructuring accrual (Note 19)	9,003	7,605
Deferred revenue and customer deposits	4,946	5,404
Legal claims provision (Note 25)	3,156	4,678
Accrued income taxes payable	1,583	7,433
Current portion of derivative liability (Note 23)	624	2,905
Total accrued expenses and other current liabilities	$223,147	$224,209
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

An analysis of our warranty liability is as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Balance as of January 1,	$47,289	$53,247	$52,389
Current period charges	28,621	25,719	30,667
Experience adjustments	—	634	599
Payments	(36,226)	(31,482)	(30,810)
Currency translation	993	(829)	402
Balance at period end	40,676	47,289	53,247
Current portion	(21,321)	(18,394)	(22,819)
Long-term portion	$19,355	$28,895	$30,428
The most significant component of our warranty liability was in the North America segment. As of December 31, 2025, the warranty liability in the North America segment totaled $36.4 million, after discounting future estimated cash flows at rates between 3.55% and 4.09%. Without discounting, the liability would have increased by approximately $2.8 million.
Note 12. Long-Term Debt
Our long-term debt, net of original issue discounts and unamortized debt issuance costs, consisted of the following:

(amounts in thousands)	December 31, 2025 Interest Rates	December 31, 2025	December 31, 2024
Senior Notes due December 2027	4.88%	$400,000	$400,000
Term Loan Facility due July 2028	6.03%(1)	375,525	380,888
Senior Notes due September 2032	7.00%	350,000	350,000
Finance leases and other financing arrangements	1.00% - 8.28%(1)	54,458	61,071
Total debt		$1,179,983	$1,191,959
Unamortized debt issuance costs and original issue discounts		(6,679)	(8,583)
Current maturities of long-term debt		(23,690)	(30,927)
Long-term debt		$1,149,614	$1,152,449
(1)Term Loan Facility due July 2028 and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of December 31, 2025, are as follows:
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
Our total indebtedness as of December 31, 2025, was $1.18 billion of which $23.7 million in short-term debt obligations is due and payable within the next 12 months. Our $400.0 million Senior Notes bearing interest of 4.88% are due and payable in December 2027. To service our indebtedness, we may be required to undertake various actions including, but not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt.
Term Loan Facility
U.S. Facility – Initially executed in October 2014, we amended the Term Loan Facility in July 2021 to, among other things, extend the maturity date from December 2024 to July 2028 and provide additional covenant flexibility. Pursuant to the amendment, certain existing and new lenders advanced $550.0 million of replacement term loans, the proceeds of which were used to prepay in full the amount outstanding under the previously existing term loans. The replacement term loans originally bore interest at LIBOR (subject to a floor of 0.00%) plus a margin of 2.00% to 2.25% depending on JWI’s corporate credit ratings. In addition, the amendment also modified certain other terms and provisions of the Term Loan Facility and added language to address the replacement of LIBOR with a SOFR basis upon June 30, 2023, cessation of the publication of LIBOR. Voluntary prepayments of the replacement term loans are permitted at any time, in certain minimum principal amounts, but were subject to a 1.00% premium during the first six months. The amendment requires 0.25% of the initial principal to be repaid quarterly until maturity. As a result of this amendment, we recognized debt extinguishment costs of $1.3 million, which included $1.0 million of unamortized debt issuance costs and original discount fees.
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
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and mature in February 2026. Refer to Note 23 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information on our derivative assets and liabilities.
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of December 31, 2025, the outstanding principal balance, net of original issue discount, was $375.3 million.
Revolving Credit Facility
ABL Facility – Initially executed in 2014, extensions of credit under our ABL Facility are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of defaults and remedies.
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
As of December 31, 2025, we had no outstanding borrowings under the ABL Facility, $19.7 million in letters of credit, and $348.6 million available under the ABL Facility.
Mortgage Notes
In December 2007, we entered into thirty-year mortgage notes secured by land and buildings in Denmark with principal payments which began in 2018. In October 2024, we repaid the entire remaining principal balance of the mortgage notes of DKK142.5 million ($20.7 million).
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of December 31, 2025, we had $54.5 million outstanding in this category, with maturities ranging from 2025 to 2032.
As of December 31, 2025, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
The future maturities of debt, excluding unamortized debt issuance costs and original issue discounts are as follows for each of the periods ending December 31:

(amounts in thousands)	Total
2026	$24,103
2027	417,238
2028	376,874
2029	6,112
2030	3,707
Note 13. Deferred Credits and Other Liabilities
Included in deferred credits and other liabilities is the long-term portion of the following liabilities:

(amounts in thousands)	December 31, 2025	December 31, 2024
Uncertain tax positions (Note 15)	$27,439	$23,545
Workers' compensation claims accrual	20,114	20,783
Warranty liability (Note 11)	19,355	28,895
Environmental contingencies (Note 25)	13,449	11,500
Other liabilities	5,067	5,095
Long term derivative liability (Note 23)	—	36
Total deferred credits and other liabilities	$85,424	$89,854

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

	Year Ended December 31, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$2,154,348	$1,056,833	$3,211,181
Intersegment net revenues	259	502	761
Total segment net revenues	$2,154,607	$1,057,335	$3,211,942

Reconciliation of Revenue
Elimination of intersegment net revenues			(761)
Total consolidated net revenues			$3,211,181

Less:
Adjusted cost of sales	$1,851,881	$843,371	$2,695,252
Adjusted selling, general and administrative	272,968	186,934	459,902
Other segment items(1)	(69,963)	(28,782)	(98,745)
Adjusted EBITDA from continuing operations	$99,462	$55,310	$154,772

Total Reportable Segment Adjusted EBITDA from continuing operations			$154,772
Less:
Depreciation and amortization			112,381
Interest expense, net			67,182
Corporate and unallocated costs			36,783
Special items:
Net legal and professional expenses and settlements			31,464
Goodwill impairment			334,617
Restructuring and asset-related charges, net			44,511
M&A related costs			9,053
Net gain on sale of business, property, and equipment			(37,149)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			14,994
Pension settlement charge			6,644
Other special items(2)			8,374
Loss from continuing operations, before tax			$(474,319)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Pension expense, gain on derivatives, and refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2022 to 2023.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity included $3.5 million in expenses related to an environmental matter in Corporate and unallocated costs.

	Year Ended December 31, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$69,418	$32,895	$10,068	$112,381
Capital expenditures	78,488	46,026	11,426	135,940
Segment assets	1,255,932	662,868	184,014	2,102,814

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$2,708,371	$1,067,221	$3,775,592
Intersegment net revenues	130	7,664	7,794
Total segment net revenues	$2,708,501	$1,074,885	$3,783,386

Reconciliation of Revenue
Elimination of intersegment net revenues			(7,794)
Total consolidated net revenues			$3,775,592

Less:
Adjusted cost of sales	$2,232,991	$848,021	$3,081,012
Adjusted selling, general and administrative	301,739	179,053	480,792
Other segment items(1)	(80,430)	(27,566)	(107,996)
Adjusted EBITDA from continuing operations	$254,071	$67,713	$321,784

Total Reportable Segment Adjusted EBITDA from continuing operations			$321,784
Less:
Depreciation and amortization			125,786
Interest expense, net			67,237
Corporate and unallocated costs			46,536
Special items:
Net legal and professional expenses and settlements			62,722
Goodwill impairment			94,801
Restructuring and asset-related charges, net			68,092
M&A related costs			15,296
Net gain on sale of business, property, and equipment			(13,752)
Loss on extinguishment and refinancing of debt			1,908
Share-based compensation expense			15,465
Non-cash foreign exchange transaction/translation gain			(3,101)
Other special items(2)			11,612
Loss from continuing operations, before tax			$(170,818)
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
(2)Other special items not core to ongoing business activity included a loss of $4.8 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary in Chile and Mexico in our North America segment.

	Year Ended December 31, 2024
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$73,528	$30,702	$21,556	$125,786
Capital expenditures	127,358	39,786	6,573	173,717
Segment assets	1,614,239	702,053	303,877	2,620,169

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$3,123,056	$1,181,278	$4,304,334
Intersegment net revenues	214	5,840	6,054
Total segment net revenues	$3,123,270	$1,187,118	$4,310,388

Reconciliation of Revenue
Elimination of intersegment net revenues			(6,054)
Total consolidated net revenues			$4,304,334

Less:
Adjusted cost of sales	$2,520,427	$950,962	$3,471,389
Adjusted selling, general and administrative	308,333	184,168	492,501
Other segment items(1)	(87,893)	(35,307)	(123,200)
Adjusted EBITDA from continuing operations	$382,189	$81,455	$463,644

Total Reportable Segment Adjusted EBITDA from continuing operations			$463,644
Less:
Depreciation and amortization			134,996
Interest expense, net			72,258
Corporate and unallocated costs			83,205
Special items:
Net legal and professional expenses and settlements			28,184
Restructuring and asset-related charges, net			35,741
M&A related costs			6,575
Net gain on sale of business, property, and equipment			(10,523)
Loss on extinguishment and refinancing of debt			6,487
Share-based compensation expense			17,477
Pension settlement charge			4,349
Non-cash foreign exchange transaction/translation loss			595
Other special items(2)			(4,274)
Income from continuing operations, before tax			$88,574
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which included:
North America - Refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2022, ERC from the U.S government and pension expense.
Europe - Energy subsidies, foreign currency gains, and pension expense.
(2)Other special items not core to ongoing business activity included ($3.1) million in income from short-term investments and forward contracts related to the JW Australia divestiture in Corporate and unallocated costs, ($2.8) million in adjustments to compensation and non-income taxes associated with exercises of legacy equity awards in our Europe segment, and $2.2 million in costs that do not meet the GAAP definition of restructuring, primarily related to the closure of a certain facility in our Europe segment.

	Year Ended December 31, 2023
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$79,900	$30,185	$24,911	$134,996
Capital expenditures	72,582	25,630	6,441	104,653
Segment assets	1,694,201	944,963	340,961	2,980,125

Net revenues by locality are as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net revenues by location of external customer
U.S.	$1,953,013	$2,474,170	$2,841,921
Europe	1,054,815	1,065,250	1,180,075
Canada	188,811	217,502	260,897
South America (including Mexico)	12,490	16,763	20,212
Africa and other	2,052	1,907	1,229
Total	$3,211,181	$3,775,592	$4,304,334
Geographic information regarding property, plant, and equipment, net which exceeds 10% of consolidated property, plant, and equipment, net is as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
North America:
U.S.	$459,443	$452,644	$412,195
Other	33,826	31,070	33,836
Total North America	493,269	483,714	446,031
Europe	219,700	181,088	180,822
Corporate:
U.S. and other	15,476	16,637	17,389
Total property and equipment, net	$728,445	$681,439	$644,242
Note 15. Income Taxes
(Loss) income before taxes is comprised of the following:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Domestic (loss) income	$(321,503)	$(133,002)	$11,217
Foreign (loss) income	(152,816)	(37,816)	77,357
Total (loss) income before taxes	$(474,319)	$(170,818)	$88,574
Our foreign (loss) income is historically driven by our subsidiaries in Austria, Canada, Germany, Denmark, and the United Kingdom.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Federal	$185	$231	$(2,464)
State	402	732	1,753
Foreign	10,411	32,783	40,452
Current taxes	10,998	33,746	39,741

Federal	91,385	(16,227)	4,220
State	44,738	668	7,757
Foreign	809	(1,425)	11,621
Deferred taxes	136,932	(16,984)	23,598

Federal	91,570	(15,996)	1,756
State	45,140	1,400	9,510
Foreign	11,220	31,358	52,073
Total provision for income taxes	$147,930	$16,762	$63,339

Reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31, 2025
(amounts in thousands)	Amount	%
U.S. federal statutory tax rate	$(99,607)	21.0%

State and local income taxes, net of federal income tax effect(1)	35,707	(7.5)%
Foreign tax effects
Austria
Goodwill impairment	8,078	(1.7)%
Other, net	(842)	0.2%
Denmark
Goodwill impairment	10,749	(2.3)%
Other, net	(180)	—%
Germany
Other, net	8,517	(1.8)%
Sweden
Goodwill impairment	5,791	(1.2)%
Other, net	348	(0.1)%
United Kingdom
Changes in valuation allowance	12,936	(2.8)%
Other, net	(754)	0.2%
Other foreign jurisdictions	(971)	0.2%
Effect of cross-border tax laws
Change in indefinite reversal assertion	5,883	(1.2)%
Other effects of cross-border tax laws	(891)	0.2%
Changes in valuation allowances	130,402	(27.5)%
Nontaxable or nondeductible items
Goodwill impairment	21,308	(4.5)%
Impact of divestiture - goodwill	7,065	(1.5)%
Other, net	4,461	(0.9)%
Changes in unrecognized tax benefits	996	(0.2)%
Other adjustments	(1,066)	0.2%
Effective Tax Rate	$147,930	(31.2)%
(1)State taxes in California, Florida, New York and Illinois made up the majority (greater than 50%) of the tax effect in this category.

	2024		2023
(amounts in thousands)	Amount	%	Amount	%
Statutory rate	$(35,860)	21.0%	$18,601	21.0%
State income tax, net of federal benefit	(3,093)	1.8%	1,959	2.2%
Foreign source dividends and deemed inclusions	945	(0.6)%	1,906	2.2%
Valuation allowance	24,595	(14.4)%	32,666	36.9%
Nondeductible expenses	5,883	(3.4)%	2,661	3.0%
Goodwill impairment	20,163	(11.8)%	—	—%
Equity based compensation	1,245	(0.7)%	4,086	4.6%
Foreign tax rate differential	(3,770)	2.2%	(488)	(0.6)%
Tax rate differences and credits	1,078	(0.6)%	3,675	4.1%
Uncertain tax positions	(889)	0.5%	(174)	(0.2)%
Tax effect on sale of business(1)	4,099	(2.4)%	—	—%
Prior year provision to return adjustments	1,451	(0.8)%	(571)	(0.6)%
Other	915	(0.3)%	(982)	(1.1)%
Effective tax rate	$16,762	(9.8)%	$63,339	71.5%
(1)Tax effect on sale of business during the year ended December 31, 2024, primarily relates to the sale of our business in St. Kitts.
During the year ended December 31, 2025, we recognized tax expense of $174.8 million from the increase to valuation allowances on foreign and U.S. Tax Attributes, $55.4 million of tax expense attributable to nondeductible goodwill impairment, and $5.9 million of tax expense attributed to withholding tax accrued on certain foreign undistributed earnings from prior years.
Prior to the adoption of ASU 2023-09, we disaggregated components of state tax expense related to changes in valuation allowance, tax credits, and prior-period true-ups and disaggregated foreign tax credits from other cross-border tax effects. The total impact on our effective tax rate for the increase in state valuation allowance was $35.4 million for the year ended December 31, 2025.
During the year ended December 31, 2024, we recognized tax expense of $24.6 million from the increase to valuation allowances on foreign and state NOL and credit carryforwards, $20.2 million impact attributable to nondeductible goodwill impairment, $7.1 million of tax expense attributed to nondeductible expenses, and $4.5 million of tax expense attributed to the expiration of U.S. attributes, partially offset by $2.7 million of tax benefit attributable to R&D credits.
During the year ended December 31, 2023, we recognized tax expense of $32.7 million from the increase to valuation allowances on foreign and state NOL and credit carryforwards, $6.7 million of tax expense attributed to nondeductible expenses, and $7.2 million of tax expense attributed to the expiration of federal and state tax credit carryforwards, partially offset by $3.8 million of tax benefit attributable to R&D credits.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of our assets, liabilities, and operating loss carryforwards. Significant deferred tax assets and liabilities are as follows:

(amounts in thousands)	December 31, 2025	December 31, 2024
Net operating loss and tax credit carryforwards	$244,784	$189,202
Operating lease liabilities	49,642	36,127
Employee benefits and compensation	17,915	20,096
Accrued liabilities and other	25,163	26,146
Inventory	7,068	5,418
Allowance for credit losses	3,168	3,092
Investments and marketable securities	463	283
Capitalized research and development expenses	1,869	39,329
Gross deferred tax assets	350,072	319,693
Valuation allowance	(254,624)	(78,136)
Deferred tax assets	95,448	241,557
Depreciation and amortization	(39,298)	(68,188)
Operating lease assets	(46,325)	(33,437)
Investment in subsidiaries	(8,230)	(2,347)
Deferred tax liabilities	(93,853)	(103,972)
Net deferred tax assets	$1,595	$137,585
Balance sheet presentation:
Non-current assets	$16,289	$143,284
Non-current liabilities	(14,694)	(5,699)
Net deferred tax assets	$1,595	$137,585
At December 31, 2025 and 2024 the Company had NOLs in various federal, state, and foreign jurisdictions of approximately $1.36 billion and $1.15 billion, respectively, which begin to expire in 2026. $452.4 million of such NOL carryforwards do not expire. In addition, the Company had tax credit carryforwards of $40.8 million and $44.3 million at December 31, 2025 and 2024, respectively, which begin to expire in 2026.
Valuation Allowance – The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. We consider historical taxable income, the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To fully utilize the NOLs and tax credit carryforwards, we will need to generate sufficient future taxable income in each respective jurisdiction before the expiration of the deferred tax assets governed by the applicable tax code.
Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, during the third quarter of 2025 management determined it was more likely than not that the U.S. federal and state deferred tax assets would not be realized and have recognized a full valuation allowance in the period. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results have sufficiently improved to support realization of deferred tax assets in the future.
Any future reversals of the valuation allowance related to deferred tax assets existing as of December 31, 2025, will be recognized in income tax expense in the consolidated statement of operations.
We had a valuation allowance of $254.6 million and $78.1 million as of December 31, 2025 and 2024, respectively. The increase was primarily driven by increases of $122.4 million, $18.3 million, and $35.3 million against our domestic deferred tax assets, foreign and state net operating loss carryforwards, respectively.
We had a valuation allowance of $78.1 million and $54.8 million as of December 31, 2024 and 2023, respectively. The increase was primarily driven by increases of $19.2 million and $5.3 million against our foreign and state net operating loss carryforwards, respectively.

The following is the activity in our valuation allowance:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Valuation allowance – beginning of year	$(78,136)	$(54,786)	$(21,048)
Valuation allowances established	(122,731)	(7)	11
Changes to existing valuation allowances	(49,158)	(24,462)	(32,830)
Release of valuation allowances	—	15	1
Currency translation	(4,599)	1,104	(920)
Valuation allowance – end of year	$(254,624)	$(78,136)	$(54,786)
Income taxes paid are as follows:

Year Ended December 31,
(amounts in thousands)	2025
Federal	$164
State	328
Foreign	19,362
Total	$19,854
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended December 31,
(amounts in thousands)	2025
Foreign
Germany	$2,688
Oettingen	1,301
Denmark	3,413
Mexico	2,561
Canada	2,252
Austria	2,403
Sweden	1,612
We made tax payments (net of refunds) of $19.9 million, $46.0 million, and $48.1 million during the years ended December 31, 2025, 2024, and 2023, respectively, primarily for foreign liabilities. Total receivables for tax refunds are recorded in other current assets in the accompanying consolidated balance sheets and totaled $21.1 million and $15.3 million at December 31, 2025 and 2024, respectively. Foreign payables for taxes are recorded in accrued income taxes payable in the accompanying consolidated balance sheets and totaled $1.6 million and $7.4 million at December 31, 2025 and 2024, respectively. We have $20.2 million and $18.9 million of non-current taxes receivable as of December 31, 2025 and 2024, respectively. We do not have any non-current taxes payable as of December 31, 2025 and 2024.
Earnings of Foreign Subsidiaries – The Company continually evaluates its global cash needs. As of December 31, 2025, and 2024 we have $8.2 million and $2.3 million of deferred tax liability related to earnings of foreign subsidiaries remaining on our balance sheet, respectively. The primary driver of this increase is the 5% withholding tax levied on JELD-WEN of Canada, Ltd. undistributed earnings of $104.1 million. The Company continued to make an indefinite reinvestment assertion on other aspects of the outside basis difference in foreign subsidiaries that would attract a tax cost in excess of the Company’s cost of capital.
The Company repatriated $7.1 million and $71.3 million from certain foreign jurisdictions for the years ended December 31, 2025 and 2024, respectively. The Company is asserting that its future earnings, in excess of previously taxed earnings, are permanently reinvested as of December 31, 2025. The Company continues to make an indefinite reinvestment assertion on other aspects of the outside basis differences in foreign subsidiaries that would attract a significant cost of capital. No additional deferred tax expense is recorded on prospective earnings. We hold a combined book-over-tax outside basis difference of $49.0 million and $187.5 million as of December 31, 2025 and 2024, respectively, in our investment in foreign subsidiaries on a continuing operations basis and may incur up to $9.7 million of local country income and withholding taxes in case of distribution of unremitted earnings.

Dual-Rate Jurisdiction – Estonia and Latvia tax the corporate profits of resident corporations at different rates depending upon whether the profits are distributed. The undistributed profits of resident corporations are exempt from taxation while any distributed profits are subject to a 20%-22% corporate income tax rate. The liability for the tax on distributed profits is recorded as an income tax expense in the period in which a dividend is declared. The balance of retained earnings of our Estonian subsidiary which, if distributed, would be subject to this tax was $88.6 million and $87.3 million as of December 31, 2025 and 2024, respectively. The balance of retained earnings of our Latvian subsidiary which, if distributed, would be subject to this tax was $34.2 million and $32.6 million as of December 31, 2025 and 2024, respectively.
Accounting for UTPs – A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Unrecognized tax benefit – beginning of year	$43,783	$38,900	$29,300
Increase for tax positions taken during the prior period	—	8,899	14,320
Decrease for tax positions taken during the prior period	(517)	(742)	—
Decrease for settlements with taxing authorities	—	(2,267)	(7,347)
Increase for tax positions taken during the current period	—	973	1,472
Decrease due to statute expiration	—	(307)	(159)
Currency translation	4,246	(1,673)	1,314
Unrecognized tax benefit – end of year	$47,512	$43,783	$38,900
Unrecognized tax benefits were $47.5 million, $43.8 million, and $38.9 million at December 31, 2025, 2024, and 2023, respectively. The $3.7 million increase from 2024 to 2025 is primarily driven by an increase of $4.2 million related to foreign currency translation, partially offset by a $0.5 million decrease associated with management's assessment of a potential liabilities related to prior years' U.S. R&D tax credits. The unrecognized tax benefit recorded in the current year is partially offset by a corresponding increase in deferred tax assets expected to be recovered should these liabilities ultimately be assessed. Interest and penalties related to UTPs are reported as a component of income tax expense and included in the total UTP balance within deferred credits and other liabilities in the accompanying consolidated balance sheets. Amounts accrued for interest and penalties were $5.2 million, $3.7 million, and $6.7 million at December 31, 2025, 2024, and 2023, respectively.
There were benefits of $7.7 million, $6.6 million, and $12.3 million included in the balance of unrecognized tax benefits as of December 31, 2025, 2024, and 2023, respectively, that would affect the effective tax rate if recognized. Such benefits, if recognized, would be subject to a realizability assessment to the extent they increase our tax attributes. We cannot reasonably estimate the conclusion of certain non-U.S. income tax examinations and its outcome at this time.
We operate in numerous U.S., state, and foreign tax jurisdictions and are generally open to examination for tax years 2012 and forward. As of December 31, 2025, the Company has subsidiaries in various state and foreign jurisdictions under audit for tax years 2011 through 2023.
Tax Law Changes – On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated tax deductions for qualified property and research expenditures, modification of the business interest expense limitation, and changes to the international tax framework. Pursuant to ASC 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment, and the legislation did not have a material impact on our consolidated financial statements or our business.
Note 16. Capital Stock
Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock – Common Stock includes the basis of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both December 31, 2025 and 2024, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.

On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of December 31, 2025, $175.7 million remained under the repurchase program.
During the years ended December 31, 2025 and 2023, we did not repurchase any shares of our Common Stock. During the year ended December 31, 2024, we repurchased 1,600,000 shares of our Common Stock at an average price of $15.18.
Note 17. (Loss) Income Per Share
The basic and diluted (loss) income per share calculations were determined based on the following share data:

	Year Ended December 31,
	2025	2024	2023
Weighted average outstanding shares of Common Stock basic	85,267,146	84,989,963	84,995,515
Restricted stock units, performance share units and options to purchase Common Stock	—	—	878,520
Weighted average outstanding shares of Common Stock diluted	85,267,146	84,989,963	85,874,035
For the years ended December 31, 2025 and 2024, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Common Stock options	1,531,050	1,295,477	1,374,312
Restricted stock units	1,664,921	1,033,944	66,882
Performance share units	169,646	120,824	265,465
Note 18. Stock Compensation
In connection with our IPO, the Board adopted, and our shareholders approved, the Omnibus Equity Plan. Under the Omnibus Equity Plan, equity awards may be made in respect of 11,900,000 shares of our Common Stock and may be granted in the form of options, restricted stock, RSUs, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).
Share-based compensation expense included in SG&A totaled $15.0 million, $15.5 million, and $17.5 million in the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $14.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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
When options are granted, we calculate the fair value of common stock options using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

Key assumptions used in the valuation models were as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	60.23% - 62.54%	56.10% - 60.17%	55.06% - 58.73%
Expected dividend yield rate	0.00%	0.00%	0.00%
Weighted average term (in years)	5.5 - 6.5	5.5 - 6.5	5.5 - 6.5
Weighted average grant date fair value	$5.47 - $5.47	$7.47 - $10.87	$7.43 - $7.57
Risk free rate	4.30% - 4.35%	4.04% - 4.34%	3.67% - 3.81%
The following table represents stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contract Term in Years
Outstanding as of January 1, 2023	1,716,944	$21.48
Granted	262,809	13.28
Exercised	(66,170)	8.58
Forfeited	(460,764)	22.00
Balance as of December 31, 2023	1,452,819	$20.42
Granted	375,312	18.37
Exercised	(220,602)	13.03
Forfeited	(310,863)	21.00
Balance as of December 31, 2024	1,296,666	$20.94
Granted	536,432	9.05
Forfeited	(542,514)	25.39
Balance as of December 31, 2025	1,290,584	$14.13	$—	7.5

Exercisable as of December 31, 2025	543,898	$17.73	$—	5.7
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

The following table represents RSU activity:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2023	1,997,512	$21.50
Granted	1,568,729	13.37
Vested	(1,003,799)	22.33
Forfeited	(337,800)	18.42
Balance as of December 31, 2023	2,224,642	$15.86
Granted	1,043,317	18.04
Vested	(808,679)	17.44
Forfeited	(669,184)	16.27
Balance as of December 31, 2024	1,790,096	$16.27
Granted	2,440,120	7.90
Vested	(937,134)	16.62
Forfeited	(619,256)	11.65
Balance as of December 31, 2025	2,673,826	$9.58
PSUs – PSUs are subject to continued employment of the recipient through the vesting date, which is on the third anniversary of the grant. Once vested, the recipient will receive one share of Common Stock for each vested PSU.
For PSUs issued prior to 2021, the number of PSUs that vest is determined by a payout factor consisting of equally weighted performance measures of Adjusted EBITDA and Free Cash Flow, each as reported over the applicable three-year performance period, and is adjusted based upon a market condition measured by our TSR over the applicable three-year performance period as compared to the TSR of the Russell 3000 index.
For PSUs issued from 2021 to 2024, the number of PSUs that vest is determined by a payout factor consisting of equally weighted pre-set three-year cumulative performance targets on ROIC and TSR. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk-free rates of return, and correlation matrix.
For PSUs issued in 2025, the number of PSUs that vest is determined based on annual performance evaluations of Adjusted ROIC and Net Sales over three independent annual performance periods, with equally weighted performance measures of ROIC and Net Sales. Each metric is measured annually, and the cumulative earned PSUs may be modified, at the sole discretion of the Compensation Committee of the Board of Directors, at the end of the third year, by a three-year TSR-based adjustment at the end of the award period. This adjustment can range from a reduction of up to 10% to an increase of up to 10%, based on the Company’s relative TSR compared to the Russell 3000 index. The fair value of the award is estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based on historical volatility, risk-free rates of return, and correlation matrix.
The following table represents PSU activity for the awarded shares at target performance measures:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of January 1, 2023	279,816	$26.61
Granted	307,273	28.67
Forfeited	(329,293)	26.98
Balance as of December 31, 2023	257,796	$28.59
Granted	433,735	22.27
Vested	(1,567)	30.70
Forfeited	(154,504)	25.59
Balance as of December 31, 2024	535,460	$24.33
Granted	620,673	9.47
Forfeited	(125,502)	15.75
Balance as of December 31, 2025	1,030,631	$14.39

Note 19. Restructuring and Asset-Related Charges, Net
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

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Year Ended December 31, 2025
Restructuring severance and employee-related charges, net(1)	$18,708	$8,395	$2,362	$29,465
Other restructuring associated costs, net	3,722	8,172	3	11,897
Asset-related charges, net	2,005	1,144	—	3,149
Other restructuring associated costs and asset-related charges, net	5,727	9,316	3	15,046
Total restructuring and asset-related charges, net	$24,435	$17,711	$2,365	$44,511
Year Ended December 31, 2024
Restructuring severance and employee-related charges, net	$14,146	$16,347	$1,350	$31,843
Other restructuring associated costs, net	8,158	5,376	—	13,534
Asset-related charges, net	20,513	2,006	196	22,715
Other restructuring associated costs and asset-related charges, net	28,671	7,382	196	36,249
Total restructuring and asset-related charges, net	$42,817	$23,729	$1,546	$68,092
Year Ended December 31, 2023
Restructuring severance and employee-related charges, net	$11,156	$6,074	$796	$18,026
Other restructuring associated costs, net	10,189	(684)	—	9,505
Asset-related charges, net	7,862	348	—	8,210
Other restructuring associated costs and asset-related charges, net	18,051	(336)	—	17,715
Total restructuring and asset-related charges, net	$29,207	$5,738	$796	$35,741
(1)As previously disclosed, the Company implemented multiple workforce reductions during 2025, including an additional reduction in force implemented in the fourth quarter as part of its ongoing restructuring program to improve operational efficiency. We expect to substantially complete these actions by the end of the second quarter of 2026. For the year ended December 31, 2025, we recognized total charges of $11.6 million, which are included in restructuring and asset-related charges, net, in the accompanying consolidated statement of operations. These charges consisted of $9.2 million related to North America and $2.4 million related to Corporate. Of the total amount, $5.0 million relates specifically to the fourth quarter reduction in force.
The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	2025	2024	2023
Balance as of January 1,	$7,605	$3,375	$5,021
Current period charges, net	41,362	45,377	27,531
Payments	(40,508)	(40,879)	(29,367)
Currency translation	544	(268)	190
Balance at period end	$9,003	$7,605	$3,375
Restructuring accruals are expected to be paid within the next twelve months and are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In the second quarter of 2024, we announced plans to close two manufacturing facilities, located in Vista, California and Hawkins, Wisconsin in a continuing effort to simplify our footprint and drive operational efficiencies. As of December 31, 2025, the remaining cash outlay is expected to be $2.4 million. We were substantially complete with the facility closures at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Vista, California (Vista Composite Facility) and Hawkins, Wisconsin	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024
Restructuring severance and employee-related charges, net(1)	$7,000	$6,986	$161	$6,825
Other restructuring associated costs, net(1)	7,000	4,615	104	4,511
Product-related cash charges(2)	6,100	6,119	134	5,985
Total cash charges	$20,100	$17,720	$399	$17,321
Asset-related charges, net(1)	12,300	12,261	—	12,261
Inventory and other product-related non-cash charges, net(3)	3,700	3,706	—	3,706
Total non-cash charges	$16,000	$15,967	$—	$15,967
Total costs	$36,100	$33,687	$399	$33,288

Total cash outlays(4)	$26,600	$24,166	$2,314	$21,852
(1)The charges incurred in the years ended December 31, 2025, and 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
(2)The product-related cash charges incurred in the years ended December 31, 2025 and 2024, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the year ended December 31, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
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
During the fourth quarter of 2025, we announced additional plans after identifying further opportunities to optimize our European structure. As of December 31, 2025, the remaining restructuring accrual for these plans is $4.1 million and the remaining cash outlay is expected to be $8.8 million. We expect to substantially complete these initiatives by the end of the second quarter of 2026.
Costs and cash outlays associated with the plans are as follows:

Europe	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024	2023
Restructuring severance and employee-related charges, net(1)	$30,100	$25,808	$8,443	$14,283	$3,082
Other restructuring associated costs, net(1)	5,700	5,246	97	4,725	424
Total cash charges	$35,800	$31,054	$8,540	$19,008	$3,506
Asset-related charges, net(1)	600	573	—	573	27
Total costs	$36,400	$31,627	$8,540	$19,581	$3,533

Total cash outlays	$35,800	$26,997	$8,786	$16,100	$2,100
(1)The charges incurred in the years ended December 31, 2025, 2024, and 2023, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.

In the third quarter of 2024, we announced plans to close two additional manufacturing facilities in Europe as part of our footprint rationalization activities. As of December 31, 2025, the remaining cash outlay is expected to be $3.1 million. We expect to substantially complete the facility closures by the end of 2026.
Costs and cash outlays associated with the plans are as follows:

Europe: Sheffield, England and Logstor, Denmark	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024
Restructuring severance and employee-related charges, net(1)	$3,500	$2,087	$(55)	$2,142
Other restructuring associated costs, net(1)	10,200	8,483	7,818	665
Total cash charges	$13,700	$10,570	$7,763	$2,807
Asset-related charges, net(1)	1,900	1,211	374	837
Total costs	$15,600	$11,781	$8,137	$3,644

Total cash outlays	$13,700	$10,615	$9,025	$1,600
(1)The charges incurred in the years ended December 31, 2025 and 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
During 2023, we announced plans to close two manufacturing facilities, located in Tijuana, Mexico and Vista, California as part of our footprint rationalization activities. We were substantially complete with the facility closures at the end of 2024.
Costs and cash outlays associated with the plans are as follows:

North America: Tijuana, Mexico and Vista, California (Vista Vinyl Facility)	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024	2023
Restructuring severance and employee-related charges, net(1)	$7,600	$7,643	$12	$(182)	$7,813
Other restructuring associated costs, net(1)	2,600	2,648	14	2,032	601
Total cash charges	$10,200	$10,291	$26	$1,850	$8,414
Asset-related charges, net(1)	6,600	6,628	—	2,919	3,709
Inventory and other product-related non-cash charges, net(2)	1,500	1,466	—	—	1,466
Total non-cash charges	$8,100	$8,094	$—	$2,919	$5,175
Total costs	$18,300	$18,385	$26	$4,769	$13,589

Total cash outlays	$10,400	$10,434	$502	$3,305	$6,627
(1)The charges incurred in the years ended December 31, 2025, 2024, and 2023, were included in restructuring and asset-related charges, net in the accompanying consolidated statements of operations.
(2)The inventory and other product-related non-cash charges, net in the year ended December 31, 2023, were included in cost of sales in the accompanying consolidated statement of operations.

In the third quarter of 2024, we announced to employees a restructuring plan to close a manufacturing facility in Wedowee, Alabama in a continuing effort to simplify our footprint and drive operational efficiencies. We were substantially complete with the facility closure at the end of the first quarter of 2025.
Costs and cash outlays associated with the plans are as follows:

North America: Wedowee, Alabama	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024
Restructuring severance and employee-related charges, net(1)	$1,100	$1,094	$108	$986
Other restructuring associated costs, net(1)	500	556	307	249
Total cash charges	$1,600	$1,650	$415	$1,235
Inventory and other product-related non-cash charges, net(2)	2,100	2,112	—	2,112
Total costs	$3,700	$3,762	$415	$3,347

Total cash outlays	$1,600	$1,650	$538	$1,112
(1)The charges incurred in the years ended December 31, 2025, and 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
(2)The inventory and other product-related non-cash charges, net in the year ended December 31, 2024, were included in cost of sales in the accompanying consolidated statement of operations.
In the first quarter of 2025, we announced to employees a restructuring plan to close two manufacturing facilities, located in Grinnell, Iowa and Coppell, Texas. In the second quarter of 2025, we announced additional plans to close a manufacturing facility in Chiloquin, Oregon. These three plans were actioned in a continuing effort to simplify our footprint and drive operational efficiencies. As of December 31, 2025, the remaining restructuring accrual for these plans is $0.3 million and the remaining cash outlay is expected to be $3.3 million. We substantially completed the Coppell, Texas facility closure as of the end of the third quarter of 2025, and we expect to substantially complete the Grinnell, Iowa and Chiloquin, Oregon facility closures by the end of 2026.
Costs and cash outlays associated with the plans are as follows:

North America: Grinnell, Iowa, Coppell, Texas, and Chiloquin Oregon	Total Estimated Costs	Cumulative Costs to-date	Costs in the Year Ended December 31,
(amounts in thousands)			2025	2024
Restructuring severance and employee-related charges, net(1)	$10,100	$9,795	$8,618	$1,177
Other restructuring associated costs, net(1)	6,000	3,344	3,273	71
Product-related cash charges(2)	600	600	600	—
Total cash charges	$16,700	$13,739	$12,491	$1,248
Asset-related charges, net(1)	1,200	1,147	1,147	—
Inventory and other product-related non-cash charges, net(3)	1,800	1,750	1,750	—
Total non-cash charges	$3,000	$2,897	$2,897	$—
Total costs	$19,700	$16,636	$15,388	$1,248

Total cash outlays	$16,700	$13,436	$12,187	$—
(1)The charges incurred in the years ended December 31, 2025 and 2024, were included in restructuring and asset-related charges, net in the accompanying consolidated statement of operations.
(2)The product-related cash charges incurred in the year ended December 31, 2025, were detrimental to net sales in the accompanying consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the year ended December 31, 2025, were included in cost of sales in the accompanying consolidated statement of operations.

Note 20. Held for Sale
During 2021, the Company ceased the appeal process for its litigation with Steves as further described in Note 25 - Commitments and Contingencies. As a result, we were required to divest Towanda. Effective January 17, 2025, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, and the previously announced Asset Purchase Agreement, JWI completed the sale of Towanda as further described in Note 2 - Discontinued Operations and Divestiture. In connection with the Asset Purchase Agreement, as of December 31, 2024, the Company recognized a $31.4 million goodwill impairment charge in the accompanying consolidated statement of operations.
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
Note 21. Interest Expense, Net
Interest expense, net is net of capitalized interest and interest income. Capitalized interest incurred during the construction phase of significant property and equipment additions totaled $2.7 million, $1.9 million and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense, net also includes amortization of debt issuance costs that are amortized using the effective interest method and amortization of original issue discounts. Refer to Note 23 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information. In the years ended December 31, 2025, 2024, and 2023 we recognized interest income on temporary invested cash. In the year ended December 31, 2023, we recognized interest income of $19.0 million, primarily from gains on our interest rate swap agreements reclassified to interest income.

Note 22. Other Income, Net
The table below summarizes the amounts included in other income, net in the accompanying consolidated statements of operations:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash received on real estate investment(1)	$(12,760)	$(7,888)	$—
Pension settlement charge(2)	6,644	—	4,349
Legal settlement income(3)	(3,750)	—	—
Pension expense	3,424	2,009	6,546
Foreign currency losses (gains), net	2,856	553	(1,614)
Insurance reimbursements	(1,768)	(1,655)	(2,531)
Gains on commodity derivatives	(1,048)	—	—
Income from refund of deposits for China antidumping and countervailing duties, net(4)	(801)	(7,166)	(6,984)
Governmental assistance(5)	(137)	(932)	(1,447)
U.S. Employee Retention Credit(6)	—	—	(6,073)
Cash received on impaired notes	—	(1,389)	(3,514)
Income from short-term investments and forward contracts related to the JW Australia divestiture	—	—	(3,109)
JW Australia Transition Services Agreements cost recovery	—	(6,569)	(8,281)
Other items, net	(1,804)	(1,736)	(3,061)
Total other income, net	$(9,144)	$(24,773)	$(25,719)
(1)Cash received on real estate investment represents recovery of an investment in real estate development in Mexico.
(2)Pension settlement charge for the year ended December 31, 2025, represents the purchase of group annuity contracts and transfer of pension obligations associated with our U.S. defined benefit pension plan to an insurer. Pension settlement charge for the year ended December 31, 2023, represents a settlement loss associated with our U.S. defined benefit pension plan resulting from a one-time lump sum payment offered to pension plan participants. Refer to Note 26 - Employee Retirement and Pension Benefits to our consolidated financial statements included in this Form 10-K for more information.
(3)Legal settlement income represents insurance recovery from a previously settled lawsuit.
(4)Represents income from the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.
(5)Governmental assistance for the years ended December 31, 2025 and 2023, consisted primarily of energy subsidies received by our European business. Governmental assistance for the year ended December 31, 2024, consisted primarily of a grant received by our North America business and energy subsidies received by our European businesses.
(6)Represents an ERC from the U.S. government during the year ended December 31, 2023. The ERC is a refundable tax credit to partially refund qualified wages paid to employees that were unable to work during the years ended December 31, 2021 and 2020 due to COVID-19-related government restrictions.
Note 23. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to foreign currency fluctuations. When borrowings, sales, purchases, or other transactions are denominated in a currency other than the operating unit’s functional currency, we are exposed to foreign currency risk. In most of the countries in which we operate, this exposure to foreign currency movements is limited because operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate this exposure, we may enter into foreign currency derivative contracts. As of December 31, 2025, we had foreign currency derivative contracts with a total notional amount of $265.1 million to manage the effects of exchange fluctuations on certain intercompany transactions and intercompany loans and interest denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other income, net on our consolidated statements of operations.

Foreign currency derivatives designated as cash flow hedges – At the end of 2024, we implemented a hedging program to manage variability in cash flows associated with the amounts payable on raw material purchases denominated in foreign currencies. Gains and losses on foreign currency derivative contracts that qualify as cash flow hedges are recorded in AOCL, to the extent the hedges are effective, and are reclassified into in cost of sales on our consolidated statements of operations when the underlying transactions affect net earnings. This cash flow hedging program continued during 2025 and concluded with no outstanding cash flow hedge derivative contracts as of December 31, 2025.
No portion of these derivative contracts was deemed ineffective during the years ended December 31, 2025 and 2024. In other comprehensive income (loss), we recorded a pre-tax mark-to-market loss of $0.1 million and a gain of $0.3 million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, no unrealized gains or losses are expected to be reclassified to earnings over the next 12 months.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, we may enter into non-designated derivative contracts to manage the cost of anticipated purchases. We had no open commodity forward swap contracts as of December 31, 2025. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other income, net on our consolidated statements of operations.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we may enter into commodity forward swap contracts that are designated as cash flow hedges. Accordingly, the related gains or losses are reported in AOCL and reclassified into cost of sales, in the periods in which the hedged transactions affect earnings. We had no open commodity forward contracts as of December 31, 2025. We did not record any pre-tax mark-to-market losses or gains during the years ended December 31, 2024 and 2023.
As of December 31, 2025, no unrealized gains or losses are expected to be reclassified to earnings over the next 12 months.
Net investment hedges – On April 18, 2023, we entered into forward contracts to sell a total of AUD 420.0 million and receive USD at exchange rates ranging from 0.6751 to 0.6759 USD per 1.0 AUD to mitigate the impact of AUD currency fluctuations on our net investment in JELD-WEN Australia Pty. Ltd. We designated the forward contracts as net investment hedges. The contracts matured during 2023, and the gain, net of forward points, was included in the gain on the sale of JW Australia. The net proceeds are included in proceeds (payments) related to the sale of JW Australia within our consolidated statements of cash flows. No portion of these contracts was deemed ineffective during the year ended December 31, 2023.
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
No portion of these interest rate contracts was deemed ineffective during the years ended December 31, 2025, 2024, and 2023. In other comprehensive income (loss), we recorded a pre-tax mark-to-market loss of $0.1 million and gains of $0.4 million and $1.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, no unrealized gains or losses are expected to be reclassified to earnings over the next twelve months.

The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$469
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$539	$1,302

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$—	$135
Interest rate contracts	Accrued expenses and other current liabilities	41	101
Interest rate contracts	Deferred credits and other liabilities	—	36
Commodity contracts	Accrued expenses and other current liabilities	—	185
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$583	$2,411
Commodity contracts	Accrued expenses and other current liabilities	—	73
The effect of derivative instruments in the consolidated statements of operations is as follows:

	Location of (Loss) Gain Recognized in Consolidated Statements of Operations	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(amounts in thousands)		2025	2024	2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Cost of sales	$(794)	$—	$—
Commodity contracts	Cost of sales	462	—	—
Interest rate contracts	Interest expense, net	(4)	538	17,399
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income, net	1,140	515	(2,735)
Commodity contracts	Other income, net	1,048	(488)	(701)
Total		$1,852	$565	$13,963
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	December 31, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(1)
Assets:
Cash equivalents	$65,386	$65,386	$65,386	$—	$—	$—
Derivative assets, recorded in other current assets	539	539	—	539	—	—
Deferred compensation plan assets, recorded in other assets	5,773	5,773	—	5,773	—	—
Pension plan assets:
Cash and short-term investments	8,524	8,524	8,524	—	—	—
U.S. Government and agency obligations	12,185	12,185	12,185	—	—	—
Corporate and foreign bonds	81,260	81,260	—	81,260	—	—
Asset-backed securities	15,143	15,143	—	15,143	—	—
Mutual funds	17,389	17,389	—	17,389	—	—
Common and collective funds	18,940	18,940	—	—	—	18,940
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,179,983	$974,915	$—	$974,915	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	624	624	—	624	—	—
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

Derivative assets and liabilities reported in level 2 primarily include: (1) as of December 31, 2025, foreign currency derivative contracts and interest rate collar agreements; (2) as of December 31, 2024, foreign currency derivative contracts, commodity derivative contracts, and interest rate collar agreements. Refer to Note 23 - Derivative Financial Instruments to our consolidated financial statements included in this Form 10-K for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of December 31, 2025 or December 31, 2024.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of December 31, 2025, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) considering changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025. On February 6, 2025, JELD-WEN filed a notice of appeal. The parties’ appellate briefing was completed on September 3, 2025, and oral argument was held on January 29, 2026.
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

Wood Moulding and Millworks Products (“WMMP”) Anti-dumping and Countervailing Duty (“AD/CVD”) Investigation – On June 9, 2025, the United States Department of Commerce issued its Preliminary Results in its administrative review of wood moulding and millwork products imported from China between January 1, 2023, and January 31, 2024. The Preliminary Results found that the Company could be responsible for additional AD/CVD duties for the applicable time period. The Company and other interested parties have filed additional case briefs with the Department of Commerce arguing that the Preliminary Results are inconsistent with any evidence of products being imported for less than normal value. The Company received final rulings in Q1 2026. As a result of these final rulings, the Company recognized expense of $2.1 million in the year ended December 31, 2025, which is recorded within other income, net in the accompanying consolidated statements of operations. The Company is currently evaluating potential appeals.
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
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying consolidated balance sheets. Refer to Note 10 - Accrued Expenses and Other Current Liabilities to our consolidated financial statements included in this Form 10-K for more information. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At December 31, 2025 and 2024, our accrued liability for self-insured risks was $76.0 million and $83.3 million, respectively.
Indemnifications – At December 31, 2025, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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

Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $74.5 million and $70.3 million at December 31, 2025 and 2024, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs, and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets and totaled $7.6 million and $0.1 million at December 31, 2025 and 2024, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying consolidated balance sheets and totaled $13.4 million and $11.8 million at December 31, 2025 and 2024, respectively.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of responsibility between the identified PLPs, both of which could vary materially from our estimates. In December 2025, as the scope and timing of the remedial work was further refined, we determined the total range of possible remediation cost outcomes remained between $17.4 million and $33.6 million, but that the more likely possible remediation cost outcome is approximately $21.0 million. The Company adjusted the provision within its financial statements to that amount and recognized a long-term receivable of $5.6 million within other assets in the accompanying consolidated balance sheet related to loss recoveries. This provision may ultimately be offset in whole or in part by recoveries from PLPs or insurance proceeds.
Towanda, Pennsylvania Consent Order – In December 2020, we entered into a COA with the PaDEP to remove a pile of wood fiber waste from our site in Towanda, Pennsylvania, which we acquired in connection with our acquisition of CMI in 2012, by using it as fuel for a boiler at that site. The COA replaced a 2018 Consent Decree between the Company and PaDEP. Under the COA, we were required to achieve certain periodic removal objectives and ultimately remove the entire pile by August 31, 2025. As of December 31, 2024, there was $1.4 million in bonds posted in connection with these obligations. During December 2024, we removed the wood fiber waste pile from the site and our removal obligations under the COA were closed.
Purchase Obligations – As of December 31, 2025, we have purchase obligations of $42.0 million due in 2026 and $30.8 million due in 2027 and thereafter. These purchase obligations are primarily relating to software hosting services and equipment purchase agreements. Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction.
Note 26. Employee Retirement and Pension Benefits
U.S. Defined Benefit Pension Plan – Certain U.S. hourly employees participate in our defined benefit pension plan. The plan is not open to new employees.
In 2020, we elected to utilize the alternative method when calculating the Pension Benefit Guarantee Corporation premiums for 2020 and the succeeding years. We use a spot rate yield curve to estimate the pension benefit obligation and net periodic benefits costs.

During the fourth quarter of 2023, we completed a balance sheet risk mitigation action related to the U.S. defined benefit pension plan by offering a one-time lump sum election option to terminated vested participants and active participants over the age of 59 1/2. As a result of lump sum elections made by participants, we used approximately $46.7 million of plan assets to settle $49.5 million of future obligations and recognized a pre-tax pension settlement charge of $4.3 million in the fourth quarter of 2023. The settlement charge, primarily comprised of the recognition of past actuarial losses, is recorded within other income, net in the accompanying consolidated statement of operations.
During the fourth quarter of 2025, we completed a balance sheet risk mitigation action related to the U.S. defined benefit pension plan by purchasing group annuity contracts from an insurance provider. This transaction transferred pension obligations for approximately 4,281 retirees and beneficiaries to the insurer. In connection with this transaction, we used approximately $109.5 million of plan assets to purchase the annuity contracts, which resulted in the settlement of approximately $113.7 million of projected benefit obligations and the recognition of a pre-tax pension settlement charge of approximately $6.6 million in the fourth quarter of 2025. The settlement charge, primarily comprised of the recognition of previously unrecognized actuarial losses, is recorded within other income, net in the accompanying consolidated statement of operations.
The components of net periodic benefit cost are summarized as follows:

Components of pension benefit expense - U.S. benefit plan	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Service cost	$2,300	$2,700	$7,400
Interest cost	13,308	13,556	16,602
Expected return on plan assets	(13,397)	(15,377)	(18,860)
Amortization of net actuarial pension loss	—	—	480
Settlement loss	6,644	—	4,349
Pension benefit expense	$8,855	$879	$9,971

Discount rate used to determine benefit costs	5.57%	5.05%	5.39%
Expected long-term rate of return on assets	5.31%	5.72%	6.20%
Compensation increase rate	N/A	N/A	N/A
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
We developed the discount rate based on the plan’s expected benefit payments using the WTW RATE: Link 10:90 Yield Curve. Based on this analysis, we selected a 5.41% discount rate for our projected benefit obligation.
We maintain policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which include various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The plan invests primarily in publicly traded equity and debt securities as directed by the plan’s investment managers. The target asset allocation is determined by reference to the plan’s funded status percentage. The target allocation of plan assets was 76.0% fixed income securities, 17.7% equity securities and 6.3% other investments, as of December 31, 2025 and 2024. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. We have selected an expected return on plan assets based on a historical analysis of rates of return, our investment mix, market conditions and other factors.

Change in fair value of plan assets - U.S. benefit plan
(amounts in thousands)	December 31, 2025	December 31, 2024
Balance as of January 1,	$262,429	$279,579
Actual return on plan assets	22,404	6,474
Benefits paid	(19,345)	(21,472)
Administrative expenses paid	(2,557)	(2,152)
Plan settlements	(109,490)	—
Balance at period end	$153,441	$262,429
The plan’s projected benefit obligation is determined by using weighted-average assumptions, as summarized below:

Change in projected benefit obligation - U.S. benefit plan
(amounts in thousands)	December 31, 2025	December 31, 2024
Balance as of January 1,	$261,490	$283,896
Service cost	2,300	2,700
Interest cost	13,308	13,556
Actuarial loss (gain)	8,619	(15,039)
Benefits paid	(19,345)	(21,472)
Administrative expenses paid	(2,556)	(2,151)
Plan settlements	(113,672)	—
Balance at period end	$150,144	$261,490
Discount rate	5.41%	5.57%
Compensation increase rate	N/A	N/A
As of December 31, 2025, the plan’s estimated benefit payments for the next ten years are as follows:

(amounts in thousands)	Total
2026	$8,802
2027	9,184
2028	9,534
2029	9,849
2030	10,128
2031-2035	52,866
The Company made no cash contributions to the plan for the years ended December 31, 2025 and 2024. During fiscal year 2026, no cash contributions are required to be made to the plan.
The plan’s accumulated benefit obligation of $150.1 million is determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases.
The plan’s funded status is as follows:

Long-term overfunded pension asset - U.S. benefit plan
(amounts in thousands)	December 31, 2025	December 31, 2024
Projected benefit obligation at end of period	$150,144	$261,490
Fair value of plan assets at end of period	(153,441)	(262,429)
Overfunded pension asset(1)	$(3,297)	$(939)
(1)The overfunded pension asset as of December 31, 2025 and 2024, is recorded in long-term other assets in the accompanying consolidated balance sheets.

Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) are as follows:

Accumulated other comprehensive loss - U.S. benefit plan	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net actuarial pension loss at beginning of period	$20,323	$26,458	$43,113
Amortization of net actuarial loss	—	—	(480)
Net gain occurring during year	(4,568)	(6,135)	(11,826)
Settlement recognition of net actuarial loss	(6,644)	—	(4,349)
Net actuarial pension loss at end of period	$9,111	$20,323	$26,458
Tax expense	13,773	13,773	11,113
Net actuarial pension loss at end of period, net of tax	$22,884	$34,096	$37,571
Non-U.S. Defined Benefit Plans – We have several unfunded defined benefit plans located outside the U.S. that are country specific. Some of these plans remain open to participants and others are closed. The expenses related to these plans are recorded in the accompanying consolidated statements of operations and are determined by using weighted-average assumptions made on January 1 of each year as summarized below:

Components of pension benefit expense - Non-U.S. benefit plans	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Service cost	$1,490	$1,222	$1,275
Interest cost	897	864	879
Amortization of net actuarial pension loss	316	267	45
Pension benefit expense	$2,703	$2,353	$2,199

Discount rate	2.6% - 4.0%	2.6% - 3.4%	3.1% - 3.8%
Compensation increase rate	—% - 3.0%	—% - 3.0%	—% - 3.5%
The projected benefit obligation for the non-U.S. plans is determined by using weighted-average assumptions as summarized below:

Change in projected benefit obligation - Non-U.S. benefit plans
(amounts in thousands)	December 31, 2025	December 31, 2024
Balance as of January 1,	$26,153	$27,000
Service cost	1,490	1,222
Interest cost	897	864
Actuarial (gain) loss	(1,307)	1,107
Benefits paid	(2,030)	(1,990)
Cumulative translation adjustment	3,935	(2,050)
Balance at period end	$29,138	$26,153

Discount rate	2.6% - 4.0%	2.6% - 3.4%
Compensation increase rate	—% - 3.0%	—% - 3.0%
As of December 31, 2025, the estimated benefit payments for the non-U.S. plans over the next 10 years are as follows:

(amounts in thousands)	Total
2026	$1,799
2027	2,117
2028	1,707
2029	2,086
2030	1,816
2031-2035	10,662

The accumulated benefit obligations of $27.0 million for the non-U.S. plans are determined by taking the projected benefit obligation and removing the impact of the assumed compensation increases. We expect to contribute $1.8 million to the non-U.S. plans in 2026.
The funded status of these plans is as follows:

(amounts in thousands)
Unfunded pension liability - Non-U.S. benefit plans	December 31, 2025	December 31, 2024
Long-term unfunded pension liability	$24,357	$21,615
Current portion	4,781	4,538
Total unfunded pension liability	$29,138	$26,153
The current portion of the unfunded pension liability is recorded in accrued payroll and benefits in the accompanying consolidated balance sheets.
Net actuarial pension losses are recorded in consolidated other comprehensive income (loss) are as follows:

(amounts in thousands)	Year Ended December 31,
Accumulated other comprehensive loss - Non-U.S. benefit plans	2025	2024	2023
Net actuarial pension loss at beginning of period	$2,751	$2,017	$2,273
Amortization of net actuarial loss	(316)	(267)	(45)
Net (gain) loss occurring during year	(1,310)	1,107	1,163
Divestiture of JW Australia benefit plans	—	—	(1,442)
Cumulative translation adjustment	210	(106)	68
Net actuarial pension loss at end of period	$1,335	$2,751	$2,017
Tax benefit	(315)	(598)	(399)
Net actuarial pension loss at end of period, net of tax	$1,020	$2,153	$1,618
Defined Contribution Benefit Plans – We have defined contribution benefit plans covering certain U.S. and non-U.S. subsidiary employees, subject to eligibility requirements established in accordance with local statutory requirements. The total cost of these plans was $32.4 million, $36.6 million, and $36.4 million in the years ended December 31, 2025, 2024, and 2023, respectively.

Note 27. Supplemental Cash Flow Information

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash Operating Activities:
Operating leases	$48,600	$45,991	$50,995
Interest payments on financing lease obligations	780	537	331
Cash paid for amounts included in the measurement of lease liabilities	$49,380	$46,528	$51,326

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(919)	(3,381)	$(1,206)
Sale of securities for deferred compensation plan	—	—	66
Change in securities for deferred compensation plan	$(919)	$(3,381)	$(1,140)

Issuances of notes receivable	$(70)	$(54)	$(58)
Cash received on notes receivable	9	100	319
Change in notes receivable	$(61)	$46	$261

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$5,015	$14,300	$10,025
Property, equipment and intangibles purchased with debt	4,646	9,707	14,045
Customer accounts receivable converted to notes receivable	3	504	293

Cash Financing Activities:
Proceeds from issuance of new debt	$—	$350,000	$—
Borrowings on long-term debt	1,925	1,225	127,336
Payments of long-term debt	(32,361)	(400,633)	(684,766)
Payments of debt issuance and extinguishment costs, including underwriting fees	(1,066)	(5,770)	(3,908)
Change in long-term debt and payments of debt extinguishment costs	$(31,502)	$(55,178)	$(561,338)

Cash paid for amounts included in the measurement of finance lease liabilities	$2,975	$2,468	$1,880

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$12,479	$—	$16,628
Accounts payable converted to installment notes	—	5	176

Other Supplemental Cash Flow Information:
Cash interest paid	$71,550	$72,497	$74,735