Form 10-Q
period 2026-03-28
JELD-WEN Holding, Inc.
filed 2026-05-05
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 86,151,321 shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2026.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Defined Term	Definition
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2026
Adjusted EBITDA
A supplemental non-GAAP financial measure of operating performance not based on a standardized methodology prescribed by GAAP that we define as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs, net; net gain on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; and other special items

AI	Artificial intelligence
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAP	Cleanup Action Plan
CDOR	Canadian Dealer Offered Rate
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
CODM	Chief Operating Decision Maker, who is our CEO
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
CORRA	Canadian Overnight Repo Rate Average
Credit Facilities	Collectively, our Corporate Credit Facilities and other acquired term loans and revolving credit facilities
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
GAAP	Generally Accepted Accounting Principles in the United States
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	The Company’s former Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
M&A	Mergers and Acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOL	Net Operating Loss
Omnibus Equity Plan	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, as amended and restated effective April 24, 2025
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
PSU	Performance Stock Unit
R&D	Research and Development
R&R	Repair and Remodel
RSU	Restricted Stock Unit

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.875% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
SG&A	Selling, General and Administrative Expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s former Towanda, PA business and related assets
U.S.	United States of America
USD	U.S. Dollar
UTP	Uncertain Tax Position
WADOE	Washington State Department of Ecology
Working Capital	Accounts Receivable plus Inventory less Accounts Payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, True BLU®, ABS™, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPI™, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or claimed as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, Mattiovi™, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the federal Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. Forward-looking statements are generally identified by our use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” and, in each case, their negative or other various or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Business in our Form 10-K are forward-looking statements. In addition, statements regarding the potential outcome and impact of pending litigation are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A - Risk Factors in our Form 10-K and Item 1A - Risk Factors and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
•availability and cost of credit;
•our current level of indebtedness and the effect of restrictive covenants under our existing or future indebtedness including our Credit Facilities and Senior Notes; and
•other risks and uncertainties, including those listed under Item 1A - Risk Factors in our Form 10-K and Item 1A - Risk Factors in this Form 10-Q.
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

Item 1 - Unaudited Condensed Consolidated Financial Statements
JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 28, 2026	March 29, 2025
Net revenues	$722,125	$776,006
Cost of sales	629,411	663,923
Gross margin	92,714	112,083
Selling, general and administrative	145,957	144,767
Goodwill impairment (Note 6)	—	137,721
Restructuring and asset-related charges, net (Note 16)	1,979	14,546
Operating loss	(55,222)	(184,951)
Interest expense, net	17,203	14,918
Loss on extinguishment and refinancing of debt (Note 10)	—	237
Other expense (income) (Note 17)	1,043	(10,586)
Loss before taxes	(73,468)	(189,520)
Income tax expense (Note 11)	3,376	618
Net loss	$(76,844)	$(190,138)

Weighted average common shares outstanding (Note 14)
Basic	85,803,503	84,917,294
Diluted	85,803,503	84,917,294
Net loss per share
Basic	$(0.90)	$(2.24)
Diluted	$(0.90)	$(2.24)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Net loss	$(76,844)	$(190,138)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,689)	20,813
Foreign currency hedge adjustments, net of tax expense (benefit) of $23 and $(597), respectively.	84	(1,300)
Interest rate hedge adjustments, net of tax benefit of $0 and $(12), respectively.	41	(35)
Commodity hedge adjustments, net of tax expense of $0 and $51, respectively.	—	149
Defined benefit pension plans, net of tax expense (benefit) of $4 and $(9), respectively.	10	(19)
Total other comprehensive (loss) income, net of tax	(6,554)	19,608
Comprehensive loss	$(83,398)	$(170,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands, except share and per share data)	March 28, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$50,361	$136,103
Restricted cash	1,986	2,145
Accounts receivable, net (Note 3)	428,119	361,192
Inventories (Note 4)	446,191	444,102
Other current assets	69,044	73,202
Total current assets	995,701	1,016,744
Property and equipment, net (Note 5)	724,287	728,445
Deferred tax assets	15,954	16,289
Intangible assets, net (Note 7)	93,092	96,330
Operating lease assets, net	183,590	179,378
Other assets	64,644	65,628
Total assets	$2,077,268	$2,102,814
LIABILITIES AND EQUITY
Liabilities
Current liabilities
Accounts payable	$267,503	$237,280
Accrued payroll and benefits	86,791	93,827
Accrued expenses and other current liabilities (Note 8)	218,247	223,147
Current maturities of long-term debt (Note 10)	19,526	23,690
Total current liabilities	592,067	577,944
Long-term debt (Note 10)	1,189,436	1,149,614
Unfunded pension liability	24,048	24,357
Operating lease liability	160,907	158,565
Deferred credits and other liabilities	84,024	85,424
Deferred tax liabilities	14,605	14,694
Total liabilities	2,065,087	2,010,598
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 86,120,743 and 85,489,683 shares issued and outstanding, respectively	860	854
Additional paid-in capital	786,672	783,315
Accumulated deficit	(718,406)	(641,562)
Accumulated other comprehensive loss	(56,945)	(50,391)
Total shareholders’ equity	12,181	92,216
Total liabilities and shareholders’ equity	$2,077,268	$2,102,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended
	March 28, 2026		March 29, 2025
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,489,683	$854	84,653,408	$846
Shares issued for exercise/vesting of share-based compensation awards	714,885	7	619,074	6
Shares surrendered for tax obligations for employee share-based transactions	(83,825)	(1)	(55,057)	(1)
Balance at period end	86,120,743	$860	85,217,425	$851
Additional paid-in capital
Balance at beginning of period		$783,988		$769,737
Shares issued for exercise/vesting of share-based compensation awards		(5)		(4)
Shares surrendered for tax obligations for employee share-based transactions		(230)		(622)
Reclassification of share-based awards to liability		(90)		—
Amortization of share-based compensation		3,682		3,228
Balance at period end		$787,345		$772,339
Employee stock notes
Balance at beginning of period		$(673)		$(673)
Balance at period end		(673)		(673)
Balance at period end		$786,672		$771,666
Accumulated deficit
Balance at beginning of period		$(641,562)		$(20,353)
Net loss		(76,844)		(190,138)
Balance at period end		$(718,406)		$(210,491)
Accumulated other comprehensive loss
Balance at beginning of period		$(50,391)		$(129,495)
Foreign currency adjustments		(6,689)		20,813
Unrealized gain (loss) on foreign currency hedges, net of tax		84		(1,300)
Unrealized gain (loss) on interest rate hedges, net of tax		41		(35)
Unrealized gain on commodity hedges, net of tax		—		149
Net actuarial pension gain (loss), net of tax		10		(19)
Balance at period end		$(56,945)		$(109,887)

Total shareholders’ equity at period end		$12,181		$452,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES
Net loss	$(76,844)	$(190,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,370	27,295
Deferred income taxes	127	(3,123)
Net loss (gain) on sale of business, property, and equipment	76	(599)
Goodwill impairment	—	137,721
Adjustment to carrying value of assets	3,200	2,279
Amortization of deferred financing costs	563	535
Loss on extinguishment and refinancing of debt	—	237
Share-based compensation expense	3,682	3,228
Other items, net	422	(1,034)
Net change in operating assets and liabilities:
Accounts receivable	(71,101)	(58,130)
Inventories	(4,699)	21,295
Other assets	3,979	(3,151)
Accounts payable	32,946	6,753
Accrued expenses	(12,078)	(21,722)
Change in short-term and long-term tax liabilities	(858)	(4,940)
Net cash used in operating activities	(91,215)	(83,494)
INVESTING ACTIVITIES
Purchases of property and equipment	(25,096)	(36,763)
Proceeds from sale of property and equipment	84	162
Purchases of intangible assets	(982)	(5,191)
Proceeds related to the court-ordered divestiture of Towanda	—	112,105
Cash received for notes receivable	5	7
Purchases of securities for deferred compensation plan	(174)	(273)
Net cash (used in) provided by investing activities	(26,163)	70,047
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	32,312	(6,064)
Common stock issued for exercise of options	2	2
Payments to tax authorities for employee share-based compensation	(208)	—
Payments related to the sale of JW Australia	—	(540)
Net cash provided by (used in) financing activities	32,106	(6,602)
Effect of foreign currency exchange rates on cash	(629)	2,174
Net decrease in cash and cash equivalents	(85,901)	(17,875)
Cash, cash equivalents and restricted cash, beginning	138,248	151,047
Cash, cash equivalents and restricted cash, ending	$52,347	$133,172
Refer to Note 21 - Supplemental Cash Flow Information for more information.
To conform with current period presentation, certain amounts in prior period information have been reclassified.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of March 28, 2026, and for the three months ended March 28, 2026, and March 29, 2025, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three months ended March 28, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Warranty Accrual – In Q4 2025, we corrected our warranty accrual calculation resulting in an additional $6.7 million of expense that should have been recognized in our prior interim periods in 2025. We have evaluated the impact on prior interim periods and concluded that the amounts were not material. Refer to Note 9 - Warranty Liability to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
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
We have considered the applicability and impact of all ASUs. We have assessed the ASUs not listed above and determined that they were either not applicable or were not expected to have a material impact on our unaudited condensed consolidated financial statements.
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
The selling price of Towanda was $115.0 million, subject to certain adjustments and closing conditions, paid in cash during the first quarter of 2025. We recorded a $0.7 million pre-tax gain on the sale of Towanda, within SG&A in our unaudited condensed consolidated statement of operations during the first quarter of 2025. The gain is driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, which included property and equipment, net of $65.4 million, inventories of $16.7 million, trade receivables of $8.8 million, operating lease assets, net of $2.2 million, intangible assets, net of $1.5 million, and goodwill of $33.6 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accounts payable of $9.2 million and other liabilities which were individually immaterial. We recorded $8.5 million in tax expense related to the gain from the sale within income tax expense in the accompanying unaudited condensed consolidated statement of operations during the first quarter of 2025, of which $7.8 million was offset with a change in our tax valuation allowance in the third quarter of 2025.
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
At March 28, 2026 and December 31, 2025, we had an allowance for credit losses of $11.7 million and $11.1 million, respectively.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	March 28, 2026	December 31, 2025
Raw materials	$360,836	$365,418
Work in process	25,680	21,988
Finished goods	89,102	85,642
Inventory valuation reserves	(29,427)	(28,946)
Total inventories	$446,191	$444,102

Note 5. Property and Equipment, Net

(amounts in thousands)	March 28, 2026	December 31, 2025
Property and equipment	$2,102,986	$2,102,835
Accumulated depreciation	(1,378,699)	(1,374,390)
Total property and equipment, net	$724,287	$728,445
During the three months ended March 28, 2026, we recorded an impairment charge of $3.1 million within SG&A and accelerated depreciation of $1.2 million within cost of sales in the accompanying unaudited condensed consolidated statement of operations, each related to property and equipment identified through our North America equipment capacity optimization review.
The effect on our carrying value of property and equipment, net due to currency translations for foreign property and equipment, net, was a decrease of $4.3 million as of March 28, 2026, compared to December 31, 2025.
Depreciation expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Cost of sales	$21,586	$19,172
Selling, general, and administrative	1,266	1,178
Total depreciation expense	$22,852	$20,350
Note 6. Goodwill
As previously disclosed, the Company recognized non‑cash goodwill impairment charges of $137.7 million and $196.9 million in the three months ended March 29, 2025 and September 27, 2025, respectively. As a result, goodwill was fully impaired at December 31, 2025. Refer to our 2025 Form 10‑K for the annual rollforward and additional details.
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
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	March 28, 2026
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$126,427	$(107,018)	$19,409
Software	88,518	(41,017)	47,501
Trademarks and trade names	32,641	(14,829)	17,812
Patents, licenses and rights	15,412	(7,042)	8,370
Total amortizable intangibles	$262,998	$(169,906)	$93,092

	December 31, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,659	$(106,339)	$21,320
Software	89,225	(40,708)	48,517
Trademarks and trade names	32,804	(14,510)	18,294
Patents, licenses and rights	14,931	(6,732)	8,199
Total amortizable intangibles	$264,619	$(168,289)	$96,330

Amortization expense was recorded as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Amortization expense	$5,051	$5,493
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	March 28, 2026	December 31, 2025
Accrued sales and advertising rebates	$59,740	$72,840
Current portion of operating lease liability	36,898	33,761
Non-income related taxes	22,115	18,786
Current portion of warranty liability (Note 9)	20,554	21,321
Accrued expenses	18,329	17,958
Accrued freight	17,129	14,779
Current portion of accrued claim costs relating to self-insurance programs	14,446	15,166
Accrued interest payable	9,633	9,224
Legal claims provision (Note 20)	9,232	3,156
Deferred revenue and customer deposits	3,988	4,946
Current portion of restructuring accrual (Note 16)	3,739	9,003
Accrued income taxes payable	1,661	1,583
Current portion of derivative liability (Note 18)	783	624
Total accrued expenses and other current liabilities	$218,247	$223,147
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	March 28, 2026	March 29, 2025
Balance as of January 1,	$40,676	$47,289
Current period charges	4,932	2,943
Payments	(5,714)	(5,820)
Currency translation	(127)	295
Balance at period end	39,766	44,707
Current portion	(20,554)	(18,759)
Long-term portion	$19,212	$25,948
The most significant component of our warranty liability was in the North America segment. As of March 28, 2026, the warranty liability in the North America segment totaled $35.6 million, after discounting future estimated cash flows at rates between 3.55% and 4.19%. Without discounting, the liability would have increased by approximately $2.8 million.

Note 10. Long-Term Debt
Our long-term debt, net of unamortized debt issuance costs and original issue discounts, consisted of the following:

(amounts in thousands)	March 28, 2026 Interest Rates	March 28, 2026	December 31, 2025
Revolving Credit Facility	5.03%(1)	$40,000	$—
Senior Notes due December 2027	4.88%	400,000	400,000
Term Loan Facility due July 2028	5.79%(1)	375,525	375,525
Senior Notes due September 2032	7.00%	350,000	350,000
Finance leases and other financing arrangements	1.00% - 8.28%(1)	49,661	54,458
Total debt		$1,215,186	$1,179,983
Unamortized debt issuance costs and original issue discounts		(6,224)	(6,679)
Current maturities of long-term debt		(19,526)	(23,690)
Long-term debt		$1,189,436	$1,149,614
(1)Term Loan Facility due July 2028, Revolving Credit Facility, and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant changes to outstanding debt agreements as of March 28, 2026, are as follows:
Our total indebtedness as of March 28, 2026, was $1.22 billion of which $19.5 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million of Senior Notes due in December 2027 for which it is unlikely that our cash flows from operations will be sufficient to fully repay. To service our indebtedness, we may be required to undertake various actions including, but not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt.
Senior Notes
In December 2017, we issued $400 million of Senior Notes bearing interest at 4.88% and maturing in December 2027 in a private placement for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
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
In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and matured in February 2026. Refer to Note 18 - Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information on our derivative assets and liabilities.

In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of March 28, 2026, the outstanding principal balance, net of original issue discount, was $375.3 million.
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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged, including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs.
As of March 28, 2026, we had $40.0 million outstanding net borrowings under the ABL Facility, $22.0 million in letters of credit, and $259.5 million available under the ABL Facility.
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of March 28, 2026, we had $49.7 million outstanding in this category, with maturities ranging from 2026 to 2032.
As of March 28, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate was (4.6)% and (0.3)% for the three months ended March 28, 2026 and March 29, 2025, respectively. The Company recorded income tax expense of $3.4 million and $0.6 million in the three months ended March 28, 2026 and March 29, 2025, respectively. We applied our estimated annual effective tax rate to year-to-date income for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
Under ASC 740-10, we provide for UTPs and the related interest expense by adjusting unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to UTPs in income tax expense. As of March 28, 2026 and December 31, 2025, we had a liability for unrecognized tax benefits without regard to accrued interest of $46.7 million and $47.5 million, respectively.
We continually evaluate our global cash needs and have historically maintained a partial indefinite reinvestment assertion on our post-2017 undistributed foreign earnings.
Note 12. Segment Information
We report our segment information in the same way management internally organizes the business to assess performance and make decisions regarding the allocation of resources in accordance with ASC 280-10 - Segment Reporting. Management, inclusive of the CODM, reviews net revenues and Adjusted EBITDA to evaluate segment performance and allocate resources. We define Adjusted EBITDA as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs, net; net gain on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For each of our segments, our CODM uses Adjusted EBITDA to measure operational performance by comparing historical, actual and forecasted amounts on a regular basis, and to allocate resources in the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in our annual incentive compensation.

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

	Three Months Ended March 28, 2026
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$452,713	$269,412	$722,125
Intersegment net revenues	—	—	—
Total segment net revenues	$452,713	$269,412	$722,125

Reconciliation of Revenue
Elimination of intersegment net revenues			—
Total consolidated net revenues			$722,125

Less:
Adjusted cost of sales	$408,712	$217,256	$625,968
Adjusted selling, general and administrative	58,964	52,196	111,160
Other segment items(1)	(18,582)	(7,116)	(25,698)
Adjusted EBITDA	$3,619	$7,076	$10,695

Total Reportable Segment Adjusted EBITDA			$10,695
Less:
Depreciation and amortization			29,370
Interest expense, net			17,203
Corporate and unallocated costs			4,554
Special items:
Net legal and professional expenses and settlements			12,767
Restructuring and asset-related charges, net			1,979
M&A related costs, net			7,599
Share-based compensation expense			3,682
Other special items(2)			7,009
Loss, before tax			$(73,468)
(1)Other segment items included depreciation and amortization, which are included as a component of the significant expense categories regularly provided to the CODM above but are not included in the measure of segment profit, as well as other items, which are excluded from the categories regularly provided to the CODM, which primarily included:
North America - Foreign currency losses.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity included an impairment of $3.1 million in our North America reporting unit as a result of reviews performed in connection with our North America equipment capacity optimization.

	Three Months Ended March 28, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$18,829	$8,384	$2,157	$29,370
Capital expenditures	15,317	9,824	937	26,078
Segment assets	1,263,792	683,981	129,495	2,077,268

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$530,561	$245,445	$776,006
Intersegment net revenues	33	489	522
Total segment net revenues	$530,594	$245,934	$776,528

Reconciliation of Revenue
Elimination of intersegment net revenues			(522)
Total consolidated net revenues			$776,006

Less:
Adjusted cost of sales	$465,648	$197,854	$663,502
Adjusted selling, general and administrative	69,499	44,261	113,760
Other segment items(1)	(20,110)	(7,327)	(27,437)
Adjusted EBITDA	$15,524	$10,657	$26,181

Total Reportable Segment Adjusted EBITDA			$26,181
Less:
Depreciation and amortization			27,295
Interest expense, net			14,918
Corporate and unallocated costs			4,312
Special items:
Net legal and professional expenses and settlements			11,882
Goodwill impairment			137,721
Restructuring and asset-related charges, net			14,546
M&A related costs, net			(613)
Net gain on sale of business, property, and equipment			(653)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			3,228
Other special items			2,828
Loss, before tax			$(189,520)
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
Europe - Pension expense and foreign currency losses.

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,325	$7,565	$2,405	$27,295
Capital expenditures	27,736	10,290	3,928	41,954
Segment assets	1,349,336	774,988	294,591	2,418,915
Note 13. Capital Stock
Preferred Stock – Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not issued any shares of Preferred Stock.
Common Stock – Common Stock includes the basis of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both March 28, 2026 and December 31, 2025, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date and reduce shareholders’ equity and increase accounts payable. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of March 28, 2026, $175.7 million remained under the repurchase program.
During the three months ended March 28, 2026 and March 29, 2025, we did not repurchase shares of our Common Stock.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended
	March 28, 2026	March 29, 2025
Weighted average outstanding shares of Common Stock basic	85,803,503	84,917,294
Restricted stock units, performance share units and options to purchase Common Stock	—	—
Weighted average outstanding shares of Common Stock diluted	85,803,503	84,917,294
For the three months ended March 28, 2026 and March 29, 2025, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted income per share as their inclusion would be anti-dilutive:

	Three Months Ended
	March 28, 2026	March 29, 2025
Common Stock options	1,289,560	1,558,883
Restricted stock units	2,295,706	1,205,152
Performance share units	573,306	64,781

Note 15. Share-Based Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	March 28, 2026		March 29, 2025
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	536,432	$9.05
Options cancelled	5,568	$33.34	41,989	$22.28

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,150,708	$2.72	1,386,301	$9.02
PSUs granted	—	$—	620,673	$9.47
PSUs performance adjustment	(181,281)	$—	—	$—
Share-based compensation expense was $3.7 million and $3.2 million for the three months ended March 28, 2026, and March 29, 2025, respectively. As of March 28, 2026, we had $12.7 million of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
On February 23, 2026, the Company modified certain underwater options and a subset of 2024 PSUs to require cash settlement. For the modified underwater options, the modification resulted in a classification change from equity to liability. In accordance with ASC 718, the Company records a share‑based compensation liability for the modified options measured at fair value and remeasured at each reporting date until settlement, with changes recognized in share‑based compensation expense included within SG&A in the accompanying unaudited condensed consolidated statement of operations. The Company measured the share‑based compensation liability as of quarter‑end using a Black‑Scholes valuation. For the cash‑settled subset of the 2024 PSUs, the Company currently assesses the performance conditions as not probable. Accordingly, no share‑based compensation expense was recognized at the modification date or through March 28, 2026. The Company will reassess the probability of achievement each reporting period and, if performance conditions are probable, will recognize share‑based compensation expense and a related liability, with subsequent remeasurement through earnings until settlement.
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

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended March 28, 2026
Restructuring severance and employee-related charges, net	$456	$81	$33	$570
Other restructuring associated costs, net	336	977	—	1,313
Asset-related charges, net	—	96	—	96
Other restructuring associated costs and asset-related charges, net	336	1,073	—	1,409
Total restructuring and asset-related charges, net	$792	$1,154	$33	$1,979
Three Months Ended March 29, 2025
Restructuring severance and employee-related charges, net(1)	$10,019	$1,850	$736	$12,605
Other restructuring associated costs, net	644	1,131	—	1,775
Asset-related charges, net	—	166	—	166
Other restructuring associated costs and asset-related charges, net	644	1,297	—	1,941
Total restructuring and asset-related charges, net	$10,663	$3,147	$736	$14,546
(1)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which was substantially complete as of March 29, 2025. The charges incurred in the three months ended March 29, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statement of operations and include $0.7 million related to Corporate.
The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	March 28, 2026	December 31, 2025
Balance as of January 1,	$9,003	$7,605
Current period charges, net	1,884	41,362
Payments	(7,096)	(40,508)
Currency translation	(52)	544
Balance at period end	$3,739	$9,003
Restructuring accruals are expected to be paid within the next twelve months and are included within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
North America
From 2023 to 2025, we announced plans to transform our North American operations by changing the operating structure, eliminating certain roles, and rationalizing our manufacturing footprint. Except for our Chiloquin, Oregon facility, we have substantially completed the closure of all previously disclosed facilities in North America, and we expect to substantially complete the closure of the Chiloquin facility by the end of 2026.

During the first quarter of 2026, we announced additional plans after identifying further opportunities to optimize our North American structure. As of March 28, 2026, the remaining restructuring accrual for our North America initiatives is $1.2 million, and the remaining cash outlay is expected to be $7.5 million.
Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 28, 2026	March 29, 2025
Restructuring severance and employee-related charges, net(1)	$36,600	$35,009	$456	$10,019
Other restructuring associated costs, net(1)	17,700	12,820	336	644
Product-related cash charges(2)	6,700	6,719	—	134
Total cash charges	$61,000	$54,548	$792	$10,797
Asset-related charges, net(1)	24,900	23,974	—	—
Inventory and other product-related non-cash charges, net(3)	9,300	9,061	(82)	1,121
Total non-cash charges	$34,200	$33,035	$(82)	$1,121
Total costs	$95,200	$87,583	$710	$11,918

Total cash outlays(4)	$67,600	$60,092	$3,422	$5,556
(1)The charges incurred in the three months ended March 28, 2026 and March 29, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.
(2)The product-related cash charges incurred in the three months ended March 29, 2025, were detrimental to net sales in the accompanying unaudited condensed consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the three months ended March 28, 2026 and March 29, 2025, were included in cost of sales in the accompanying unaudited condensed consolidated statement of operations.
(4)Total cash outlays include $5.5 million of cash payments related to debt repayment for financed equipment, and a $0.9 million lease termination fee.
Europe
From 2023 to 2025, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles, and rationalizing our manufacturing footprint. Except for our Sheffield, England facility, we have substantially completed the closure of all previously disclosed facilities in Europe, and we expect to substantially complete the closure of the Sheffield facility by the end of 2026.
As of March 28, 2026, the remaining restructuring accrual for our Europe initiatives is $2.3 million, and the remaining cash outlay is expected to be $5.5 million.
Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended
(amounts in thousands)			March 28, 2026	March 29, 2025
Restructuring severance and employee-related charges, net(1)	$32,000	$30,969	$81	$1,850
Other restructuring associated costs, net(1)	17,000	14,706	977	1,131
Total cash charges	$49,000	$45,675	$1,058	$2,981
Asset-related charges, net(1)	2,700	1,880	96	166
Total costs	$51,700	$47,555	$1,154	$3,147

Total cash outlays	$49,000	$43,570	$2,843	$4,600
(1)The charges incurred in the three months ended March 28, 2026 and March 29, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.

Note 17. Other Expense (Income)
The table below summarizes the amounts included in other expense (income) in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Foreign currency losses (gains), net	$1,075	$(209)
Pension expense	494	867
Governmental assistance	(5)	(3)
Cash received on real estate investment(1)	—	(7,567)
Income from refund of deposits for China antidumping and countervailing duties, net(2)	—	(2,859)
Gains on commodity derivatives	—	(361)
Other items, net	(521)	(454)
Total other expense (income)	$1,043	$(10,586)
(1)Cash received on real estate investment represents recovery of an investment in real estate development in Mexico.
(2)Represents income from the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China from 2020 to 2023.
Note 18. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to foreign currency fluctuations. When borrowings, sales, purchases, or other transactions are denominated in a currency other than the operating unit’s functional currency, we are exposed to foreign currency risk. In most of the countries in which we operate, this exposure to foreign currency movements is limited because operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate this exposure, we may enter into foreign currency derivative contracts. As of March 28, 2026, we had foreign currency derivative contracts with a total notional amount of $309.2 million to manage the effects of exchange fluctuations on certain intercompany transactions and intercompany loans and interest denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income) on our unaudited condensed consolidated statements of operations.
Foreign currency derivatives designated as cash flow hedges – At the end of 2024, we implemented a hedging program to manage variability in cash flows associated with the amounts payable on raw material purchases denominated in foreign currencies. Gains and losses on foreign currency derivative contracts that qualify as cash flow hedges are recorded in AOCL, to the extent the hedges are effective, and are reclassified into cost of sales on our unaudited condensed consolidated statements of operations when the underlying transactions affect net earnings. This cash flow hedging program continued during 2025 and concluded with no outstanding cash flow hedge derivative contracts as of March 28, 2026 and December 31, 2025, respectively.
No portion of these derivative contracts were deemed ineffective during the three months ended March 29, 2025. In other comprehensive (loss) income, we recorded a pre-tax mark-to-market loss of $1.6 million during the three months ended March 29, 2025.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, we may enter into non-designated derivative contracts to manage the cost of anticipated purchases. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income) on our unaudited condensed consolidated statements of operations. We had no open commodity forward swap contracts as of March 28, 2026.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we may enter into commodity forward swap contracts that are designated as cash flow hedges. Accordingly, the related gains or losses are reported in AOCL and reclassified into cost of sales, in the periods in which the hedged transactions affect earnings. We had no open commodity forward contracts as of March 28, 2026. We recorded pre-tax mark-to-market gains of $0.2 million for the three months ended March 29, 2025.
As of March 28, 2026, no unrealized gains or losses are expected to be reclassified to earnings over the next 12 months.

Interest rate derivatives – We are exposed to interest rate risk in connection with our variable rate long-term debt. In February 2024, we entered into interest rate collar agreements with a cap rate of 4.50% paid against one-month USD-SOFR CME Term floored at 3.982% and 3.895% with outstanding notional amounts aggregating to $100.0 million corresponding to that amount of the debt outstanding under our Term Loan Facility. The interest rate collar agreements were designated as cash flow hedges of a portion of the interest obligations on our Term Loan Facility borrowings and matured in February 2026.
No portion of these interest rate contracts were deemed ineffective during the three months ended March 28, 2026 and March 29, 2025. In other comprehensive (loss) income, we recorded a nominal pre-tax mark-to-market loss during the three months ended March 28, 2026. We recorded a pre-tax mark-to-market loss of $0.2 million during the three months ended March 29, 2025.
As of March 28, 2026, no unrealized gains or losses are expected to be reclassified to earnings over the next twelve months.
The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	March 28, 2026	December 31, 2025
Foreign currency forward contracts	Other current assets	$442	$539

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	March 28, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	—	41
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$783	$583
The effect of derivative instruments in the unaudited condensed consolidated statements of operations is as follows:

	Location of (Loss) Gain Recognized in Condensed Consolidated Statements of Operations	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Three Months Ended
(amounts in thousands)		March 28, 2026	March 29, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Cost of sales	$(106)	$47
Commodity contracts	Cost of sales	—	35
Interest rate contracts	Interest expense, net	(39)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense (income)	(1,120)	(752)
Commodity contracts	Other expense (income)	—	361
Total		$(1,265)	$(309)
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	March 28, 2026
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(1)
Assets:
Cash equivalents	$18,268	$18,268	$18,268	$—	$—	$—
Derivative assets, recorded in other current assets	442	442	—	442	—	—
Deferred compensation plan assets, recorded in other assets	5,163	5,163	—	5,163	—	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,215,186	$843,673	$—	$843,673	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	783	783	—	783	—	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,170	5,170	—	5,170	—	—

	December 31, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Assets measured at NAV(1)
Assets:
Cash equivalents	$65,386	$65,386	$65,386	$—	$—	$—
Derivative assets, recorded in other current assets	539	539	—	539	—	—
Deferred compensation plan assets, recorded in other assets	5,773	5,773	—	5,773	—	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,179,983	$974,915	$—	$974,915	$—	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	624	624	—	624	—	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,778	5,778	—	5,778	—	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of March 28, 2026, foreign currency derivative contracts; (2) as of December 31, 2025, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 18 - Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of March 28, 2026 or December 31, 2025.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of March 28, 2026, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) considering changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025. On February 6, 2025, JELD-WEN filed a notice of appeal (the “Appeal”). The parties’ appellate briefing was completed on September 3, 2025, and oral argument was held on January 29, 2026.

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
On March 30, 2026, we entered into a confidential settlement agreement with Steves to resolve the Original Action, including the Appeal, and certain other claims. As a result of the settlement: (i) on April 2, 2026, Steves withdrew its pending Motion to Enforce the Amended Final Judgment, which was filed on December 29, 2025; (ii) on April 2, 2026, the parties and Woodgrain filed a joint stipulation of voluntary dismissal of the Appeal in the Fourth Circuit; and (iii) on April 10, 2026, the parties and Woodgrain filed a joint statement of position in the Eastern District of Virginia that there are no other matters pending before the court in this action and that the action may be administratively closed, with each party bearing its own costs related to this action. On April 2, 2026, the Fourth Circuit granted the parties’ motion to dismiss the Appeal and issued its mandate. On April 16, 2026, the Eastern District of Virginia closed the Original Action. As a result of the settlement, we recognized legal settlement expense of $8.5 million in the three months ended March 28, 2026, recorded in SG&A in the accompanying unaudited condensed consolidated statement of operations.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
Wood Moulding and Millworks Products (“WMMP”) Anti-dumping and Countervailing Duty (“AD/CVD”) Investigation – On June 9, 2025, the United States Department of Commerce issued its Preliminary Results in its administrative review of wood moulding and millwork products imported from China between January 1, 2023, and January 31, 2024. The Preliminary Results found that the Company could be responsible for additional AD/CVD duties for the applicable time period. The Company and other interested parties have filed additional case briefs with the Department of Commerce arguing that the Preliminary Results are inconsistent with any evidence of products being imported for less than normal value. The Company received final rulings in February 2026. As a result of these final rulings, the Company recognized expense of $2.1 million in the year ended December 31, 2025, which was recorded within other expense (income) in the consolidated statement of operations.
We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 8 - Accrued Expenses and Other Current Liabilities to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the plaintiffs were to prevail completely or substantially in the respective matters described above, such an outcome could have a material adverse effect on our operating results, consolidated financial position, or cash flows.

Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At March 28, 2026 and December 31, 2025, our accrued liability for self-insured risks was $73.9 million and $76.0 million, respectively.
Indemnifications – At March 28, 2026, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount, or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
From time to time and in limited geographic areas, we have entered into agreements for the sale of our products to certain customers that provide additional indemnifications for liabilities arising from construction or product defects. We cannot estimate the potential magnitude of such exposures, but to the extent specific liabilities have been identified related to product sales, liabilities have been provided in the warranty accrual in the accompanying unaudited condensed consolidated balance sheets.
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $75.0 million and $74.5 million at March 28, 2026 and December 31, 2025, respectively.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs, and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled $7.5 million and $7.6 million at March 28, 2026 and December 31, 2025, respectively. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled $13.4 million at March 28, 2026 and December 31, 2025.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling, and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million to $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of responsibility between the identified PLPs, both of which could vary materially from our estimates. In December 2025, as the scope and timing of the remedial work was further refined, we determined the total range of possible remediation cost outcomes remained between $17.4 million and $33.6 million, but that the most likely possible remediation cost outcome is approximately $21.0 million. The Company adjusted the provision within its financial statements to that amount and recognized a long-term receivable of $5.6 million within other assets in the accompanying unaudited condensed consolidated balance sheet related to loss recoveries. This provision may ultimately be offset in whole or in part by recoveries from PLPs or insurance proceeds.

Note 21. Supplemental Cash Flow Information

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Cash Operating Activities:
Operating leases	$15,829	$12,403
Interest payments on financing lease obligations	184	194
Cash paid for amounts included in the measurement of lease liabilities	$16,013	$12,597

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(174)	(273)
Change in securities for deferred compensation plan	$(174)	$(273)

Cash received on notes receivable	5	7
Change in notes receivable	$5	$7

Non-cash Investing Activities:
Property, equipment and intangibles purchased in accounts payable	$3,599	$7,417
Property, equipment and intangibles purchased with debt	3,081	2,653
Customer accounts receivable converted to notes receivable	289	3

Cash Financing Activities:
Borrowings on long-term debt	$74,004	$—
Payments of long-term debt	(41,692)	(5,254)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(810)
Change in long-term debt and payments of debt extinguishment costs	$32,312	$(6,064)

Cash paid for amounts included in the measurement of finance lease liabilities	$867	$284

Non-cash Financing Activities:
Debt issuance costs in accounts payable	$—	$245
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	23	623
Reclassification of share-based awards to liability in accrued liabilities	90	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$3,570	$8,805
Cash interest paid	16,599	17,209

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
This MD&A contains forward-looking statements that involve risks and uncertainties. Refer to “Forward-Looking Statements” section above for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Form 10-Q, and our audited financial statements and related notes and MD&A included in our Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under Item 1A - Risk Factors in our Form 10-K and Form 10-Q, and included elsewhere in this Form 10-Q.
This MD&A is a supplement to our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Our discussion of the results of operations is presented in millions throughout MD&A and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
•Company Overview. This section provides a general description of our Company and reportable segments.
•Results of Operations. This section provides our analysis and outlook for the significant line items on our unaudited condensed consolidated statements of operations, as well as highlights key events or changes since the reporting period that may affect our financial condition, results, or future outlook.
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
Reportable Segments
Our business is organized in geographic regions to ensure integration across operations serving common end markets and customers. We have two reportable segments: North America and Europe. Refer to Note 12 - Segment Information to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information about our segments.
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

Recent Developments
Tariff Refunds
Following recent legal and administrative developments invalidating certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has communicated an implementation process for potential tariff refunds. The Company may be entitled to a refund for tariffs previously paid. However, the timing and ultimate amount of any refund remains subject to legal proceedings, administrative action and other uncertainties, including evolving interpretations and the implementation of new processes. Furthermore, any potential refunds or recoveries may be offset by refunds due to customers for payments made in connection with these tariffs. Accordingly, no amounts related to tariff refunds have been recognized in the accompanying unaudited condensed consolidated financial statements. If received, refunds are expected to be made over multiple payments and could affect the Company’s results of operations and cash flows in future periods.
Comparison of the Three Months Ended March 28, 2026 to the Three Months Ended March 29, 2025

	Three Months Ended
	March 28, 2026		March 29, 2025
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$722,125	100.0%	$776,006	100.0%
Cost of sales	629,411	87.2%	663,923	85.6%
Gross margin	92,714	12.8%	112,083	14.4%
Selling, general and administrative	145,957	20.2%	144,767	18.7%
Goodwill impairment	—	—%	137,721	17.7%
Restructuring and asset-related charges, net	1,979	0.3%	14,546	1.9%
Operating loss	(55,222)	(7.6)%	(184,951)	(23.8)%
Interest expense, net	17,203	2.4%	14,918	1.9%
Loss on extinguishment and refinancing of debt	—	—%	237	—%
Other expense (income)	1,043	0.1%	(10,586)	(1.4)%
Loss before taxes	(73,468)	(10.2)%	(189,520)	(24.4)%
Income tax expense	3,376	0.5%	618	0.1%
Net loss	$(76,844)	(10.6)%	$(190,138)	(24.5)%
Consolidated Results
Net Revenues – Net revenues decreased $53.9 million, or 6.9%, to $722.1 million in the three months ended March 28, 2026, from $776.0 million in the three months ended March 29, 2025. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 10% and a decrease in net revenues from the court-ordered divestiture of Towanda of 1%. These were partially offset by a favorable foreign exchange impact of 4%. The decline in Core Revenues was driven by a 10% decrease in volume/mix.
Gross Margin – Gross margin decreased $19.4 million, or 17.3%, to $92.7 million in the three months ended March 28, 2026, from $112.1 million in the three months ended March 29, 2025. Gross margin as a percentage of net revenues was 12.8% in the three months ended March 28, 2026, compared to 14.4% in the three months ended March 29, 2025. The decrease in gross margin percentage was primarily due to negative price/cost and the decremental impact of volume/mix, partially offset by favorable productivity.
SG&A – SG&A increased $1.2 million, or 0.8%, to $146.0 million in the three months ended March 28, 2026, from $144.8 million in the three months ended March 29, 2025. SG&A as a percentage of net revenues was 20.2% in the three months ended March 28, 2026, compared to 18.7% in three months ended March 29, 2025. The increase in SG&A was primarily due to a legal settlement, as discussed in Note 20 - Commitments and Contingencies, partially offset by lower salaries and benefits driven by a reduction in headcount.
Goodwill Impairment – Goodwill impairment charges of $137.7 million in the three months ended March 29, 2025, related to goodwill impairment charges in our North America reporting unit. Refer to Note 6 – Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $12.6 million, or 86.4% to $2.0 million in the three months ended March 28, 2026, from $14.5 million in the three months ended March 29, 2025. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, increased $2.3 million, or 15.3% to $17.2 million in the three months ended March 28, 2026, from $14.9 million in the three months ended March 29, 2025. The increase was primarily due to lower interest income resulting from lower invested cash balances.
Loss on Extinguishment and Refinancing of Debt – Loss on extinguishment and refinancing of debt was $0.2 million in the three months ended March 29, 2025. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Other Expense (Income) – Other expense was $1.0 million in the three months ended March 28, 2026, compared to other income of $10.6 million in the three months ended March 29, 2025. Refer to Note 17 - Other Expense (Income) to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense – Income tax expense was $3.4 million for the three months ended March 28, 2026, compared to $0.6 million for the three months ended March 29, 2025. The effective tax rate for the three months ended March 28, 2026, was (4.6)%. The effective tax rate for the three months ended March 28, 2026, was driven primarily by foreign earnings being taxed at higher rates and discrete tax expense of $0.5 million due to changes in UTPs from ongoing audits. The effective tax rate for the three months ended March 29, 2025, was (0.3)%. The effective tax rate for the three months ended March 29, 2025, was driven primarily by discrete items consisting of a $14.2 million increase to valuation allowances on foreign and state NOL and credit carryforwards, $9.8 million of tax benefit attributable to goodwill impairment, and $8.5 million of tax expense attributable to the court-ordered divestiture of Towanda.
Segment Results and Non-GAAP Reconciliations
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding the allocation of resources in accordance with ASC 280-10 - Segment Reporting. We define Adjusted EBITDA as income (loss), net of tax, adjusted for the following items: income tax expense (benefit); depreciation and amortization; interest expense (income), net; and certain special items consisting of non-recurring net legal and professional expenses and settlements; goodwill impairment; restructuring and asset-related charges, net; M&A related costs, net; net gain on sale of business, property and equipment; loss on extinguishment and refinancing of debt; share-based compensation expense; and other special items. We use Adjusted EBITDA because we believe this measure assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. This non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs.
Reconciliations of loss, net of tax to Adjusted EBITDA by segment are as follows:

	Three Months Ended March 28, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss, net of tax	$(34,986)	$(10,086)	$(31,772)	$(76,844)
Income tax expense (benefit)	13,542	2,845	(13,011)	3,376
Depreciation and amortization	18,829	8,384	2,157	29,370
Interest (income) expense, net	(496)	760	16,939	17,203
Special items:(1)
Net legal and professional expenses and settlements	165	1,986	10,616	12,767
Restructuring and asset-related charges, net	792	1,154	33	1,979
M&A related costs, net	—	—	7,599	7,599
Share-based compensation expense	641	518	2,523	3,682
Other special items(2)	5,132	1,515	362	7,009
Adjusted EBITDA	$3,619	$7,076	$(4,554)	$6,141
(1)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.
(2)North America other special items include an impairment charge of $3.1 million as a result of reviews performed in connection with our North America equipment capacity optimization.

	Three Months Ended March 29, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss, net of tax	$(161,242)	$(3,453)	$(25,443)	$(190,138)
Income tax expense (benefit)	9,350	1,907	(10,639)	618
Depreciation and amortization	17,325	7,565	2,405	27,295
Interest (income) expense, net	(641)	34	15,525	14,918
Special items:(1)
Net legal and professional expenses and settlements	711	1,015	10,156	11,882
Goodwill impairment	137,721	—	—	137,721
Restructuring and asset-related charges, net	10,663	3,147	736	14,546
M&A related costs, net	—	—	(613)	(613)
Net gain on sale of business, property, and equipment	(653)	—	—	(653)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	531	442	2,255	3,228
Other special items	1,759	—	1,069	2,828
Adjusted EBITDA	$15,524	$10,657	$(4,312)	$21,869
(1)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.

Reconciliations of loss, net of tax to Adjusted EBITDA on a consolidated basis are as follows:

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Loss, net of tax	$(76,844)	$(190,138)
Income tax expense	3,376	618
Depreciation and amortization	29,370	27,295
Interest expense, net	17,203	14,918
Special items:
Net legal and professional expenses and settlements(1)	12,767	11,882
Goodwill impairment(2)	—	137,721
Restructuring and asset-related charges, net(3)(4)	1,979	14,546
M&A related costs, net(5)	7,599	(613)
Net gain on sale of business, property, and equipment(6)	—	(653)
Loss on extinguishment and refinancing of debt(7)	—	237
Share-based compensation expense(8)	3,682	3,228
Other special items(9)	7,009	2,828
Adjusted EBITDA	$6,141	$21,869
(1)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $2.6 million, and $11.2 million in the three months ended March 28, 2026 and March 29, 2025, respectively. These expenses primarily relate to project-based consulting fees that directly support the transformation journey that are not expected to recur in the foreseeable future. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. For the three months ended March 29, 2025, these expenses also include $2.1 million related to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025. Additionally, net legal and professional expenses and settlements include $9.4 million and $0.6 million in the three months ended March 28, 2026 and March 29, 2025, respectively, relating to litigation of historic legal matters.
(2)Goodwill impairment consists of prior year goodwill impairment charges associated with our North America reporting unit. Refer to Note 6 - Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(3)Restructuring and asset-related charges, net represents severance, accelerated depreciation and amortization, equipment relocation and other expenses directly incurred as a result of restructuring events. The restructuring charges primarily relate to charges incurred to change the operating structure, eliminate certain roles, and close certain manufacturing facilities in our North America and Europe segments. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(4)Product and inventory-related charges related to announced facility closures were detrimental to Adjusted EBITDA. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(5)M&A related costs, net consist of legal and professional expenses related to strategic initiatives and the court-ordered divestiture of Towanda.
(6)Net gain on sale of business, property, and equipment in the three months ended March 29, 2025, relates to the court-ordered divestiture of Towanda.
(7)Loss on extinguishment and refinancing of debt consists of $0.2 million in the three months ended March 29, 2025, associated with an amendment of our ABL Facility. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(8)Share-based compensation expense represents equity-based compensation expense related to the issuance of share-based awards. Refer to Note 15 - Share-Based Compensation to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(9)Other special items not core to ongoing business activity include in the three months ended March 28, 2026, an impairment charge of $3.1 million in our North America reporting unit as a result of reviews performed in connection with our North America equipment capacity optimization. Refer to Note 5 - Property and Equipment, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

Comparison of the Three Months Ended March 28, 2026 to the Three Months Ended March 29, 2025

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025	Variance
Net revenues from external customers
North America	$452,713	$530,561	(14.7)%
Europe	269,412	245,445	9.8%
Total Consolidated	$722,125	$776,006	(6.9)%
Percentage of total consolidated net revenues
North America	62.7%	68.4%
Europe	37.3%	31.6%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$3,619	$15,524	(76.7)%
Europe	7,076	10,657	(33.6)%
Corporate and unallocated costs	(4,554)	(4,312)	5.6%
Total Consolidated	$6,141	$21,869	(71.9)%
Adjusted EBITDA as a percentage of segment net revenues
North America	0.8%	2.9%
Europe	2.6%	4.3%
Total Consolidated	0.9%	2.8%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $77.8 million, or 14.7%, to $452.7 million in the three months ended March 28, 2026, from $530.6 million in the three months ended March 29, 2025. The decrease was primarily due to a decrease in Core Revenues of 14% and a decrease in net revenues from the court-ordered divestiture of Towanda of 1%. The decrease in Core Revenues was driven by a 13% decline in volume/mix and by a 1% decline in pricing due to weaker market demand.
Adjusted EBITDA in North America decreased $11.9 million, or 76.7%, to $3.6 million in the three months ended March 28, 2026, from $15.5 million in the three months ended March 29, 2025. The decrease was primarily due to negative price/cost and unfavorable volume/mix, partially offset by higher productivity and lower SG&A. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, lower advertising and promotion expenses and reduction in R&D expenses.
Europe
Net revenues in Europe increased $24.0 million, or 9.8%, to $269.4 million in the three months ended March 28, 2026, from $245.4 million in the three months ended March 29, 2025. The increase was primarily due to a favorable foreign exchange impact of 12%, partially offset by a decrease in Core Revenues of 2%. The decrease in Core Revenues was primarily driven by unfavorable volume/mix of 4%, partially offset by a 2% benefit from price realization.
Adjusted EBITDA in Europe decreased $3.6 million, or 33.6%, to $7.1 million in the three months ended March 28, 2026, from $10.7 million in the three months ended March 29, 2025. The decrease was primarily due to unfavorable volume/mix, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs increased by $0.2 million, or 5.6%, to $4.6 million in the three months ended March 28, 2026, from $4.3 million in the three months ended March 29, 2025. The increase in costs was primarily due to a decrease in cash received on a real estate investment, partially offset by lower insurance expense due to favorable claims experience and lower salaries and benefits driven by a reduction in headcount.

Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our revolving credit facilities, and the issuance of non-revolving debt such as our Term Loan Facility and our Senior Notes. We place strong emphasis on cash flow generation, which includes an operating discipline focused on working capital management. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials that have long delivery lead times, as we work through prior shipments and take delivery of new orders.
As of March 28, 2026, we had total liquidity (a non-GAAP measure) of $309.9 million, consisting of $50.4 million in unrestricted cash and $259.5 million available for borrowing under the ABL Facility, compared to total liquidity of $484.7 million as of December 31, 2025. The decrease in total liquidity was primarily due to a lower cash balance, net borrowings of $40.0 million, and a seasonally lower ABL borrowing base availability at March 28, 2026, when compared to December 31, 2025.
As of March 28, 2026, our cash balances, including $2.0 million of restricted cash, consisted of $13.7 million in cash located in the U.S. and $38.7 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
Our total indebtedness as of March 28, 2026, was $1.22 billion of which $19.5 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million of Senior Notes due in December 2027 for which it is unlikely that our cash flows from operations will be sufficient to fully repay. To service our indebtedness, we may be required to undertake various actions including, but not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.2 million in the quarter ended March 28, 2026. A 100-basis point increase in interest rates would have increased our interest expense by $2.2 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.
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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs. As of March 28, 2026, we had $40.0 million outstanding net borrowings under the ABL Facility.
If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement.
As of March 28, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Cash (used in) provided by:
Operating activities	$(91,215)	$(83,494)
Investing activities	(26,163)	70,047
Financing activities	32,106	(6,602)
Effect of changes in exchange rates on cash and cash equivalents	(629)	2,174
Net change in cash and cash equivalents	$(85,901)	$(17,875)
Cash Flows from Operations
Net cash used in operating activities was $91.2 million in the three months ended March 28, 2026, compared to $83.5 million in the three months ended March 29, 2025, an increase of $7.7 million. The change in cash flows from operating activities was primarily due to the increase in earnings of $113.3 million, inclusive of $137.7 million in non-cash goodwill impairment charges related to our North America reporting unit in the prior year and a $12.8 million increase in net cash used in our working capital accounts. The impact of accounts receivable, net, was unfavorable by $13.0 million for the three months ended March 28, 2026, compared to the same period in 2025, primarily driven by higher sales at the end of the current quarter. Accounts payable had a favorable impact of $26.2 million, mainly due to higher inventory purchases. Inventories had an unfavorable impact of $26.0 million, primarily reflecting increased material purchases.
Cash Flows from Investing Activities
Net cash used in investing activities was $26.2 million in the three months ended March 28, 2026, compared to cash provided by investing activities of $70.0 million in the three months ended March 29, 2025. The change in cash flows from investing activities was primarily driven by $112.1 million proceeds related to the court-ordered divestiture of Towanda during the three months ended March 29, 2025, and a decrease in capital expenditures of $15.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $32.1 million in the three months ended March 28, 2026, compared to cash used in financing activities of $6.6 million in the three months ended March 29, 2025. The change in cash flows from financing activities was primarily due to net borrowings under our Revolving Credit Facility of $40.0 million in the three months ended March 28, 2026.

Critical Accounting Policies and Estimates
Our MD&A is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which may differ from these estimates.
Our significant accounting policies are described in Note 1 - Description of Company and Summary of Significant Accounting Policies to the consolidated financial statements presented in our Form 10-K. Our critical accounting policies and estimates are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. Our significant and critical accounting policies have not changed significantly from those disclosed in our 2025 Form 10-K.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Refer to Note 20 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Form 10-Q for information relating to this item.
Item 1A - Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2025.
Item 5 - Other Information
During the three months ended March 28, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
10.1+	JELD-WEN Holding, Inc. 2026 Management Incentive Plan	10-K	001-38000	10.31	February 23, 2026
10.2+	JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	8-K	001-38000	10.1	April 24, 2026
10.3*+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.
10.4*+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.
10.5*+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.
10.6*+	Form of Stock Option Appreciation Right Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
+	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: May 5, 2026