Form 10-Q
period 2026-06-27
JELD-WEN Holding, Inc.
filed 2026-08-04
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 86,763,382 shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 2026.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Defined Term	Definition
Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2026
ABL Facility	Our $500 million asset-based loan revolving credit facility, dated as of October 15, 2014, and as amended from time to time, with JWI (as hereinafter defined) and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
AD/CVD	Anti-dumping and Countervailing Duties
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

AI	Artificial intelligence
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CBP	U.S. Customs and Border Protection
CDOR	Canadian Dollar Offered Rate
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
CODM	Chief Operating Decision Maker, who is our CEO
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
CORRA	Canadian Overnight Repo Rate Average
Credit Facilities	Collectively, our ABL Facility, our Term Loan Facility, and other acquired term loans and revolving credit facilities
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
ERC	Employee Retention Credit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
IEEPA	International Emergency Economic Powers Act
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	The Company’s former Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
M&A	Mergers and Acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Omnibus Equity Plans	JELD-WEN Holding, Inc. 2017 Omnibus Equity Plan, as amended and restated effective April 24, 2025, and JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan
PLP	Potential Liability Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation

PSU	Performance Stock Unit
R&D	Research and Development
R&R	Repair and Remodel
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.875% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
SG&A	Selling, General and Administrative Expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s former Towanda, PA business and related assets
U.S.	United States of America
USD	U.S. Dollar
UTP	Uncertain Tax Position
WADOE	Washington State Department of Ecology
WMMP	Wood Moulding and Millworks Products
Working Capital	Accounts Receivable plus Inventory less Accounts Payable

CERTAIN TRADEMARKS, TRADE NAMES, AND SERVICE MARKS
This report includes trademarks, trade names, and service marks owned by us. Our U.S. window and door trademarks include JELD-WEN®, AuraLast®, CURATOR™, LaCANTINA®, MMI Door®, Karona®, ImpactGard®, JW®, True BLU®, ABS™, Siteline®, National Door®, Low-Friction Glider®, Hydrolock®, VPI™, FINISHIELD®, MILLENNIUM®, TRUFIT®, EPICVUE®, and EVELIN®. Our trademarks are either registered or claimed as common law trademarks by us. The trademarks we use outside the U.S. include the Swedoor®, Dooria®, DANA®, Mattiovi™, Zargag®, Alupan®, Domoferm®, Kellpax®, and HSE™ marks in Europe. ENERGY STAR® is a registered trademark of the U.S. Environmental Protection Agency. This report contains additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this report appear without the ®, ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the headings Item 1A - Risk Factors in our Form 10-K and Item 1A - Risk Factors and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed, or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
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
•changes to tariff, trade, including imports and exports, customs, or investment policies or laws;
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
•availability and cost of credit;
•our ability to generate sufficient cash to service our indebtedness and other obligations without other strategic transactions;
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

Item 1 - Unaudited Condensed Consolidated Financial Statements
JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands, except share and per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net revenues	$817,835	$823,729	$1,539,960	$1,599,735
Cost of sales	680,543	680,331	1,309,954	1,344,254
Gross margin	$137,292	$143,398	$230,006	$255,481
Selling, general and administrative	138,310	148,480	284,267	293,247
Goodwill impairment (Note 6)	—	—	—	137,721
Restructuring and asset-related charges, net (Note 16)	4,077	8,842	6,056	23,388
Operating loss	$(5,095)	$(13,924)	$(60,317)	$(198,875)
Interest expense, net	18,366	16,487	35,569	31,405
Loss on extinguishment and refinancing of debt (Note 10)	—	—	—	237
Other expense (income), net (Note 17)	3,446	(4,599)	4,489	(15,185)
Loss from continuing operations before taxes	$(26,907)	$(25,812)	$(100,375)	$(215,332)
Income tax expense (benefit) (Note 11)	4,633	(3,511)	8,009	(2,893)
Loss from continuing operations, net of tax	$(31,540)	$(22,301)	$(108,384)	$(212,439)
Gain on sale of discontinued operations, net of tax	—	776	—	776
Net loss	$(31,540)	$(21,525)	$(108,384)	$(211,663)

Weighted average common shares outstanding (Note 14)
Basic	86,384,988	85,298,517	86,100,779	85,111,100
Diluted	86,384,988	85,298,517	86,100,779	85,111,100
Net loss per share from continuing operations
Basic	$(0.37)	$(0.26)	$(1.26)	$(2.50)
Diluted	$(0.37)	$(0.26)	$(1.26)	$(2.50)
Net income per share from discontinued operations
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Net loss per share
Basic	$(0.37)	$(0.25)	$(1.26)	$(2.49)
Diluted	$(0.37)	$(0.25)	$(1.26)	$(2.49)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net loss	$(31,540)	$(21,525)	$(108,384)	$(211,663)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,537)	41,843	(13,226)	62,656
Foreign currency hedge adjustments, net of tax expense (benefit) of $0, $205, $23, and $(392), respectively.	—	497	84	(803)
Interest rate hedge adjustments, net of tax expense of $0, $21, $0, and $9, respectively.	—	60	41	25
Commodity hedge adjustments, net of tax (benefit) expense of $0, $(17), $0, and $34, respectively.	—	(50)	—	99
Defined benefit pension plans, net of tax (benefit) expense of $(2), $(90), $2, and $(99), respectively.	(222)	(185)	(212)	(204)
Total other comprehensive (loss) income, net of tax	(6,759)	42,165	(13,313)	61,773
Comprehensive (loss) income	$(38,299)	$20,640	$(121,697)	$(149,890)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands, except share and per share data)	June 27, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$57,218	$136,103
Restricted cash	1,622	2,145
Accounts receivable, net (Note 3)	439,488	361,192
Inventories (Note 4)	440,884	444,102
Other current assets	72,373	73,202
Total current assets	1,011,585	1,016,744
Property and equipment, net (Note 5)	715,430	728,445
Deferred tax assets	15,071	16,289
Intangible assets, net (Note 7)	85,009	96,330
Operating lease assets, net	174,532	179,378
Other assets	66,726	65,628
Total assets	$2,068,353	$2,102,814
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable	$248,006	$237,280
Accrued payroll and benefits	103,098	93,827
Accrued expenses and other current liabilities (Note 8)	214,212	223,147
Current maturities of long-term debt (Note 10)	18,704	23,690
Total current liabilities	584,020	577,944
Long-term debt (Note 10)	1,225,730	1,149,614
Unfunded pension liability	22,412	24,357
Operating lease liability	151,284	158,565
Deferred credits and other liabilities	92,874	85,424
Deferred tax liabilities	15,902	14,694
Total liabilities	2,092,222	2,010,598
Commitments and contingencies (Note 20)
Shareholders’ (deficit) equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 86,610,380 and 85,489,683 shares issued and outstanding, respectively	865	854
Additional paid-in capital	788,916	783,315
Accumulated deficit	(749,946)	(641,562)
Accumulated other comprehensive loss	(63,704)	(50,391)
Total shareholders’ (deficit) equity	(23,869)	92,216
Total liabilities and shareholders’ (deficit) equity	$2,068,353	$2,102,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended
	June 27, 2026		June 28, 2025
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	86,120,743	$860	85,217,425	$851
Shares issued for exercise/vesting of share-based compensation awards	495,778	5	152,290	2
Shares surrendered for tax obligations for employee share-based transactions	(6,141)	—	(31,380)	—
Balance at period end	86,610,380	$865	85,338,335	$853
Additional paid-in capital
Balance at beginning of period		$787,345		$772,339
Shares issued for exercise/vesting of share-based compensation awards		(2)		—
Shares surrendered for tax obligations for employee share-based transactions		(13)		(92)
Amortization of share-based compensation		2,259		4,433
Balance at period end		$789,589		$776,680
Employee stock notes
Balance at beginning of period		$(673)		$(673)
Balance at period end		(673)		(673)
Balance at period end		$788,916		$776,007
Accumulated deficit
Balance at beginning of period		$(718,406)		$(210,491)
Net loss		(31,540)		(21,525)
Balance at period end		$(749,946)		$(232,016)
Accumulated other comprehensive loss
Balance at beginning of period		$(56,945)		$(109,887)
Foreign currency adjustments		(6,537)		41,843
Unrealized loss on interest rate hedges, net of tax		—		60
Net actuarial pension (loss) gain, net of tax		(222)		(185)
Balance at period end		$(63,704)		$(67,722)

Total shareholders’ (deficit) equity at period end		$(23,869)		$477,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Six Months Ended
	June 27, 2026		June 28, 2025
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,489,683	$854	84,653,408	$846
Shares issued for exercise/vesting of share-based compensation awards	1,210,663	12	771,364	8
Shares surrendered for tax obligations for employee share-based transactions	(89,966)	(1)	(86,437)	(1)
Balance at period end	86,610,380	$865	85,338,335	$853
Additional paid-in capital
Balance at beginning of period		$783,988		$769,737
Shares issued for exercise/vesting of share-based compensation awards		(7)		(4)
Shares surrendered for tax obligations for employee share-based transactions		(243)		(714)
Reclassification of share-based awards to liability		(90)		—
Amortization of share-based compensation		5,941		7,661
Balance at period end		$789,589		$776,680
Employee stock notes
Balance at beginning of period		$(673)		$(673)
Balance at period end		(673)		(673)
Balance at period end		$788,916		$776,007
Accumulated deficit
Balance at beginning of period		$(641,562)		$(20,353)
Net loss		(108,384)		(211,663)
Balance at period end		$(749,946)		$(232,016)
Accumulated other comprehensive loss
Balance at beginning of period		$(50,391)		$(129,495)
Foreign currency adjustments		(13,226)		62,656
Unrealized gain (loss) on foreign currency hedges, net of tax		84		(803)
Unrealized gain (loss) on interest rate hedges, net of tax		41		25
Unrealized gain on commodity hedges, net of tax		—		99
Net actuarial pension loss, net of tax		(212)		(204)
Balance at period end		$(63,704)		$(67,722)

Total shareholders’ (deficit) equity at period end		$(23,869)		$477,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES
Net loss	$(108,384)	$(211,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,339	54,725
Deferred income taxes	1,306	(11,728)
Net loss (gain) on sale of business, property, and equipment	325	(2,473)
Goodwill impairment	—	137,721
Adjustment to carrying value of assets	8,688	3,610
Amortization of deferred financing costs	1,152	1,124
Loss on extinguishment and refinancing of debt	—	237
Gain on sale of discontinued operations, net of tax	—	(1,040)
Share-based compensation expense	7,430	7,661
Other items, net	8,733	1,419
Net change in operating assets and liabilities:
Accounts receivable	(85,534)	(40,640)
Inventories	(1,694)	10,350
Other assets	(5,312)	3,350
Accounts payable	13,765	16,116
Accrued expenses	923	(13,615)
Change in short-term and long-term tax liabilities	53	(4,085)
Net cash used in operating activities	$(100,210)	$(48,931)
INVESTING ACTIVITIES
Purchases of property and equipment	(40,890)	(66,023)
Proceeds from sale of property and equipment	84	2,564
Purchases of intangible assets	(3,713)	(10,116)
Proceeds related to the court-ordered divestiture of Towanda	—	110,661
Cash received for notes receivable	124	7
Cash received from insurance proceeds	37	255
Purchases of securities for deferred compensation plan	(313)	(511)
Net cash (used in) provided by investing activities	$(44,671)	$36,837
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	66,996	(11,547)
Common stock issued for exercise of options	5	4
Payments to tax authorities for employee share-based compensation	(214)	(480)
Payments related to the sale of JW Australia	—	(812)
Net cash provided by (used in) financing activities	$66,787	$(12,835)
Effect of foreign currency exchange rates on cash	(1,314)	8,731
Net decrease in cash, cash equivalents, and restricted cash	$(79,408)	$(16,198)
Cash, cash equivalents, and restricted cash, beginning	138,248	151,047
Cash, cash equivalents, and restricted cash, ending	$58,840	$134,849
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of June 27, 2026, and for the three and six months ended June 27, 2026 and June 28, 2025, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 27, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying consolidated balance sheet as of December 31, 2025, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
All U.S. dollar and other currency amounts, except share and per share amounts, are presented in thousands unless otherwise noted.
Fiscal Year – We operate on a fiscal calendar year, and each interim quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may include more or fewer days than a traditional 91-day fiscal quarter.
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
CARES Act – In March 2020, the United States government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided tax relief, along with other stimulus measures, including a provision for an ERC designed to encourage businesses to retain employees during the COVID-19 pandemic. We recorded a net receivable for an ERC from the U.S. government of $6.1 million in other expense (income), net in the fourth quarter of 2023. This balance was included in other current assets in the consolidated balance sheet as of December 31, 2024.
In the second quarter of 2025, the Company received a $6.8 million cash payment from the U.S. government for the reimbursement of the ERC, $0.8 million of which was interest income. The interest income was recognized in interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2025.

Warranty Accrual – In the fourth quarter of 2025, we corrected our warranty accrual calculation resulting in an additional $6.7 million of expense that should have been recognized in our prior interim periods in 2025. We have evaluated the impact on prior interim periods and concluded that the amounts were not material. Refer to Note 9 - Warranty Liability to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Tariff Refunds - The Company accounts for tariff refunds as gain contingencies and recognizes such refunds when realized or realizable. Following recent legal and administrative developments regarding certain tariffs imposed under the IEEPA, CBP communicated an implementation process for potential tariff refunds. During the three and six months ended June 27, 2026, the Company recognized tariff refunds as a reduction of cost of sales and related interest income within interest expense, net in the accompanying unaudited condensed consolidated statements of operations.
The Company may be entitled to additional tariff refunds; however, the timing and ultimate amount of any additional recoveries remain subject to legal proceedings, administrative action, and other uncertainties, including evolving interpretations and implementation of applicable refund processes. Furthermore, any potential refunds or recoveries may be subject to potential obligations or amounts due to customers, vendors, or other parties for payments made in connection with these tariffs. Accordingly, other than amounts recognized during the three and six months ended June 27, 2026, no additional amounts related to tariff refunds were recognized in the accompanying unaudited condensed consolidated financial statements. If received, additional refunds are expected to be made over multiple payments and could affect the Company’s results of operations and cash flows in future periods. Refer to Note 22 - Subsequent Event to our unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding tariff refunds received subsequent to June 27, 2026.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of internal-use software costs under ASC 350-40. The guidance is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and can be applied prospectively, retrospectively, or with a modified transition approach. We are currently evaluating the impact of this guidance on the Company’s financial statements and related disclosures.
We have considered the applicability and impact of all ASUs. We have assessed the ASUs not listed above and determined that they were either not applicable or were not expected to have a material impact on our unaudited condensed consolidated financial statements.
Note 2. Divestiture
Court-Ordered Divestiture of Towanda
On January 17, 2025, pursuant to an order issued by the United States District Court for the Eastern District of Virginia, Richmond Division, JWI completed the sale of its Towanda, PA operations to WG Towanda LLC, a wholly owned subsidiary of Woodgrain Inc., for $115.0 million, subject to certain adjustments and closing conditions. Towanda was previously included within the North America segment.
Because the Company continued manufacturing door skins for its internal needs, the court-ordered divestiture did not represent a strategic shift and, therefore, did not qualify as a discontinued operation.
During the first quarter of 2025, we recorded a $0.7 million pre-tax gain on the sale of Towanda within SG&A in the unaudited condensed consolidated statement of operations, driven by a post-close net working capital adjustment. Towanda had a net carrying value of $110.8 million, consisting primarily of property and equipment, net of $65.4 million, inventories of $16.7 million, trade receivables of $8.8 million, operating lease assets, net of $2.2 million, intangible assets, net of $1.5 million, and goodwill of $33.6 million, partially offset by accounts payable of $9.2 million and other liabilities that were individually immaterial. The goodwill was not deductible for tax purposes. We recorded $8.5 million in tax expense related to the sale within income tax expense during the first quarter of 2025, of which $7.8 million was offset by a change in our tax valuation allowance in the third quarter of 2025.

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
At June 27, 2026 and December 31, 2025, we had an allowance for credit losses of $10.4 million and $11.1 million, respectively.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	June 27, 2026	December 31, 2025
Raw materials	$350,215	$365,418
Work in process	26,032	21,988
Finished goods	90,391	85,642
Inventory valuation reserves	(25,754)	(28,946)
Total inventories	$440,884	$444,102
Note 5. Property and Equipment, Net

(amounts in thousands)	June 27, 2026	December 31, 2025
Property and equipment	$2,101,166	$2,102,835
Accumulated depreciation	(1,385,736)	(1,374,390)
Total property and equipment, net	$715,430	$728,445
We recorded a nominal amount of accelerated depreciation of our plant and equipment during the three and six months ended June 27, 2026, and $0.8 million and $0.9 million during the three and six months ended June 28, 2025, respectively, within restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations. Refer to Note 16 - Restructuring and Asset-Related Charges to our consolidated financial statements included in this Form 10-Q for more information.
During the six months ended June 27, 2026, we recorded an impairment charge of $3.1 million within SG&A and accelerated depreciation of $1.2 million within cost of sales in the accompanying unaudited condensed consolidated statement of operations, each related to property and equipment identified in the first quarter of 2026 through our North America equipment capacity optimization review.
The effect on our carrying value of property and equipment, net due to currency translations for foreign property and equipment, net, was a decrease of $7.8 million as of June 27, 2026, compared to December 31, 2025.
Depreciation expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of sales	$21,297	$19,511	$42,883	$38,683
Selling, general, and administrative	1,046	1,157	2,312	2,335
Total depreciation expense	$22,343	$20,668	$45,195	$41,018
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
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	June 27, 2026
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$125,469	$(107,724)	$17,745
Software	90,158	(45,790)	44,368
Trademarks and trade names	32,471	(15,159)	17,312
Patents, licenses, and rights	12,566	(6,982)	5,584
Total amortizable intangibles	$260,664	$(175,655)	$85,009

	December 31, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,659	$(106,339)	$21,320
Software	89,225	(40,708)	48,517
Trademarks and trade names	32,804	(14,510)	18,294
Patents, licenses, and rights	14,931	(6,732)	8,199
Total amortizable intangibles	$264,619	$(168,289)	$96,330
During the three and six months ended June 27, 2026, we recorded impairment charges of $4.5 million within SG&A in the accompanying unaudited condensed consolidated statement of operations related to intangible assets for which no future use was identified. These charges consisted of $2.7 million related to windows manufacturing technology and $1.8 million related to logistics technology.
Amortization expense was recorded as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Amortization expense	$5,029	$5,584	$10,080	$11,077

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	June 27, 2026	December 31, 2025
Accrued sales and advertising rebates	$64,368	$72,840
Current portion of operating lease liability	38,397	33,761
Non-income-related taxes	23,762	18,786
Current portion of warranty liability (Note 9)	20,581	21,321
Accrued freight	19,145	14,779
Current portion of accrued claim costs relating to self-insurance programs	13,874	15,166
Accrued expenses	12,044	17,958
Accrued interest payable	10,905	9,224
Deferred revenue and customer deposits	4,514	4,946
Current portion of restructuring accrual (Note 16)	3,621	9,003
Legal claims provision (Note 20)	1,602	3,156
Accrued income taxes payable	761	1,583
Current portion of derivative liability (Note 18)	638	624
Total accrued expenses and other current liabilities	$214,212	$223,147
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	June 27, 2026	June 28, 2025
Balance as of January 1,	$40,676	$47,289
Current period charges	11,643	5,824
Payments	(13,515)	(12,900)
Currency translation	(308)	988
Balance at period end	38,496	41,201
Current portion	(20,581)	(23,135)
Long-term portion	$17,915	$18,066
The most significant component of our warranty liability was in the North America segment. As of June 27, 2026, the warranty liability in the North America segment totaled $34.6 million, after discounting future estimated cash flows at rates between 3.90% and 4.39%. Without discounting, the liability would have increased by approximately $2.8 million.

Note 10. Long-Term Debt
Our long-term debt, net of unamortized debt issuance costs and original issue discounts, consisted of the following:

(amounts in thousands)	June 27, 2026 Interest Rates	June 27, 2026	December 31, 2025	Maturity Date
Revolving Credit Facility	5.00%(1)	$80,000	$—	3/26/2028
Senior Notes due December 2027	4.88%	400,000	400,000	12/15/2027
Term Loan Facility due July 2028	5.73%(1)	374,184	375,525	7/28/2028
Senior Notes due September 2032	7.00%	350,000	350,000	8/15/2032
Finance leases and other financing arrangements	1.00% - 8.28%(1)	46,000	54,458
Total debt		$1,250,184	$1,179,983
Unamortized debt issuance costs and original issue discounts		(5,750)	(6,679)
Current maturities of long-term debt		(18,704)	(23,690)
Long-term debt		$1,225,730	$1,149,614
(1)Represents the interest rate or range of interest rates as of June 27, 2026. Term Loan Facility due July 2028, Revolving Credit Facility, and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant debt arrangements as of June 27, 2026, are as follows:
Our total indebtedness as of June 27, 2026, was $1.25 billion, of which $18.7 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million in Senior Notes due in December 2027 for which it is unlikely that our cash flows from operations will be sufficient to fully repay. To service our indebtedness and address our upcoming maturities, we have engaged advisors and are currently evaluating certain strategies, which may include, but are not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or evaluating other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt. If the Company is not successful in executing such strategies, this could have a material adverse impact on our access to liquidity, results of operations, and financial condition.
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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of June 27, 2026, the outstanding principal balance, net of original issue discount, was $374.0 million.
Revolving Credit Facility
ABL Facility – Initially executed in 2014, extensions of credit under our ABL Facility are limited by a borrowing base calculated based on specified percentages of the value of eligible accounts receivable and inventory, subject to certain reserves and other adjustments. We pay a fee of 0.25% on the unused portion of the commitments. If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement. The ABL Facility has various non-financial covenants, including restrictions on liens, indebtedness, dividends, customary representations and warranties, and customary events of default and remedies.
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
As of June 27, 2026, we had $80.0 million outstanding net borrowings under the ABL Facility, $22.0 million in letters of credit, and $251.5 million available under the ABL Facility.
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of June 27, 2026, we had $46.0 million outstanding in this category, with maturities ranging from 2026 to 2032.
As of June 27, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was (17.2)% and (8.0)% for the three and six months ended June 27, 2026, and 13.6% and 1.3% for the three and six months ended June 28, 2025, respectively.
The Company recorded income tax expense of $4.6 million and $8.0 million from continuing operations in the three and six months ended June 27, 2026, respectively, and income tax benefit of $3.5 million and $2.9 million from continuing operations in the three and six months ended June 28, 2025, respectively. We applied our estimated annual effective tax rate to year-to-date income or loss for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
Under ASC 740-10, we recognize UTPs and related interest expense by adjusting unrecognized tax benefits and accrued interest, as applicable. We recognize potential interest and penalties related to UTPs in income tax expense. As of June 27, 2026 and December 31, 2025, we had a liability for unrecognized tax benefits without regard to accrued interest of $45.4 million and $47.5 million, respectively.
We continually evaluate our global cash needs and have historically maintained a partial assertion of indefinite reinvestment with respect to our post-2017 undistributed foreign earnings.

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
We have two reportable segments, organized and managed principally in geographic regions: North America and Europe. We report all other business activities in Corporate and unallocated costs. The Company’s two reportable segments are defined as follows:
•North America – Within our North America segment, the Company supplies windows and doors for residential and commercial markets, serving both new construction and repair & remodel projects. These products reach builders, repair and replacement contractors, architects, and homebuilders through direct and indirect channels, including dealer and distribution networks.
•Europe – Within our Europe segment, the Company manufactures and supplies to retailers, merchants, housebuilders and construction companies’ interior doors, doorsets and door kits, in wood and steel, with both standard and high-performance features.
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

The following tables set forth certain information relating to our segments’ operations:

	Three Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$528,521	$289,314	$817,835
Intersegment net revenues	—	191	191
Total segment net revenues	$528,521	$289,505	$818,026

Reconciliation of Revenue
Elimination of intersegment net revenues			(191)
Total consolidated net revenues			$817,835

Less:
Adjusted cost of sales	$448,924	$230,777	$679,701
Adjusted selling, general and administrative	56,828	51,430	108,258
Other segment items(1)	(17,906)	(6,071)	(23,977)
Adjusted EBITDA from continuing operations	$40,675	$13,178	$53,853

Total Reportable Segment Adjusted EBITDA from continuing operations			$53,853
Less:
Depreciation and amortization			28,969
Interest expense, net			18,366
Corporate and unallocated costs			11,583
Special items:
Net legal and professional expenses and settlements			2,828
Restructuring and asset-related charges, net			4,077
M&A related costs, net			3,350
Share-based compensation expense			3,748
Other special items(2)			7,839
Loss from continuing operations, before tax			$(26,907)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Foreign currency losses.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity included North America impairment charges of $2.7 million related to windows manufacturing technology, and $1.8 million related to logistics technology, each of which was determined to have no future use, and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.

	Three Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$18,380	$8,239	$2,350	$28,969
Capital expenditures	7,162	9,603	1,760	18,525
Segment assets	1,253,963	692,832	121,558	2,068,353

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$555,677	$268,052	$823,729
Intersegment net revenues	—	—	—
Total segment net revenues	$555,677	$268,052	$823,729

Total consolidated net revenues			$823,729

Less:
Adjusted cost of sales	$467,888	$212,162	$680,050
Adjusted selling, general and administrative	69,985	46,676	116,661
Other segment items(1)	(16,945)	(7,812)	(24,757)
Adjusted EBITDA from continuing operations	$34,749	$17,026	$51,775

Total Reportable Segment Adjusted EBITDA from continuing operations			$51,775
Less:
Depreciation and amortization			27,430
Interest expense, net			16,487
Corporate and unallocated costs			12,757
Special items:
Net legal and professional expenses and settlements			8,641
Restructuring and asset-related charges, net			8,842
M&A related costs, net			107
Net gain on sale of business, property and equipment			(2,174)
Share-based compensation expense			4,433
Other special items			1,064
Loss from continuing operations, before tax			$(25,812)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Pension expense, gain on derivatives, and foreign currency gains.
Europe - Pension expense and energy subsidies.

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$16,804	$8,208	$2,418	$27,430
Capital expenditures	19,680	10,783	3,722	34,185
Segment assets	1,406,184	842,500	294,260	2,542,944

	Six Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$981,234	$558,726	$1,539,960
Intersegment net revenues	—	191	191
Total segment net revenues	$981,234	$558,917	$1,540,151

Reconciliation of Revenue
Elimination of intersegment net revenues			(191)
Total consolidated net revenues			$1,539,960

Less:
Adjusted cost of sales	$857,636	$448,033	$1,305,669
Adjusted selling, general and administrative	115,792	103,626	219,418
Other segment items(1)	(36,488)	(13,187)	(49,675)
Adjusted EBITDA from continuing operations	$44,294	$20,254	$64,548

Total Reportable Segment Adjusted EBITDA from continuing operations			$64,548
Less:
Depreciation and amortization			58,339
Interest expense, net			35,569
Corporate and unallocated costs			16,137
Special items:
Net legal and professional expenses and settlements			15,595
Restructuring and asset-related charges, net			6,056
M&A related costs, net			10,949
Share-based compensation expense			7,430
Other special items(2)			14,848
Loss from continuing operations, before tax			$(100,375)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Foreign currency losses.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity included North America impairment charges of $3.1 million recognized in connection with the Company’s North America equipment capacity optimization review, $2.7 million related to windows manufacturing technology, and $1.8 million related to logistics technology, each of which was determined to have no future use, as well as $2.0 million related to post-production expenses for closed facilities in North America and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.

	Six Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$37,209	$16,623	$4,507	$58,339
Capital expenditures	22,479	19,427	2,697	44,603
Segment assets	1,253,963	692,832	121,558	2,068,353

	Six Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,086,238	$513,497	$1,599,735
Intersegment net revenues	33	489	522
Total segment net revenues	$1,086,271	$513,986	$1,600,257

Reconciliation of Revenue
Elimination of intersegment net revenues			(522)
Total consolidated net revenues			$1,599,735

Less:
Adjusted cost of sales	$933,536	$410,016	$1,343,552
Adjusted selling, general and administrative	139,484	90,937	230,421
Other segment items(1)	(37,055)	(15,139)	(52,194)
Adjusted EBITDA from continuing operations	$50,273	$27,683	$77,956

Total Reportable Segment Adjusted EBITDA from continuing operations			$77,956
Less:
Depreciation and amortization			54,725
Interest expense, net			31,405
Corporate and unallocated costs			17,069
Special items:
Net legal and professional expenses and settlements			20,523
Goodwill impairment			137,721
Restructuring and asset-related charges, net			23,388
M&A related costs, net			(506)
Net gain on sale of business, property, and equipment			(2,827)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			7,661
Other special items			3,892
Loss from continuing operations, before tax			$(215,332)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
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

Common Stock – Common Stock includes the par value of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both June 27, 2026 and December 31, 2025, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. Amounts for repurchases that have not settled as of the period end are recorded in accounts payable.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of June 27, 2026, $175.7 million remained under the repurchase program.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Weighted average outstanding shares of Common Stock basic	86,384,988	85,298,517	86,100,779	85,111,100
Restricted stock units, performance share units and options to purchase Common Stock	—	—	—	—
Weighted average outstanding shares of Common Stock diluted	86,384,988	85,298,517	86,100,779	85,111,100
For the three and six months ended June 27, 2026 and June 28, 2025, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted loss per share as their inclusion would be antidilutive:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Common Stock options	1,268,677	1,775,397	1,278,884	1,668,954
Restricted stock units	3,140,685	2,211,167	2,306,891	1,607,535
Performance share units	566,493	785,509	569,823	171,621
Note 15. Share-based Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	June 27, 2026		June 28, 2025
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options cancelled	40,703	$25.46	30,453	$25.83

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	1,700,140	$2.72	901,098	$6.74
PSUs granted	4,266,955	$1.44	—	$—

	Six Months Ended
	June 27, 2026		June 28, 2025
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	536,432	$9.05
Options cancelled	46,271	$26.41	72,442	$23.77

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	2,850,848	$2.04	2,287,399	$8.12
PSUs granted	4,266,955	$1.44	620,673	$9.47
PSUs performance adjustment	(181,281)	$—	—	$—
Share-based compensation expense was $3.7 million and $7.4 million for the three and six months ended June 27, 2026, and $4.5 million and $7.7 million for the three and six months ended June 28, 2025, respectively. As of June 27, 2026, we had $28.4 million of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.
During the first quarter of 2026, the Company modified certain underwater stock options and a subset of 2024 PSUs to require cash settlement. For the modified underwater stock options, the modification resulted in a classification change from equity to liability. In accordance with ASC 718, the Company records a share-based compensation liability for the modified options measured at fair value and remeasured at each reporting date until settlement, with changes recognized in share-based compensation expense included within SG&A in the accompanying unaudited condensed consolidated statements of operations. As of June 27, 2026, the Company measured the share-based compensation liability for the modified underwater stock options using a Black-Scholes valuation. For the cash-settled subset of the 2024 PSUs, the Company currently assesses the performance conditions as not probable. Accordingly, no share-based compensation expense or related liability has been recognized for these awards during the three and six months ended June 27, 2026. The Company will assess the probability of achievement at each reporting date and, if performance conditions become probable, will recognize share-based compensation expense and a related liability, with subsequent remeasurement through earnings until settlement.
Note 16. Restructuring and Asset-Related Charges, Net
We engage in restructuring activities intended to simplify and optimize our operating structure, reduce costs, and improve productivity and operating margins. Restructuring costs primarily include severance and other employee-related costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs, net primarily consist of equipment relocation and facility restoration costs. Asset-related charges, net consist of accelerated depreciation and amortization of assets due to changes in asset useful lives.

The following tables summarize the restructuring and asset-related charges, net for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended June 27, 2026
Restructuring severance and employee-related charges, net(1)	$1,492	$585	$355	$2,432
Other restructuring associated costs, net	138	1,414	—	1,552
Asset-related charges, net	—	93	—	93
Other restructuring associated costs and asset-related charges, net	138	1,507	—	1,645
Total restructuring and asset-related charges, net	$1,630	$2,092	$355	$4,077
Three Months Ended June 28, 2025
Restructuring severance and employee-related charges, net	$2,107	$2,383	$(11)	$4,479
Other restructuring associated costs, net	1,025	2,007	—	3,032
Asset-related charges, net	1,287	44	—	1,331
Other restructuring associated costs and asset-related charges, net	2,312	2,051	—	4,363
Total restructuring and asset-related charges, net	$4,419	$4,434	$(11)	$8,842

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Six Months Ended June 27, 2026
Restructuring severance and employee-related charges, net(1)	$1,948	$666	$388	$3,002
Other restructuring associated costs, net	474	2,391	—	2,865
Asset-related charges, net	—	189	—	189
Other restructuring associated costs and asset-related charges, net	474	2,580	—	3,054
Total restructuring and asset-related charges, net	$2,422	$3,246	$388	$6,056
Six Months Ended June 28, 2025
Restructuring severance and employee-related charges, net(2)	$12,126	$4,233	$725	$17,084
Other restructuring associated costs, net	1,669	3,138	—	4,807
Asset-related charges, net	1,287	210	—	1,497
Other restructuring associated costs and asset-related charges, net	2,956	3,348	—	6,304
Total restructuring and asset-related charges, net	$15,082	$7,581	$725	$23,388
(1)In the second quarter of fiscal 2026, the Company implemented a reduction in force, which was substantially complete as of June 27, 2026. The charges incurred in the three and six months ended June 27, 2026, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statement of operations and include $0.4 million within Corporate and unallocated costs.
(2)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which was substantially complete as of the same quarter. The charges incurred in the six months ended June 28, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statement of operations and include $0.7 million within Corporate and unallocated costs.
The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	June 27, 2026	June 28, 2025
Balance as of January 1,	$9,003	$7,605
Current period charges, net	5,867	21,891
Payments	(11,206)	(21,220)
Currency translation	(43)	504
Balance at period end	$3,621	$8,780

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
During the first half of 2026, we announced additional plans after identifying further opportunities to optimize our North American structure. As of June 27, 2026, the remaining restructuring accrual for our North America initiatives is $1.3 million, and the remaining cash outlay is expected to be $7.6 million.
Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Six Months Ended
(amounts in thousands)			June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Restructuring severance and employee-related charges, net(1)	$38,100	$36,501	$1,492	$2,107	$1,948	$12,126
Other restructuring associated costs, net(1)	17,800	12,958	138	1,025	474	1,669
Product-related cash charges(2)	6,700	6,719	—	—	—	134
Total cash charges	$62,600	$56,178	$1,630	$3,132	$2,422	$13,929
Asset-related charges, net(1)	24,900	23,974	—	1,287	—	1,287
Inventory and other product-related non-cash charges, net(3)	8,800	8,778	(282)	3,226	(365)	4,347
Total non-cash charges	$33,700	$32,752	$(282)	$4,513	$(365)	$5,634
Total costs	$96,300	$88,930	$1,348	$7,645	$2,057	$19,563

Total cash outlays(4)	$69,200	$61,625	$1,533	$5,836	$4,955	$12,317
(1)The charges incurred in the three and six months ended June 27, 2026 and June 28, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.
(2)The product-related cash charges incurred in the six months ended June 28, 2025, were recorded as a reduction of net revenues in the accompanying unaudited condensed consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the three and six months ended June 27, 2026 and June 28, 2025, were included in cost of sales in the accompanying unaudited condensed consolidated statements of operations.
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
As of June 27, 2026, the remaining restructuring accrual for our Europe initiatives is $2.0 million, and the remaining cash outlay is expected to be $3.9 million.

Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Six Months Ended
(amounts in thousands)			June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Restructuring severance and employee-related charges, net(1)	$31,700	$31,554	$585	$2,383	$666	$4,233
Other restructuring associated costs, net(1)	18,100	16,110	1,414	2,007	2,391	3,138
Total cash charges	$49,800	$47,664	1,999	$4,390	$3,057	$7,371
Asset-related charges, net(1)	2,700	1,973	93	44	189	210
Total costs	$52,500	$49,637	$2,092	$4,434	$3,246	$7,581

Total cash outlays	$49,800	$45,905	$2,335	$4,489	$5,178	$9,089
(1)The charges incurred in the three and six months ended June 27, 2026 and June 28, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.
Note 17. Other Expense (Income), Net
The table below summarizes the amounts included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Foreign currency losses (gains), net	$1,939	$(72)	$3,014	$(281)
Court-ordered Towanda divestiture-related costs(1)	1,166	—	1,166	—
Pension expense	463	892	957	1,759
Insurance reimbursements	(37)	(255)	(37)	(255)
Governmental assistance	(2)	(134)	(7)	(137)
Legal settlement income(2)	—	(3,750)	—	(3,750)
Cash received on real estate investment(3)	—	(862)	—	(8,429)
Gains on commodity derivatives	—	(276)	—	(637)
Income from refund of deposits for China antidumping and countervailing duties, net(4)	—	—	—	(2,859)
Other items, net	(83)	(142)	(604)	(596)
Total other expense (income), net	$3,446	$(4,599)	$4,489	$(15,185)
(1)Represents costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.
(2)Represents insurance recovery from a previously settled lawsuit.
(3)Cash received on real estate investment represents recovery of an investment in real estate development in Mexico.
(4)Represents income from the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China during 2020 to 2023.
Note 18. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to foreign currency fluctuations. When borrowings, sales, purchases, or other transactions are denominated in a currency other than the operating unit’s functional currency, we are exposed to foreign currency risk. In most of the countries in which we operate, this exposure to foreign currency movements is limited because operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate this exposure, we may enter into foreign currency derivative contracts. As of June 27, 2026, we had foreign currency derivative contracts with a total notional amount of $314.3 million to manage the effects of exchange fluctuations on certain intercompany transactions and intercompany loans and interest denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income), net on our unaudited condensed consolidated statements of operations.

Foreign currency derivatives designated as cash flow hedges – At the end of 2024, we implemented a hedging program to manage variability in cash flows associated with the amounts payable on raw material purchases denominated in foreign currencies. Gains and losses on foreign currency derivative contracts that qualify as cash flow hedges are recorded in AOCL, to the extent the hedges are effective, and are reclassified into cost of sales on our unaudited condensed consolidated statements of operations when the underlying transactions affect net earnings. This cash flow hedging program continued during 2025 and concluded during the fourth quarter of 2025 with no outstanding cash flow hedge derivative contracts as of June 27, 2026 and December 31, 2025, respectively.
No portion of these derivative contracts was deemed ineffective during the three and six months ended June 28, 2025. In other comprehensive (loss) income, we recorded a pre-tax mark-to-market gain of $0.7 million and a loss of $0.9 million during the three and six months ended June 28, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and six months ended June 27, 2026. We reclassified losses of $0.2 million previously recorded in other comprehensive (loss) income to cost of sales during the three and six months ended June 28, 2025.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, we may enter into non-designated derivative contracts to manage the cost of anticipated purchases. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income), net on our unaudited condensed consolidated statements of operations. We had no open commodity forward swap contracts as of June 27, 2026.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we may enter into commodity forward swap contracts that are designated as cash flow hedges. Accordingly, the related gains or losses are reported in AOCL and reclassified into cost of sales, in the periods in which the hedged transactions affect earnings. We had no open commodity forward contracts as of June 27, 2026 and December 31, 2025. We recorded pre-tax mark-to-market losses of $0.1 million and gains of $0.1 million during the three and six months ended June 28, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and six months ended June 27, 2026. We reclassified nominal gains and $0.4 million of gains previously recorded in other comprehensive (loss) income to cost of sales during the three and six months ended June 28, 2025.
As of June 27, 2026, no unrealized gains or losses are expected to be reclassified to earnings over the next 12 months.
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
No portion of these interest rate contracts was deemed ineffective during the three and six months ended June 27, 2026 and June 28, 2025. In other comprehensive (loss) income, we recorded a nominal pre-tax mark-to-market loss during the six months ended June 27, 2026. We recorded pre-tax mark-to-market losses of $0.1 million and gains of $0.1 million during the three and six months ended June 28, 2025, respectively. There were no gains or losses previously recorded in other comprehensive income (loss) that were reclassified to interest expense, net during the three and six months ended June 27, 2026 and June 28, 2025.
As of June 27, 2026, no unrealized gains or losses are expected to be reclassified to earnings over the next twelve months.
The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	June 27, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$324	$539

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	June 27, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$—	$41
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$638	$583

The effect of derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

	Location of (Loss) Gain Recognized in Condensed Consolidated Statements of Operations	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
(amounts in thousands)		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Cost of sales	$51	$(211)	$(55)	$(164)
Commodity contracts	Cost of sales	—	—	—	410
Interest rate contracts	Interest expense, net	—	—	(39)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense (income), net	(2,506)	805	(3,626)	(51)
Commodity contracts	Other expense (income), net	—	199	—	560
Total		$(2,455)	$793	$(3,720)	$755
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The recorded carrying amounts and fair values of these instruments were as follows:

	June 27, 2026
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,586	$18,586	$18,586	$—	$—
Derivative assets, recorded in other current assets	324	324	—	324	—
Deferred compensation plan assets, recorded in other assets	6,005	6,005	—	6,005	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,250,184	$967,057	$—	$967,057	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	638	638	—	638	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,934	5,934	—	5,934	—

	December 31, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$65,386	$65,386	$65,386	$—	$—
Derivative assets, recorded in other current assets	539	539	—	539	—
Deferred compensation plan assets, recorded in other assets	5,773	5,773	—	5,773	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,179,983	$974,915	$—	$974,915	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	624	624	—	624	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,778	5,778	—	5,778	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of June 27, 2026, foreign currency derivative contracts; (2) as of December 31, 2025, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 18 - Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of June 27, 2026 or December 31, 2025.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of June 27, 2026, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.
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
On March 30, 2026, we entered into a confidential settlement agreement with Steves to resolve the Original Action, including the Appeal, and certain other claims. As a result of the settlement: (i) on April 2, 2026, Steves withdrew its pending Motion to Enforce the Amended Final Judgment, which was filed on December 29, 2025; (ii) on April 2, 2026, the parties and Woodgrain filed a joint stipulation of voluntary dismissal of the Appeal in the Fourth Circuit; and (iii) on April 10, 2026, the parties and Woodgrain filed a joint statement of position in the Eastern District of Virginia that there are no other matters pending before the court in this action and that the action may be administratively closed, with each party bearing its own costs related to this action. On April 2, 2026, the Fourth Circuit granted the parties’ motion to dismiss the Appeal and issued its mandate. On April 16, 2026, the Eastern District of Virginia closed the Original Action. As a result of the settlement, we recognized legal settlement expense of $8.5 million in the six months ended June 27, 2026, recorded in SG&A in the accompanying unaudited condensed consolidated statement of operations.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
WMMP AD/CVD Investigation – On June 9, 2025, the United States Department of Commerce issued its Preliminary Results in its administrative review of WMMP imported from China between January 1, 2023, and January 31, 2024. The Preliminary Results found that the Company could be responsible for additional AD/CVD duties for the applicable time period. The Company and other interested parties filed additional case briefs with the Department of Commerce arguing that the Preliminary Results are inconsistent with any evidence of products being imported for less than normal value. The Company received final rulings in February 2026. Based on these final rulings, the Company recognized expense of $2.1 million in the year ended December 31, 2025, which was recorded within other expense (income), net in the consolidated statement of operations. Subsequent to the final rulings, one of the Company’s suppliers appealed the ruling related to its imports, and final assessment of the applicable duties remains subject to the outcome of the appeal.
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
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At June 27, 2026 and December 31, 2025, our accrued liability for self-insured risks was $74.0 million and $76.0 million, respectively.
Indemnifications – At June 27, 2026, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount, or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitations for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.

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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $76.7 million and $74.5 million at June 27, 2026 and December 31, 2025, respectively. Of these amounts, standby letters of credit totaled $22.0 million and $19.7 million, respectively. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information on certain letters of credit issued under the Company’s ABL Facility.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs, and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets and were nominal at June 27, 2026, compared to $7.6 million at December 31, 2025. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled $21.0 million and $13.4 million at June 27, 2026 and December 31, 2025, respectively.
Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling, and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million and $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of responsibility between the identified PLPs, both of which could vary materially from our estimates. In December 2025, as the scope and timing of the remedial work was further refined, we determined the total range of possible remediation cost outcomes remained between $17.4 million and $33.6 million, but the most likely remediation cost outcome is approximately $21.0 million. The Company adjusted the provision within its financial statements to that amount and recognized a long-term receivable of $5.6 million within other assets in the accompanying unaudited condensed consolidated balance sheet related to loss recoveries. This provision may ultimately be offset in whole or in part by recoveries from PLPs or insurance proceeds.

Note 21. Supplemental Cash Flow Information

	Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025
Cash Operating Activities:
Operating leases	$29,223	$23,477
Interest payments on finance lease obligations	401	379
Cash paid for amounts included in the measurement of lease liabilities	$29,624	$23,856

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(313)	(511)
Change in securities for deferred compensation plan	$(313)	$(511)

Cash received for notes receivable	124	7
Change in notes receivable	$124	$7

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$4,381	$6,199
Property, equipment, and intangibles purchased with debt	3,664	2,893
Customer accounts receivable converted to notes receivable	392	3

Cash Financing Activities:
Borrowings on long-term debt	$292,754	$—
Payments of long-term debt	(225,758)	(10,524)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(1,023)
Change in long-term debt and payments of debt extinguishment costs	$66,996	$(11,547)

Cash paid for amounts included in the measurement of finance lease liabilities	$1,688	$694

Non-cash Financing Activities:
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	$30	$236
Reclassification of share-based awards to liability in accrued liabilities	90	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$6,505	$13,085
Cash interest paid	33,448	33,798
Note 22. Subsequent Event
Management of the Company evaluated events that occurred after the balance sheet dates through the date these unaudited condensed consolidated financial statements were issued.
Tariff Refunds
Subsequent to June 27, 2026, the Company received cash refunds from CBP related to certain tariffs previously paid under the IEEPA. The ultimate net amount to be recognized, if any, will depend on the evaluation of related obligations, including potential offsets for amounts payable to customers, vendors or other related obligations, and may be material. Because the refunds were received after the end of the current quarter, no amounts related to these refunds were recognized in the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 27, 2026.

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
This MD&A is a supplement to our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and is provided to enhance your understanding of our results of operations and financial condition. Amounts discussed in MD&A are presented in millions and, due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables. Our MD&A is organized as follows:
•Company Overview. This section provides a general description of our Company and reportable segments.
•Results of Operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statements of operations, as well as key events or changes since the prior reporting period that may affect our financial condition, results of operations, or future outlook.
•Segment Results and Non-GAAP Reconciliations. This section provides information that we deem meaningful to an understanding of our results on both a consolidated basis and a reportable segment basis. It also includes non-GAAP financial measures used by management to assess performance and make decisions regarding the allocation of resources, along with reconciliations to the most directly comparable GAAP measures.
•Liquidity and Capital Resources. This section contains an overview of our financing arrangements and provides an analysis of trends and uncertainties affecting liquidity, cash requirements for our business, and sources and uses of our cash.
•Critical Accounting Policies and Estimates. This section discusses the accounting policies that we consider important to the evaluation and reporting of our financial condition and results of operations, and whose application requires significant judgments or complex estimates.
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

Comparison of the Three Months Ended June 27, 2026 to the Three Months Ended June 28, 2025

	Three Months Ended
	June 27, 2026		June 28, 2025
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$817,835	100.0%	$823,729	100.0%
Cost of sales	680,543	83.2%	680,331	82.6%
Gross margin	$137,292	16.8%	$143,398	17.4%
Selling, general and administrative	138,310	16.9%	148,480	18.0%
Restructuring and asset-related charges, net	4,077	0.5%	8,842	1.1%
Operating loss	$(5,095)	(0.6)%	$(13,924)	(1.7)%
Interest expense, net	18,366	2.2%	16,487	2.0%
Other expense (income), net	3,446	0.4%	(4,599)	(0.6)%
Loss from continuing operations before taxes	$(26,907)	(3.3)%	$(25,812)	(3.1)%
Income tax expense (benefit)	4,633	0.6%	(3,511)	(0.4)%
Loss from continuing operations, net of tax	$(31,540)	(3.9)%	$(22,301)	(2.7)%
Gain on sale of discontinued operations, net of tax	—	—%	776	0.1%
Net loss	$(31,540)	(3.9)%	$(21,525)	(2.6)%
Consolidated Results
Net Revenues – Net revenues decreased $5.9 million, or 0.7%, to $817.8 million in the three months ended June 27, 2026, from $823.7 million in the three months ended June 28, 2025. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 2%. This was partially offset by a favorable foreign exchange impact of 1%. The decline in Core Revenues was driven by a 3% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $6.1 million, or 4.3%, to $137.3 million in the three months ended June 27, 2026, from $143.4 million in the three months ended June 28, 2025. Gross margin as a percentage of net revenues was 16.8% in the three months ended June 27, 2026, compared to 17.4% in the three months ended June 28, 2025. The decrease in gross margin percentage was primarily due to negative price/cost and volume/mix, partially offset by favorable productivity.
SG&A – SG&A decreased $10.2 million, or 6.8%, to $138.3 million in the three months ended June 27, 2026, from $148.5 million in the three months ended June 28, 2025. SG&A as a percentage of net revenues decreased to 16.9% in the three months ended June 27, 2026, from 18.0% in the three months ended June 28, 2025. The decrease in SG&A was primarily due to lower salaries and benefits driven by a reduction in headcount, decreased professional fees, including non-recurring transformation journey expenses and lower legal costs, partially offset by intangible asset impairment charges during the period. Refer to Note 7 - Intangible Assets, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding these impairment charges.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $4.8 million, or 53.9% to $4.1 million in the three months ended June 27, 2026, from $8.8 million in the three months ended June 28, 2025. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, increased $1.9 million, or 11.4%, to $18.4 million in the three months ended June 27, 2026, from $16.5 million in the three months ended June 28, 2025. The increase in interest expense, net was primarily due to lower interest income resulting from lower invested cash balances and borrowings on the ABL revolving facility.
Other Expense (Income), Net – Other expense was $3.4 million in the three months ended June 27, 2026, compared to other income of $4.6 million in the three months ended June 28, 2025. Refer to Note 17 - Other Expense (Income), Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

Income Tax Expense (Benefit) – Income tax expense was $4.6 million in the three months ended June 27, 2026, compared to income tax benefit of $3.5 million in the three months ended June 28, 2025. The effective tax rate in the three months ended June 27, 2026, was (17.2)% and was driven by foreign earnings taxed at higher rates, losses for jurisdictions for which there is a full valuation allowance in the quarter and discrete tax expense of $0.5 million due to changes in UTPs from ongoing audits and return-to-provision adjustments. The effective tax rate for the three months ended June 28, 2025, was 13.6% and was driven primarily by losses for jurisdictions for which there is a full valuation allowance in the quarter and $0.6 million of discrete tax expense attributable to share-based compensation. Refer to Note 11 - Income Taxes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Gain on Sale of Discontinued Operations, Net of Tax – The $0.8 million gain on sale of discontinued operations, net of tax in the three months ended June 28, 2025, is related to the July 2, 2023, sale of JW Australia resulting from the release of the reserve associated with purchases under a supply agreement.
Comparison of the Six Months Ended June 27, 2026 to the Six Months Ended June 28, 2025

	Six Months Ended
	June 27, 2026		June 28, 2025
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$1,539,960	100.0%	$1,599,735	100.0%
Cost of sales	1,309,954	85.1%	1,344,254	84.0%
Gross margin	$230,006	14.9%	$255,481	16.0%
Selling, general and administrative	284,267	18.5%	293,247	18.3%
Goodwill impairment	—	—%	137,721	8.6%
Restructuring and asset-related charges, net	6,056	0.4%	23,388	1.5%
Operating loss	$(60,317)	(3.9)%	$(198,875)	(12.4)%
Interest expense, net	35,569	2.3%	31,405	2.0%
Loss on extinguishment and refinancing of debt	—	—%	237	—%
Other expense (income), net	4,489	0.3%	(15,185)	(0.9)%
Loss from continuing operations before taxes	$(100,375)	(6.5)%	$(215,332)	(13.5)%
Income tax expense (benefit)	8,009	0.5%	(2,893)	(0.2)%
Loss from continuing operations, net of tax	$(108,384)	(7.0)%	$(212,439)	(13.3)%
Gain on sale of discontinued operations, net of tax	—	—%	776	—%
Net loss	$(108,384)	(7.0)%	$(211,663)	(13.2)%
Consolidated Results
Net Revenues – Net revenues decreased $59.8 million, or 3.7%, to $1,540.0 million in the six months ended June 27, 2026, from $1,599.7 million in the six months ended June 28, 2025. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 6%. This was partially offset by a favorable foreign exchange impact of 2%. The decline in Core Revenues was driven by a 6% decrease in volume/mix.
Gross Margin – Gross margin decreased $25.5 million, or 10.0%, to $230.0 million in the six months ended June 27, 2026, from $255.5 million in the six months ended June 28, 2025. Gross margin as a percentage of net revenues was 14.9% in the six months ended June 27, 2026, compared to 16.0% in the six months ended June 28, 2025. The decrease in gross margin percentage was primarily due to negative price/cost and volume/mix, partially offset by favorable productivity.
SG&A – SG&A decreased $9.0 million, or 3.1%, to $284.3 million in the six months ended June 27, 2026, from $293.2 million in the six months ended June 28, 2025. SG&A as a percentage of net revenues was 18.5% in the six months ended June 27, 2026, compared to 18.3% in the six months ended June 28, 2025. The decrease in SG&A was primarily due to lower salaries and benefits driven by a reduction in headcount, decreased professional fees, including non-recurring transformation journey expenses, and lower insurance expense, partially offset by intangible asset impairment charges and a legal settlement. Refer to Note 7 - Intangible Assets, Net, and Note 20 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding the intangible asset impairment charges and legal settlement, respectively.
Goodwill Impairment – Goodwill impairment charges of $137.7 million in the six months ended June 28, 2025, were related to goodwill impairment charges in our North America reporting unit. Refer to Note 6 – Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $17.3 million, or 74.1% to $6.1 million in the six months ended June 27, 2026, from $23.4 million in the six months ended June 28, 2025. The decrease in restructuring and asset-related charges, net was primarily due to a decrease in charges incurred to close certain manufacturing facilities in our North America and Europe segments and to transform the operating structure of our Europe segment. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, increased $4.2 million, or 13.3% to $35.6 million in the six months ended June 27, 2026, from $31.4 million in the six months ended June 28, 2025. The increase was primarily due to lower interest income resulting from lower invested cash balances and borrowings on the ABL revolving facility, partially offset by lower interest on the Term Loan Facility due to a lower interest rate in the current period.
Loss on Extinguishment and Refinancing of Debt – Loss on extinguishment and refinancing of debt was $0.2 million in the six months ended June 28, 2025. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Other Expense (Income), Net – Other expense was $4.5 million in the six months ended June 27, 2026, compared to other income of $15.2 million in the six months ended June 28, 2025. Refer to Note 17 - Other Expense (Income), Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense (Benefit) – Income tax expense was $8.0 million in the six months ended June 27, 2026, compared to income tax benefit of $2.9 million in the six months ended June 28, 2025. The effective tax rate in the six months ended June 27, 2026, was (8.0)%. The effective tax rate for the six months ended June 27, 2026, was driven by foreign earnings being taxed at higher rates, losses for jurisdictions for which there is a full valuation allowance in the period and discrete tax expense of $1.0 million due to changes in UTPs from ongoing audits and return-to-provision adjustments. The effective tax rate for the six months ended June 28, 2025, was 1.3%. The effective tax rate for the six months ended June 28, 2025, was driven primarily by the $14.2 million increase to valuation allowances on U.S. tax attributes, $8.5 million of tax expense attributable to the court-ordered divestiture of Towanda, losses for jurisdictions for which there is a full valuation allowance, offset by $9.8 million of tax benefit attributable to goodwill impairment. Refer to Note 11 - Income Taxes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Gain on Sale of Discontinued Operations, Net of Tax – The $0.8 million gain on sale of discontinued operations, net of tax in the six months ended June 28, 2025, is related to the July 2, 2023, sale of JW Australia resulting from the release of the reserve associated with purchases under a supply agreement.
Non-GAAP Reconciliations and Segment Results
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
Reconciliations of income (loss) from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Three Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$26,867	$(3,436)	$(54,971)	$(31,540)
Income tax (benefit) expense	(11,960)	3,750	12,843	4,633
Depreciation and amortization	18,380	8,239	2,350	28,969
Interest expense, net	108	1,001	17,257	18,366
Special items:(1)
Net legal and professional expenses and settlements	193	472	2,163	2,828
Restructuring and asset-related charges, net	1,630	2,092	355	4,077
M&A related costs, net	—	—	3,350	3,350
Share-based compensation expense	689	386	2,673	3,748
Other special items(2)	4,768	674	2,397	7,839
Adjusted EBITDA from continuing operations	$40,675	$13,178	$(11,583)	$42,270
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
(2)North America other special items include impairment charges of $2.7 million related to windows manufacturing technology, and $1.8 million related to logistics technology, each of which was determined to have no future use, and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.

	Three Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss) from continuing operations, net of tax	$8,933	$(3,962)	$(27,272)	$(22,301)
Income tax expense (benefit)	5,274	4,452	(13,237)	(3,511)
Depreciation and amortization	16,804	8,208	2,418	27,430
Interest (income) expense, net	(572)	1,587	15,472	16,487
Special items:(1)
Net legal and professional expenses and settlements	785	1,693	6,163	8,641
Restructuring and asset-related charges, net	4,419	4,434	(11)	8,842
M&A related costs, net	—	—	107	107
Net gain on sale of business, property and equipment	(2,174)	—	—	(2,174)
Share-based compensation expense	986	556	2,891	4,433
Other special items	294	58	712	1,064
Adjusted EBITDA from continuing operations	$34,749	$17,026	$(12,757)	$39,018
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Six Months Ended June 27, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(8,119)	$(13,522)	$(86,743)	$(108,384)
Income tax expense (benefit)	1,582	6,595	(168)	8,009
Depreciation and amortization	37,209	16,623	4,507	58,339
Interest (income) expense, net	(388)	1,761	34,196	35,569
Special items:(1)
Net legal and professional expenses and settlements	358	2,458	12,779	15,595
Restructuring and asset-related charges, net	2,422	3,246	388	6,056
M&A related costs, net	—	—	10,949	10,949
Share-based compensation expense	1,330	904	5,196	7,430
Other special items(2)	9,900	2,189	2,759	14,848
Adjusted EBITDA from continuing operations	$44,294	$20,254	$(16,137)	$48,411
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.
(2)North America other special items include impairment charges of $3.1 million recognized in connection with the Company’s North America equipment capacity optimization review, $2.7 million related to windows manufacturing technology, and $1.8 million related to logistics technology, each of which was determined to have no future use, as well as $2.0 million related to post-production expenses for closed facilities in North America and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.

	Six Months Ended June 28, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(152,309)	$(7,415)	$(52,715)	$(212,439)
Income tax expense (benefit)	14,624	6,359	(23,876)	(2,893)
Depreciation and amortization	34,129	15,773	4,823	54,725
Interest (income) expense, net	(1,213)	1,621	30,997	31,405
Special items:(1)
Net legal and professional expenses and settlements	1,496	2,708	16,319	20,523
Goodwill impairment	137,721	—	—	137,721
Restructuring and asset-related charges, net	15,082	7,581	725	23,388
M&A related income, net	—	—	(506)	(506)
Net gain on sale of business, property, and equipment	(2,827)	—	—	(2,827)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	1,517	998	5,146	7,661
Other special items	2,053	58	1,781	3,892
Adjusted EBITDA from continuing operations	$50,273	$27,683	$(17,069)	$60,887
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

Reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Loss from continuing operations, net of tax	$(31,540)	$(22,301)	$(108,384)	$(212,439)
Income tax expense (benefit)	4,633	(3,511)	8,009	(2,893)
Depreciation and amortization	28,969	27,430	58,339	54,725
Interest expense, net	18,366	16,487	35,569	31,405
Special items:
Net legal and professional expenses and settlements(1)	2,828	8,641	15,595	20,523
Goodwill impairment(2)	—	—	—	137,721
Restructuring and asset-related charges, net(3)(4)	4,077	8,842	6,056	23,388
M&A related costs, net(5)	3,350	107	10,949	(506)
Net gain on sale of business, property, and equipment(6)	—	(2,174)	—	(2,827)
Loss on extinguishment and refinancing of debt(7)	—	—	—	237
Share-based compensation expense(8)	3,748	4,433	7,430	7,661
Other special items(9)	7,839	1,064	14,848	3,892
Adjusted EBITDA from continuing operations	$42,270	$39,018	$48,411	$60,887
(1)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $1.5 million, and $4.1 million in the three and six months ended June 27, 2026, respectively, and $8.1 million and $19.3 million in the three and six months ended June 28, 2025, respectively. These expenses primarily relate to discrete project-based consulting fees that directly support the Company’s transformation journey and are not expected to represent normal, recurring operating expenses. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. These expenses also include $0.4 million and $2.5 million for the three and six months ended June 28, 2025, respectively, related to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025. Additionally, net legal and professional expenses and settlements include $0.3 million and $9.6 million in the three and six months ended June 27, 2026, respectively, and $(0.6) million and a nominal amount in the three and six months ended June 28, 2025, respectively, relating to litigation of historical legal matters.
(2)Goodwill impairment consists of a prior year goodwill impairment charge associated with our North America reporting unit. Refer to Note 6 - Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
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
(4)Product and inventory-related charges represent charges associated with announced facility closures, including product-related cash charges recorded as a reduction of net revenues and inventory and other product-related non-cash charges recorded in cost of sales. These amounts are excluded from Adjusted EBITDA from continuing operations. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(5)M&A related costs, net consist of legal and professional expenses related to strategic initiatives and the court-ordered divestiture of Towanda.
(6)Net gain on sale of business, property, and equipment in the three months ended June 28, 2025, primarily relates to the sale of property and equipment in Marion, North Carolina. Net gain on sale of business, property and equipment in the six months ended June 28, 2025, primarily relates to the court-ordered divestiture of Towanda and the sale of property and equipment in Marion, North Carolina.
(7)Loss on extinguishment and refinancing of debt consists of $0.2 million in the six months ended June 28, 2025, associated with an amendment of our ABL Facility. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
(8)Share-based compensation expense represents equity-based compensation expense related to the issuance of share-based awards. Refer to Note 15 - Share-Based Compensation to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

(9)Other special items not core to ongoing business activity include: (i) for the three and six months ended June 27, 2026, a $2.7 million impairment charge in our North America reporting unit related to windows manufacturing technology and a $1.8 million impairment charge related to logistics technology, each of which was determined to have no future use, and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture; and (ii) for the six months ended June 27, 2026, a $3.1 million impairment charge recognized in connection with the Company’s North America equipment capacity optimization review, $2.0 million related to post-production expenses for closed facilities in North America and $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.
Comparison of the Three Months Ended June 27, 2026 to the Three Months Ended June 28, 2025

	Three Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	% Variance
Net revenues from external customers
North America	$528,521	$555,677	(4.9)%
Europe	289,314	268,052	7.9%
Total Consolidated	$817,835	$823,729	(0.7)%
Percentage of total consolidated net revenues
North America	64.6%	67.5%
Europe	35.4%	32.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$40,675	$34,749	17.1%
Europe	13,178	17,026	(22.6)%
Corporate and unallocated costs	(11,583)	(12,757)	(9.2)%
Total Consolidated	$42,270	$39,018	8.3%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	7.7%	6.3%
Europe	4.6%	6.4%
Total Consolidated	5.2%	4.7%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $27.2 million, or 4.9%, to $528.5 million in the three months ended June 27, 2026, from $555.7 million in the three months ended June 28, 2025. The decrease was primarily due to a decrease in Core Revenues of 5%. The decrease in Core revenues was driven by a 5% decline in volume/mix due to weakened market demand.
Adjusted EBITDA from continuing operations in North America increased $5.9 million, or 17.1%, to $40.7 million in the three months ended June 27, 2026, from $34.7 million in the three months ended June 28, 2025. The increase was primarily due to improved productivity and lower SG&A, partially offset by unfavorable price/cost. The decrease in SG&A was primarily due to decreased salaries and benefits driven by a reduction in headcount, lower legal costs, lower advertising and promotion expenses, and a reduction in R&D expenses.
Europe
Net revenues in Europe increased $21.3 million, or 7.9%, to $289.3 million in the three months ended June 27, 2026, from $268.1 million in the three months ended June 28, 2025. The increase was primarily due to an increase in Core Revenues of 5% and a favorable foreign exchange impact of 3%. The increase in Core Revenues was primarily driven by favorable volume/mix of 3% and a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $3.8 million, or 22.6%, to $13.2 million in the three months ended June 27, 2026, from $17.0 million in the three months ended June 28, 2025. The decrease was primarily due to higher salaries and benefits and unfavorable price/cost, partially offset by improved productivity.

Corporate and unallocated costs
Corporate and unallocated costs decreased by $1.2 million, or 9.2%, to $11.6 million in the three months ended June 27, 2026, from $12.8 million in the three months ended June 28, 2025. The decrease in cost was primarily due to decreased salaries and benefits driven by a reduction in headcount, partially offset by higher insurance expense.
Comparison of the Six Months Ended June 27, 2026 to the Six Months Ended June 28, 2025

	Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	% Variance
Net revenues from external customers
North America	$981,234	$1,086,238	(9.7)%
Europe	558,726	513,497	8.8%
Total Consolidated	$1,539,960	$1,599,735	(3.7)%
Percentage of total consolidated net revenues
North America	63.7%	67.9%
Europe	36.3%	32.1%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$44,294	$50,273	(11.9)%
Europe	20,254	27,683	(26.8)%
Corporate and unallocated costs	(16,137)	(17,069)	(5.5)%
Total Consolidated	$48,411	$60,887	(20.5)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	4.5%	4.6%
Europe	3.6%	5.4%
Total Consolidated	3.1%	3.8%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $105.0 million, or 9.7%, to $981.2 million in the six months ended June 27, 2026, from $1,086.2 million in the six months ended June 28, 2025. The decrease was primarily due to a decrease in Core Revenues of 9% and a decrease in net revenues from the court-ordered divestiture of Towanda of 1%. The decrease in Core Revenues was driven by a 9% decline in volume/mix due to weakened market demand.
Adjusted EBITDA from continuing operations in North America decreased $6.0 million, or 11.9%, to $44.3 million in the six months ended June 27, 2026, from $50.3 million in the six months ended June 28, 2025. The decrease was primarily due to negative price/cost and unfavorable volume/mix, partially offset by higher productivity and lower SG&A. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, lower advertising and promotion expenses, a reduction in R&D expenses, and lower legal costs.
Europe
Net revenues in Europe increased $45.2 million, or 8.8%, to $558.7 million in the six months ended June 27, 2026, from $513.5 million in the six months ended June 28, 2025. The increase was primarily due to a favorable foreign exchange impact of 7% and an increase in Core Revenues of 2%. The increase in Core Revenues was primarily driven by a 2% benefit from price realization.
Adjusted EBITDA from continuing operations in Europe decreased $7.4 million, or 26.8%, to $20.3 million in the six months ended June 27, 2026, from $27.7 million in the six months ended June 28, 2025. The decrease was primarily due to higher salaries and benefits, unfavorable volume/mix, and negative price/cost, partially offset by favorable productivity.

Corporate and unallocated costs
Corporate and unallocated costs decreased by $0.9 million, or 5.5%, to $16.1 million in the six months ended June 27, 2026, from $17.1 million in the six months ended June 28, 2025. The decrease in costs was primarily due to lower salaries and benefits driven by a reduction in headcount, lower insurance expense and reduction in non-strategic professional fees, partially offset by a decrease in cash received on a real estate investment.
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
As of June 27, 2026, we had total liquidity (a non-GAAP measure) of $308.7 million, consisting of $57.2 million in unrestricted cash and $251.5 million available for borrowing under the ABL Facility, compared to total liquidity of $484.7 million as of December 31, 2025. The decrease in total liquidity was primarily due to a lower cash balance, net borrowings of $80.0 million, and a lower ABL borrowing base availability at June 27, 2026, when compared to December 31, 2025.
As of June 27, 2026, our cash balances, including $1.6 million of restricted cash, consisted of $4.6 million in cash located in the U.S. and $54.2 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
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
Our total indebtedness as of June 27, 2026, was $1.25 billion, of which $18.7 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million in Senior Notes due in December 2027 for which it is unlikely that our cash flows from operations will be sufficient to fully repay. To service our indebtedness and address our upcoming maturities, we have engaged advisors and are currently evaluating certain strategies, which may include, but are not limited to, refinancing all or a portion of our existing long-term debt, pursuing strategic reviews of our assets and businesses, entering into sale-leaseback transactions for selected properties, adjusting our planned level of capital and other expenditures, or evaluating other strategies. In addition, in accordance with our credit agreements, dispositions of assets or businesses may require us to use all or a portion of the proceeds of such sales to pay down certain portions of our debt. If the Company is not successful in executing such strategies, this could have a material adverse impact on our access to liquidity, results of operations, and financial condition.
We may, from time to time, refinance, reprice, extend, retire, or otherwise modify our outstanding debt to manage our financial position. These actions may include repricing amendments, extensions, and/or opportunistic refinancing of debt. The amount of debt that may be refinanced, repriced, extended, retired, or otherwise modified, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.
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
Based on hypothetical variable rate debt that would have resulted from drawing each revolving credit facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.2 million in the quarter ended June 27, 2026. A 100-basis point increase in interest rates would have increased our interest expense by $2.2 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.

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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs. As of June 27, 2026, we had $80.0 million outstanding net borrowings under the ABL Facility.
If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement.
As of June 27, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended
(amounts in thousands)	June 27, 2026	June 28, 2025
Cash (used in) provided by:
Operating activities	$(100,210)	$(48,931)
Investing activities	(44,671)	36,837
Financing activities	66,787	(12,835)
Effect of foreign currency exchange rates on cash	(1,314)	8,731
Net change in cash, cash equivalents and restricted cash	$(79,408)	$(16,198)
Cash Flows from Operations
Net cash used in operating activities was $100.2 million in the six months ended June 27, 2026, compared to $48.9 million in the six months ended June 28, 2025, an increase in cash used of $51.3 million. The change in cash flows from operating activities was primarily due to lower earnings after excluding the impact of the $137.7 million non-cash goodwill impairment charge related to our North America reporting unit in the prior year and a $59.3 million increase in net cash used in our working capital accounts. Accounts receivable, net was unfavorable by $44.9 million compared to the same period in 2025, primarily driven by higher sales in the current quarter compared to the fourth quarter of 2025. Inventories had an unfavorable impact of $12.0 million, primarily reflecting increased material purchases, and accounts payable had an unfavorable impact of $2.4 million, mainly due to higher inventory purchases and timing of vendor payments.
Cash Flows from Investing Activities
Net cash used in investing activities was $44.7 million in the six months ended June 27, 2026, compared to cash provided by investing activities of $36.8 million in the six months ended June 28, 2025. The change in cash flows from investing activities was primarily driven by $110.7 million proceeds related to the court-ordered divestiture of Towanda during the six months ended June 28, 2025, and a decrease in capital expenditures of $31.5 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $66.8 million in the six months ended June 27, 2026, compared to cash used in financing activities of $12.8 million in the six months ended June 28, 2025. The change in cash flows from financing activities was primarily due to net borrowings under our Revolving Credit Facility of $80.0 million in the six months ended June 27, 2026.
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
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5 - Other Information
During the three months ended June 27, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6 - Exhibits

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	May 4, 2022
3.2	Fourth Amended and Restated Bylaws of JELD-WEN Holding, Inc.	8-K	001-38000	3.1	February 9, 2024
10.2+	JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	8-K	001-38000	10.1	April 24, 2026
10.3+	Form of Restricted Stock Unit Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	10-Q	001-38000	10.3	May 5, 2026
10.4+	Form of Performance Share Unit Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	10-Q	001-38000	10.4	May 5, 2026
10.5+	Form of Nonqualified Stock Option Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	10-Q	001-38000	10.5	May 5, 2026
10.6+	Form of Stock Appreciation Right Award Agreement under JELD-WEN Holding, Inc. 2026 Omnibus Equity Plan.	10-Q	001-38000	10.6	May 5, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document-the instance document does not appear in this Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
+	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JELD-WEN HOLDING, INC.
(Registrant)

By:	/s/ Samantha L. Stoddard
Samantha L. Stoddard
Executive Vice President and Chief Financial Officer

Date: August 4, 2026