Form 10-Q
period 2026-09-26
JELD-WEN Holding, Inc.
filed 2026-11-04
CIK 1674335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 86,774,941 shares of Common Stock, par value $0.01 per share, outstanding as of October 30, 2026.

JELD-WEN HOLDING, INC.
– TABLE OF CONTENTS –

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Defined Term	Definition
ABL Facility	Our $500 million asset-based revolving credit facility under the Revolving Credit Agreement, dated as of October 15, 2014, and as amended from time to time, with JWI and JELD-WEN of Canada, Ltd., as borrowers, the guarantors party thereto, a syndicate of lenders, and Wells Fargo Bank, N.A., as administrative agent
AD/CVD	Anti-dumping and Countervailing Duties
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

AI	Artificial intelligence
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAP	Cleanup Action Plan
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020
CBP	U.S. Customs and Border Protection
CDOR	Canadian Dollar Offered Rate
CEO	Chief Executive Officer or principal executive officer
CFO	Chief Financial Officer or principal financial officer
CME	Chicago Mercantile Exchange
CMI	JWI d/b/a CraftMaster Manufacturing, Inc.
CODM	Chief Operating Decision Maker, who is our CEO
Common Stock	The 900,000,000 shares of common stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
Core Revenues	Net revenues excluding the impact of foreign exchange, divestitures, and acquisitions completed in the last twelve months
CORRA	Canadian Overnight Repo Rate Average
Credit Facilities	Collectively, our ABL Facility, our Term Loan Facility, and other acquired term loans and revolving credit facilities
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
ERC	Employee Retention Credit
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
Form 10-Q	This Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2026
GAAP	Generally Accepted Accounting Principles in the United States
IEEPA	International Emergency Economic Powers Act
JELD-WEN	JELD-WEN Holding, Inc., together with its consolidated subsidiaries where the context requires
JW Australia	The Company’s former Australasia business
JWI	JELD-WEN, Inc., a Delaware corporation
M&A	Mergers and Acquisitions
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
PLP	Potential Liable Party
Preferred Stock	90,000,000 shares of Preferred Stock, par value $0.01 per share, authorized under our Amended and Restated Certificate of Incorporation
PSUs	Performance Share Units

R&D	Research and Development
R&R	Repair and Remodel
RSUs	Restricted Stock Units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	$800.0 million of unsecured notes issued in December 2017 in a private placement in two tranches: $400.0 million bearing interest at 4.63% and maturing in December 2025 ($200.0 million of which were redeemed in August 2023 and the remaining $200.0 million of which were redeemed in September 2024) and $400.0 million bearing interest at 4.875% and maturing in December 2027. $350.0 million of senior unsecured notes issued in August 2024 in a private placement bearing interest at 7.00% and maturing in September 2032
SG&A	Selling, General and Administrative Expenses
SOFR	Secured Overnight Financing Rate
Steves	Steves and Sons, Inc.
Term Loan Facility	Our term loan facility, dated as of October 15, 2014, and as amended from time to time with JWI, as borrower, the guarantors party thereto, a syndicate of lenders, and Bank of America, N.A., as administrative agent
Towanda	The Company’s former Towanda, PA business and related assets
U.S.	United States of America
USD	U.S. Dollar
UTP	Uncertain Tax Position
WADOE	Washington State Department of Ecology
WMMP	Wood Moulding and Millworks Products
Working Capital	Accounts Receivable plus Inventory less Accounts Payable
XBRL	eXtensible Business Reporting Language

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
•failure to complete the refinancing transactions to address our Senior Notes due December 2027 and the Term Loan Facility due July 2028; and
•other risks and uncertainties, including those listed under Item 1A - Risk Factors in our Form 10-K and Item 1A - Risk Factors in this Form 10-Q.
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

Item 1 - Unaudited Condensed Consolidated Financial Statements
JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands, except share and per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net revenues	$798,507	$809,482	$2,338,467	$2,409,217
Cost of sales	660,896	668,568	1,970,850	2,012,822
Gross margin	$137,611	$140,914	$367,617	$396,395
Selling, general and administrative	116,178	137,705	400,445	430,952
Goodwill impairment (Note 6)	—	196,896	—	334,617
Restructuring and asset-related charges, net (Note 16)	12,657	8,837	18,713	32,225
Operating income (loss)	$8,776	$(202,524)	$(51,541)	$(401,399)
Interest expense, net	19,476	17,429	55,045	48,834
Loss on extinguishment and refinancing of debt (Note 10)	—	—	—	237
Other expense (income), net (Note 17)	3,651	(1,100)	8,140	(16,285)
Loss from continuing operations before taxes	$(14,351)	$(218,853)	$(114,726)	$(434,185)
Income tax expense (Note 11)	2,857	148,745	10,866	145,852
Loss from continuing operations, net of tax	$(17,208)	$(367,598)	$(125,592)	$(580,037)
Gain on sale of discontinued operations, net of tax	—	—	—	776
Net loss	$(17,208)	$(367,598)	$(125,592)	$(579,261)

Weighted average common shares outstanding (Note 14)
Basic	86,754,711	85,392,703	86,321,998	85,206,011
Diluted	86,754,711	85,392,703	86,321,998	85,206,011
Net loss per share from continuing operations
Basic	$(0.20)	$(4.30)	$(1.45)	$(6.81)
Diluted	$(0.20)	$(4.30)	$(1.45)	$(6.81)
Net income per share from discontinued operations
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Net loss per share
Basic	$(0.20)	$(4.30)	$(1.45)	$(6.80)
Diluted	$(0.20)	$(4.30)	$(1.45)	$(6.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net loss	$(17,208)	$(367,598)	$(125,592)	$(579,261)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(994)	96	(14,220)	62,752
Foreign currency hedge adjustments, net of tax expense (benefit) of $0, $203, $23, and $(189), respectively.	—	206	84	(597)
Interest rate hedge adjustments, net of tax benefit of $0, $(9), $0, and $0, respectively.	—	48	41	73
Commodity hedge adjustments, net of tax benefit of $0, $(34), $0, and $0, respectively.	—	(99)	—	—
Defined benefit pension plans, net of tax (benefit) expense of $(7), $99, $(5), and $0, respectively.	(47)	(80)	(259)	(284)
Total other comprehensive (loss) income, net of tax	(1,041)	171	(14,354)	61,944
Comprehensive loss	$(18,249)	$(367,427)	$(139,946)	$(517,317)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands, except share and per share data)	September 26, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$97,026	$136,103
Restricted cash	4,054	2,145
Accounts receivable, net (Note 3)	428,220	361,192
Inventories (Note 4)	436,190	444,102
Other current assets	82,003	73,202
Total current assets	1,047,493	1,016,744
Property and equipment, net (Note 5)	695,906	728,445
Deferred tax assets	14,991	16,289
Intangible assets, net (Note 7)	80,911	96,330
Operating lease assets, net	168,372	179,378
Other assets	62,128	65,628
Total assets	$2,069,801	$2,102,814
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable	$237,774	$237,280
Accrued payroll and benefits	88,672	93,827
Accrued expenses and other current liabilities (Note 8)	226,181	223,147
Current maturities of long-term debt (Note 10)	24,200	23,690
Total current liabilities	576,827	577,944
Long-term debt (Note 10)	1,256,875	1,149,614
Unfunded pension liability	22,050	24,357
Operating lease liability	144,362	158,565
Deferred credits and other liabilities	93,641	85,424
Deferred tax liabilities	16,238	14,694
Total liabilities	2,109,993	2,010,598
Commitments and contingencies (Note 20)
Shareholders’ (deficit) equity
Preferred Stock, par value $0.01 per share, 90,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: 900,000,000 shares authorized, par value $0.01 per share, 86,763,382 and 85,489,683 shares issued and outstanding, respectively	867	854
Additional paid-in capital	790,840	783,315
Accumulated deficit	(767,154)	(641,562)
Accumulated other comprehensive loss	(64,745)	(50,391)
Total shareholders’ (deficit) equity	(40,192)	92,216
Total liabilities and shareholders’ (deficit) equity	$2,069,801	$2,102,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended
	September 26, 2026		September 27, 2025
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	86,610,380	$865	85,338,335	$853
Shares issued for exercise/vesting of share-based compensation awards	155,437	2	88,242	1
Shares surrendered for tax obligations for employee share-based transactions	(2,435)	—	(12,772)	—
Balance at period end	86,763,382	$867	85,413,805	$854
Additional paid-in capital
Balance at beginning of period		$789,589		$776,680
Shares issued for exercise/vesting of share-based compensation awards		(1)		(1)
Shares surrendered for tax obligations for employee share-based transactions		(4)		(23)
Amortization of share-based compensation		1,929		4,267
Balance at period end		$791,513		$780,923
Employee stock notes
Balance at beginning of period		$(673)		$(673)
Balance at period end		(673)		(673)
Balance at period end		$790,840		$780,250
Accumulated deficit
Balance at beginning of period		$(749,946)		$(232,016)
Net loss		(17,208)		(367,598)
Balance at period end		$(767,154)		$(599,614)
Accumulated other comprehensive loss
Balance at beginning of period		$(63,704)		$(67,722)
Foreign currency translation adjustments		(994)		96
Unrealized gain on foreign currency hedges, net of tax		—		206
Unrealized gain on interest rate hedges, net of tax		—		48
Unrealized loss on commodity hedges, net of tax		—		(99)
Net actuarial pension loss, net of tax		(47)		(80)
Balance at period end		$(64,745)		$(67,551)

Total shareholders’ (deficit) equity at period end		$(40,192)		$113,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Nine Months Ended
	September 26, 2026		September 27, 2025
(amounts in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount
Preferred stock, $0.01 par value per share	—	$—	—	$—
Common stock, $0.01 par value per share
Balance at beginning of period	85,489,683	$854	84,653,408	$846
Shares issued for exercise/vesting of share-based compensation awards	1,366,100	14	859,606	9
Shares surrendered for tax obligations for employee share-based transactions	(92,401)	(1)	(99,209)	(1)
Balance at period end	86,763,382	$867	85,413,805	$854
Additional paid-in capital
Balance at beginning of period		$783,988		$769,737
Shares issued for exercise/vesting of share-based compensation awards		(8)		(5)
Shares surrendered for tax obligations for employee share-based transactions		(247)		(737)
Reclassification of share-based awards to liability		(90)
Amortization of share-based compensation		7,870		11,298
Balance at period end		$791,513		$780,923
Employee stock notes
Balance at beginning of period		$(673)		$(673)
Balance at period end		(673)		(673)
Balance at period end		$790,840		$780,250
Accumulated deficit
Balance at beginning of period		$(641,562)		$(20,353)
Net loss		(125,592)		(579,261)
Balance at period end		$(767,154)		$(599,614)
Accumulated other comprehensive loss
Balance at beginning of period		$(50,391)		$(129,495)
Foreign currency translation adjustments		(14,220)		62,752
Unrealized gain (loss) on foreign currency hedges, net of tax		84		(597)
Unrealized gain on interest rate hedges, net of tax		41		73
Net actuarial pension loss, net of tax		(259)		(284)
Balance at period end		$(64,745)		$(67,551)

Total shareholders’ (deficit) equity at period end		$(40,192)		$113,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JELD-WEN HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES
Net loss	$(125,592)	$(579,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,313	83,036
Deferred income taxes	1,773	136,601
Net loss (gain) on sale of business, property, and equipment	257	(2,360)
Goodwill impairment	—	334,617
Adjustment to carrying value of assets	15,472	5,125
Amortization of deferred financing costs	1,741	1,756
Loss on extinguishment and refinancing of debt	—	237
Gain on sale of discontinued operations, net of tax	—	(1,040)
Share-based compensation expense	11,596	11,928
Other items, net	11,800	4,655
Net change in operating assets and liabilities:
Accounts receivable, net	(74,226)	(37,362)
Inventories	1,389	9,062
Other assets	(3,397)	8,206
Accounts payable	5,995	21,058
Accrued expenses	(7,099)	(25,978)
Change in short-term and long-term tax liabilities	1,204	(7,980)
Net cash used in operating activities	$(72,774)	$(37,700)
INVESTING ACTIVITIES
Purchases of property and equipment	(52,466)	(90,336)
Proceeds from sale of business, property, and equipment	2,283	2,757
Purchases of intangible assets	(4,688)	(13,558)
Proceeds related to the court-ordered divestiture of Towanda	—	110,661
Cash received for notes receivable	174	9
Cash received from insurance proceeds	37	766
Purchases of securities for deferred compensation plan	(450)	(712)
Net cash (used in) provided by investing activities	$(55,110)	$9,587
FINANCING ACTIVITIES
Change in long-term debt and payments of debt extinguishment costs	92,962	(20,961)
Common stock issued for exercise of options	6	4
Payments to tax authorities for employee share-based compensation	(218)	(736)
Payments related to the sale of JW Australia	(203)	(812)
Net cash provided by (used in) financing activities	$92,547	$(22,505)
Effect of foreign currency exchange rates on cash	(1,831)	7,976
Net decrease in cash, cash equivalents, and restricted cash	$(37,168)	$(42,642)
Cash, cash equivalents, and restricted cash, beginning	138,248	151,047
Cash, cash equivalents, and restricted cash, ending	$101,080	$108,405
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
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of September 26, 2026, and for the three and nine months ended September 26, 2026 and September 27, 2025, have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 26, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying consolidated balance sheet as of December 31, 2025, was derived from audited financial statements included in our Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

CARES Act – In the second quarter of 2025, the Company received a $6.8 million cash payment from the U.S. government for the reimbursement of the ERC, $0.8 million of which was interest income. The interest income was recognized in interest expense, net in the accompanying unaudited condensed consolidated statements of operations in the second quarter of 2025.
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
Tariff Refunds – The Company accounts for tariff refunds as gain contingencies and recognizes such refunds when realized or realizable. Following recent legal and administrative developments regarding certain tariffs imposed under the IEEPA, CBP communicated an implementation process for potential tariff refunds. During the three and nine months ended September 26, 2026, the Company recognized tariff refunds, net of amounts required to be remitted to third parties, primarily as a reduction of cost of sales, with nominal amounts recognized in other expense (income), net and interest expense, net, or as a reduction in cost of capitalized equipment, as applicable. Refunds recognized as a reduction of cost of sales were approximately $11.6 million and $12.6 million for the three and nine months ended September 26, 2026, respectively, in the accompanying unaudited condensed consolidated statements of operations.
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
At September 26, 2026 and December 31, 2025, we had an allowance for credit losses of $10.8 million and $11.1 million, respectively.
Note 4. Inventories
Inventories are stated at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs.

(amounts in thousands)	September 26, 2026	December 31, 2025
Raw materials	$347,563	$365,418
Work in process	24,860	21,988
Finished goods	87,224	85,642
Inventory valuation reserves	(23,457)	(28,946)
Total inventories	$436,190	$444,102
Note 5. Property and Equipment, Net

(amounts in thousands)	September 26, 2026	December 31, 2025
Property and equipment	$2,097,343	$2,102,835
Accumulated depreciation	(1,401,437)	(1,374,390)
Total property and equipment, net	$695,906	$728,445
We recorded accelerated depreciation of our plant and equipment of $3.3 million and $3.5 million during the three and nine months ended September 26, 2026, respectively, and $1.5 million and $2.4 million during the three and nine months ended September 27, 2025, respectively, within restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
During the three and nine months ended September 26, 2026, we recorded impairment charges of $2.5 million and $5.6 million, respectively, within SG&A and accelerated depreciation of $1.3 million in the nine months ended September 26, 2026, within cost of sales in the accompanying unaudited condensed consolidated statement of operations, each related to property and equipment identified through our North America equipment capacity optimization review. The impaired assets were written down to estimated fair values because the assets had no expected future use or alternative market.
Currency translation decreased the carrying value of our foreign property and equipment, net, by $8.1 million as of September 26, 2026 compared to December 31, 2025.
Depreciation expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of sales	$20,878	$20,070	$63,761	$58,753
Selling, general, and administrative	1,124	1,193	3,436	3,528
Total depreciation expense	$22,002	$21,263	$67,197	$62,281

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
Note 7. Intangible Assets, Net
The cost and accumulated amortization values of our intangible assets were as follows:

	September 26, 2026
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$125,391	$(109,260)	$16,131
Software	90,815	(48,288)	42,527
Trademarks and trade names	32,517	(15,596)	16,921
Patents, licenses, and rights	12,565	(7,233)	5,332
Total amortizable intangibles	$261,288	$(180,377)	$80,911

	December 31, 2025
(amounts in thousands)	Cost	Accumulated Amortization	Net Book Value
Customer relationships and agreements	$127,659	$(106,339)	$21,320
Software	89,225	(40,708)	48,517
Trademarks and trade names	32,804	(14,510)	18,294
Patents, licenses, and rights	14,931	(6,732)	8,199
Total amortizable intangibles	$264,619	$(168,289)	$96,330
During the nine months ended September 26, 2026, we recorded impairment charges of $4.5 million within SG&A in the accompanying unaudited condensed consolidated statement of operations related to intangible assets within our North America reportable segment for which no future use was identified. These charges consisted of $2.7 million related to windows manufacturing technology and $1.8 million related to logistics technology.
Amortization expense was recorded as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Amortization expense	$4,857	$5,671	$14,937	$16,748

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	September 26, 2026	December 31, 2025
Accrued sales and advertising rebates	$66,775	$72,840
Current portion of operating lease liability	40,068	33,761
Non-income-related taxes	26,856	18,786
Current portion of warranty liability (Note 9)	20,279	21,321
Accrued freight	21,541	14,779
Current portion of accrued claim costs relating to self-insurance programs	13,916	15,166
Accrued expenses	12,403	17,958
Accrued interest payable	9,838	9,224
Current portion of restructuring accrual (Note 16)	7,106	9,003
Deferred revenue and customer deposits	4,423	4,946
Legal claims provision (Note 20)	1,945	3,156
Accrued income taxes payable	720	1,583
Current portion of derivative liability (Note 18)	311	624
Total accrued expenses and other current liabilities	$226,181	$223,147
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
An analysis of our warranty liability is as follows:

(amounts in thousands)	September 26, 2026	September 27, 2025
Balance as of January 1,	$40,676	$47,289
Current period charges	18,379	6,432
Payments	(21,107)	(17,848)
Currency translation	(284)	849
Balance at period end	37,664	36,722
Current portion	(20,279)	(20,222)
Long-term portion	$17,385	$16,500
The most significant component of our warranty liability was in the North America segment. As of September 26, 2026, the warranty liability in the North America segment totaled $34.3 million. Certain future estimated cash flows underlying this liability were discounted at rates between 4.25% and 4.62%. Without discounting those cash flows, the North America warranty liability would have been approximately $2.8 million higher.

Note 10. Long-Term Debt
Our long-term debt, net of unamortized debt issuance costs and original issue discounts, consisted of the following:

(amounts in thousands)	September 26, 2026 Interest Rates	September 26, 2026	December 31, 2025	Maturity Date
ABL Facility	5.10%(1)	$115,000	$—	3/26/2028
Senior Notes due December 2027	4.88%	400,000	400,000	12/15/2027
Term Loan Facility due July 2028	5.80%(1)	372,844	375,525	7/28/2028
Senior Notes due September 2032	7.00%	350,000	350,000	8/15/2032
Finance leases and other financing arrangements	1.00% - 8.28%(1)	48,507	54,458
Total debt		$1,286,351	$1,179,983
Unamortized debt issuance costs and original issue discounts		(5,276)	(6,679)
Current maturities of long-term debt		(24,200)	(23,690)
Long-term debt		$1,256,875	$1,149,614
(1)Represents the interest rate or range of interest rates as of September 26, 2026. Term Loan Facility due July 2028, ABL Facility, and certain finance leases and other financing arrangements are subject to variable interest rates.
Summaries of our significant debt arrangements as of September 26, 2026, are as follows:
Our total indebtedness as of September 26, 2026, was $1.29 billion, of which $24.2 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million in Senior Notes due December 2027 for which we do not expect cash flows from operations to be sufficient to repay those notes in full at maturity. On September 29, 2026, we entered into a commitment and consent letter relating to refinancing of the Senior Notes due December 2027 and the Term Loan Facility due July 2028. The transactions have not been completed as of the date these unaudited condensed consolidated financial statements were issued and remain subject to closing conditions. If the transactions are not completed, we would evaluate other available financing or strategic alternatives. However, failure to complete the transactions could have a material adverse impact on our access to liquidity, results of operations, and financial condition. Refer to Note 22 - Subsequent Event to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
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
In August 2024, we utilized a portion of the proceeds received from our issuance of $350.0 million of Senior Notes to repay $150.0 million of the outstanding balance of our Term Loan Facility. As of September 26, 2026, the outstanding principal balance, net of original issue discount, was $372.7 million.
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
As of September 26, 2026, we had $115.0 million outstanding net borrowings under the ABL Facility, $49.9 million in letters of credit, and $171.6 million available under the ABL Facility.
Finance leases and other financing arrangements
In addition to finance leases, we include loans secured by equipment in this category. As of September 26, 2026, we had $48.5 million outstanding in this category, with maturities ranging from 2026 to 2032.
As of September 26, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Note 11. Income Taxes
The effective income tax rate for continuing operations was (19.9)% and (9.5)% for the three and nine months ended September 26, 2026, and (68.0)% and (33.6)% for the three and nine months ended September 27, 2025, respectively.
The Company recorded income tax expense of $2.9 million and $10.9 million in the three and nine months ended September 26, 2026, respectively, and income tax expense of $148.7 million and $145.9 million from continuing operations in the three and nine months ended September 27, 2025, respectively. We applied our estimated annual effective tax rate to year-to-date income or loss for includable entities during the respective periods. Entities that are currently generating losses and for which there is a full valuation allowance are excluded from the worldwide effective tax rate calculation and are calculated separately.
Under ASC 740-10, we recognize UTPs and related interest expense by adjusting unrecognized tax benefits and accrued interest, as applicable. We recognize potential interest and penalties related to UTPs in income tax expense. As of September 26, 2026 and December 31, 2025, we had a liability for unrecognized tax benefits without regard to accrued interest of $45.4 million and $47.5 million, respectively.
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

The following tables set forth certain information relating to our segments’ operations:

	Three Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$529,656	$268,851	$798,507
Intersegment net revenues	66	1,936	2,002
Total segment net revenues	$529,722	$270,787	$800,509

Reconciliation of Revenue
Elimination of intersegment net revenues			(2,002)
Total consolidated net revenues			$798,507

Less:
Adjusted cost of sales	$445,244	$214,365	$659,609
Adjusted selling, general and administrative	53,006	44,891	97,897
Other segment items(1)	(16,937)	(5,410)	(22,347)
Adjusted EBITDA	$48,343	$15,005	$63,348

Total reportable segment Adjusted EBITDA			$63,348
Less:
Depreciation and amortization			27,974
Interest expense, net			19,476
Corporate and unallocated costs			8,904
Special items:
Net legal and professional expenses and settlements			1,266
Restructuring and asset-related charges, net			12,657
M&A related costs, net			(2,393)
Net gain on sale of business, property and equipment			(136)
Share-based compensation expense			4,166
Other special items(2)			5,785
Loss, before tax			$(14,351)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Foreign currency losses.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity primarily included North America impairment charges of $2.5 million recognized in connection with the Company’s North America equipment capacity optimization review and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.

	Three Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,380	$8,227	$2,367	$27,974
Capital expenditures	5,163	6,514	874	12,551
Segment assets	1,229,540	700,404	139,857	2,069,801

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$546,135	$263,347	$809,482
Intersegment net revenues	73	13	86
Total segment net revenues	$546,208	$263,360	$809,568

Reconciliation of Revenue
Elimination of intersegment net revenues			(86)
Total consolidated net revenues			$809,482

Less:
Adjusted cost of sales	$459,897	$208,263	$668,160
Adjusted selling, general and administrative	65,460	45,294	110,754
Other segment items(1)	(16,898)	(6,256)	(23,154)
Adjusted EBITDA from continuing operations	$37,676	$16,046	$53,722

Total reportable segment Adjusted EBITDA from continuing operations			$53,722
Less:
Depreciation and amortization			28,311
Interest expense, net			17,429
Corporate and unallocated costs			9,311
Special items:
Net legal and professional expenses and settlements			5,776
Goodwill impairment			196,896
Restructuring and asset-related charges, net			8,837
M&A related costs, net			2,373
Share-based compensation expense			4,267
Other special items			(625)
Loss from continuing operations, before tax			$(218,853)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Pension expense, gain on derivatives, and foreign currency losses.
Europe - Foreign currency losses and pension expense.

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$17,271	$8,493	$2,547	$28,311
Capital expenditures	16,489	9,274	1,992	27,755
Segment assets	1,321,982	701,491	148,281	2,171,754

	Nine Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,510,890	$827,577	$2,338,467
Intersegment net revenues	66	2,127	2,193
Total segment net revenues	$1,510,956	$829,704	$2,340,660

Reconciliation of Revenue
Elimination of intersegment net revenues			(2,193)
Total consolidated net revenues			$2,338,467

Less:
Adjusted cost of sales	$1,302,880	$662,398	$1,965,278
Adjusted selling, general and administrative	168,798	148,517	317,315
Other segment items(1)	(53,425)	(18,597)	(72,022)
Adjusted EBITDA	$92,637	$35,259	$127,896

Total reportable segment Adjusted EBITDA			$127,896
Less:
Depreciation and amortization			86,313
Interest expense, net			55,045
Corporate and unallocated costs			25,041
Special items:
Net legal and professional expenses and settlements			16,861
Restructuring and asset-related charges, net			18,713
M&A related costs, net			8,556
Net gain on sale of business, property, and equipment			(136)
Share-based compensation expense			11,596
Other special items(2)			20,633
Loss, before tax			$(114,726)
(1)Other segment items include depreciation and amortization, which are regularly provided to the CODM by segment but are not included in the measure of segment profit, and other items excluded from the significant expense categories regularly provided to the CODM, which included:
North America - Foreign currency losses.
Europe - Foreign currency losses and pension expense.
(2)Other special items not core to ongoing business activity primarily included North America impairment charges of $5.6 million recognized in connection with the Company’s North America equipment capacity optimization review, $3.0 million of impairment and other related charges related to windows manufacturing technology, and $1.8 million of impairment charges related to logistics technology, each of which was determined to have no future use, $2.5 million related to post-production expenses for closed facilities in North America, $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture, $2.0 million related to build-out costs for a new production site in the United Kingdom in our Europe reporting segment, and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.

	Nine Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Depreciation and amortization	$54,589	$24,850	$6,874	$86,313
Capital expenditures	27,642	25,941	3,571	57,154
Segment assets	1,229,540	700,404	139,857	2,069,801

	Nine Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Total
Revenues from external customers	$1,632,373	$776,844	$2,409,217
Intersegment net revenues	106	502	608
Total segment net revenues	$1,632,479	$777,346	$2,409,825

Reconciliation of Revenue
Elimination of intersegment net revenues			(608)
Total consolidated net revenues			$2,409,217

Less:
Adjusted cost of sales	$1,393,433	$618,279	$2,011,712
Adjusted selling, general and administrative	204,944	136,231	341,175
Other segment items(1)	(53,953)	(21,395)	(75,348)
Adjusted EBITDA from continuing operations	$87,949	$43,729	$131,678

Total reportable segment Adjusted EBITDA from continuing operations			$131,678
Less:
Depreciation and amortization			83,036
Interest expense, net			48,834
Corporate and unallocated costs			26,380
Special items:
Net legal and professional expenses and settlements			26,299
Goodwill impairment			334,617
Restructuring and asset-related charges, net			32,225
M&A related costs, net			1,867
Net gain on sale of business, property, and equipment			(2,827)
Loss on extinguishment and refinancing of debt			237
Share-based compensation expense			11,928
Other special items			3,267
Loss from continuing operations, before tax			$(434,185)
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

Common Stock – Common Stock includes the par value of outstanding shares plus amounts recorded as additional paid-in capital. Shares outstanding exclude the shares issued to the Employee Benefit Trust that are considered similar to treasury shares and total 193,941 shares at both September 26, 2026 and December 31, 2025, with a total original issuance value of $12.4 million.
We record share repurchases on their trade date. Repurchased shares are retired, and the excess of the repurchase price over the par value of the shares is charged to retained earnings. Amounts for repurchases that have not settled as of the period end are recorded in accounts payable.
On July 28, 2022, the Board of Directors reduced our previous repurchase authorization of $400.0 million to a total aggregate value of $200.0 million with no expiration date. As of September 26, 2026, $175.7 million remained under the repurchase program.
Note 14. Loss Per Share
The basic and diluted loss per share calculations were determined based on the following share data:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Weighted average outstanding shares of Common Stock basic	86,754,711	85,392,703	86,321,998	85,206,011
Restricted stock units, performance share units and options to purchase Common Stock	—	—	—	—
Weighted average outstanding shares of Common Stock diluted	86,754,711	85,392,703	86,321,998	85,206,011
For the three and nine months ended September 26, 2026 and September 27, 2025, we had net losses from operations. As a result, no potentially dilutive securities were included in the denominator for computing diluted loss per share as their inclusion would have been antidilutive.
The following table provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted loss per share as their inclusion would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Common Stock options	1,240,400	1,502,177	1,265,865	1,612,744
RSUs	1,263,566	2,063,811	2,036,325	1,709,057
PSUs	531,520	770,003	549,176	170,826
Note 15. Share-based Compensation
The activity under our incentive plans for the periods presented is reflected in the following tables:

	Three Months Ended
	September 26, 2026		September 27, 2025
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options cancelled	14,245	$27.24	428,353	$25.95

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	153,306	$1.44	27,586	$4.29
PSUs granted	399,458	$1.84	—	$—

	Nine Months Ended
	September 26, 2026		September 27, 2025
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options granted	—	$—	536,432	$9.05
Options cancelled	60,516	$26.61	500,795	$25.64

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs granted	3,004,154	$2.02	2,314,985	$8.09
PSUs granted	4,666,413	$1.84	620,673	$9.47
PSUs performance adjustment	(181,281)	$—	—	$—
Share-based compensation expense was $4.2 million and $11.6 million for the three and nine months ended September 26, 2026, and $4.2 million and $11.9 million for the three and nine months ended September 27, 2025, respectively. As of September 26, 2026, we had $25.4 million of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.
During the first quarter of 2026, the Company modified certain underwater stock options and a subset of 2024 PSUs to require cash settlement. For the modified underwater stock options, the modification resulted in a classification change from equity to liability. In accordance with ASC 718, the Company records a share-based compensation liability for the modified options measured at fair value and remeasured at each reporting date until settlement, with changes recognized in share-based compensation expense included within SG&A in the accompanying unaudited condensed consolidated statements of operations. As of September 26, 2026, the Company measured the share-based compensation liability for the modified underwater stock options using a Black-Scholes valuation. The Company also granted cash-settled PSUs during 2026 that are classified as liability awards and remeasured at fair value at each reporting date until settlement, with changes recognized in share-based compensation expense. For the cash-settled subset of the 2024 PSUs, the Company currently assesses the performance conditions as not probable. Accordingly, no share-based compensation expense or related liability has been recognized for these awards during the three and nine months ended September 26, 2026. The Company will assess the probability of achievement at each reporting date and, if performance conditions become probable, will recognize share-based compensation expense and a related liability, with subsequent remeasurement through earnings until settlement.
Note 16. Restructuring and Asset-Related Charges, Net
We engage in restructuring activities intended to simplify and optimize our operating structure, reduce costs, and improve productivity and operating margins. Restructuring costs primarily include severance and other employee-related costs associated with workforce reductions, plant consolidations and closures, and changes to the management structure to align with our operations. Other restructuring associated costs, net primarily consist of equipment relocation and facility restoration costs. Asset-related charges, net primarily consist of accelerated depreciation and amortization resulting from changes in the estimated useful lives of assets affected by restructuring activities.

The following tables summarize the restructuring and asset-related charges, net for the periods indicated:

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Three Months Ended September 26, 2026
Restructuring severance and employee-related charges, net	$932	$6,592	$30	$7,554
Other restructuring associated costs, net	159	1,602	—	1,761
Asset-related charges, net	3,342	—	—	3,342
Other restructuring associated costs and asset-related charges, net	3,501	1,602	—	5,103
Total restructuring and asset-related charges, net	$4,433	$8,194	$30	$12,657
Three Months Ended September 27, 2025
Restructuring severance and employee-related charges, net	$2,419	$669	$966	$4,054
Other restructuring associated costs, net	831	2,437	—	3,268
Asset-related charges, net	675	840	—	1,515
Other restructuring associated costs and asset-related charges, net	1,506	3,277	—	4,783
Total restructuring and asset-related charges, net	$3,925	$3,946	$966	$8,837

(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Nine Months Ended September 26, 2026
Restructuring severance and employee-related charges, net(1)	$2,880	$7,258	$418	$10,556
Other restructuring associated costs, net	633	3,993	—	4,626
Asset-related charges, net	3,342	189	—	3,531
Other restructuring associated costs and asset-related charges, net	3,975	4,182	—	8,157
Total restructuring and asset-related charges, net	$6,855	$11,440	$418	$18,713
Nine Months Ended September 27, 2025
Restructuring severance and employee-related charges, net(2)	$14,545	$4,902	$1,691	$21,138
Other restructuring associated costs, net	2,500	5,575	—	8,075
Asset-related charges, net	1,962	1,050	—	3,012
Other restructuring associated costs and asset-related charges, net	4,462	6,625	—	11,087
Total restructuring and asset-related charges, net	$19,007	$11,527	$1,691	$32,225
(1)In the second quarter of fiscal 2026, the Company implemented a reduction in force, which was substantially complete as of the same quarter. The charges incurred in the nine months ended September 26, 2026, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statement of operations and include $0.4 million within Corporate and unallocated costs.
(2)In the first quarter of fiscal 2025, the Company implemented a reduction in force, which was substantially complete as of the same quarter. The charges incurred in the nine months ended September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations and include $0.7 million within Corporate and unallocated costs. In the third quarter of fiscal 2025, the Company implemented an additional reduction in force, which was substantially complete as of the same quarter. The charges incurred in the three and nine months ended September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations and include $1.0 million within Corporate and unallocated costs.

The following is a summary of the restructuring accruals recorded, and charges incurred:

(amounts in thousands)	September 26, 2026	September 27, 2025
Balance as of January 1,	$9,003	$7,605
Current period charges, net	15,182	29,214
Payments	(16,930)	(29,011)
Currency translation	(149)	507
Balance at period end	$7,106	$8,315
Restructuring accruals are expected to be paid within the next twelve months and are included within accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
North America
From 2023 to 2025, we announced plans to transform our North American operations by changing the operating structure, eliminating certain roles, and rationalizing our manufacturing footprint. As of September 26, 2026, we have substantially completed the closure of all previously disclosed facilities in North America.
In 2026, we announced additional plans after identifying further opportunities to optimize our North American structure. As of September 26, 2026, the remaining restructuring accrual for our North America initiatives is $0.9 million, and the remaining cash outlay is expected to be $5.6 million.
Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Restructuring severance and employee-related charges, net(1)	$37,600	$37,433	$932	$2,419	$2,880	$14,545
Other restructuring associated costs, net(1)	17,800	13,117	159	831	633	2,500
Product-related cash charges(2)	6,700	6,719	—	600	—	734
Total cash charges	$62,100	$57,269	$1,091	$3,850	$3,513	$17,779
Asset-related charges, net(1)	27,300	27,316	3,342	675	3,342	1,962
Inventory and other product-related non-cash charges, net(3)	8,800	8,499	(279)	(1,420)	(644)	2,927
Total non-cash charges	$36,100	$35,815	$3,063	$(745)	$2,698	$4,889
Total costs	$98,200	$93,084	$4,154	$3,105	$6,211	$22,668

Total cash outlays(4)	$68,700	$63,077	$1,453	$4,926	$6,408	$17,243
(1)The charges incurred in the three and nine months ended September 26, 2026 and September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.
(2)The product-related cash charges incurred in the three and nine months ended September 27, 2025, were recorded as a reduction of net revenues in the accompanying unaudited condensed consolidated statement of operations.
(3)The inventory and other product-related non-cash charges, net in the nine months ended September 26, 2026, and in the three and nine months ended September 27, 2025, were included in cost of sales in the accompanying unaudited condensed consolidated statements of operations.
(4)Total cash outlays include $5.5 million of cash payments related to debt repayment for financed equipment, and a $0.9 million lease termination fee.
Europe
From 2023 to 2025, we announced plans to transform our European operations by changing the operating structure, eliminating certain roles, and rationalizing our manufacturing footprint. As of September 26, 2026, we have substantially completed the closure of all previously disclosed facilities in Europe.

During the third quarter of 2026, we announced additional plans after identifying further opportunities to optimize our European structure. As of September 26, 2026, the remaining restructuring accrual for our Europe initiatives is $6.2 million, and the remaining cash outlay is expected to be $9.1 million.
Costs and cash outlays associated with the plans are as follows:

	Total Estimated Costs	Cumulative Costs to-date	Costs in the Three Months Ended		Costs in the Nine Months Ended
(amounts in thousands)			September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Restructuring severance and employee-related charges, net(1)	$40,800	$38,147	$6,592	$669	$7,258	$4,902
Other restructuring associated costs, net(1)	18,100	17,711	1,602	2,437	3,993	5,575
Total cash charges	$58,900	$55,858	$8,194	$3,106	$11,251	$10,477
Asset-related charges, net(1)	2,700	1,973	—	840	189	1,050
Total costs	$61,600	$57,831	$8,194	$3,946	$11,440	$11,527

Total cash outlays	$58,900	$49,821	$3,916	$3,783	$9,094	$12,872
(1)The charges incurred in the three and nine months ended September 26, 2026 and September 27, 2025, were included in restructuring and asset-related charges, net in the accompanying unaudited condensed consolidated statements of operations.
Note 17. Other Expense (Income), Net
The table below summarizes the amounts included in other expense (income), net in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Foreign currency losses, net	$2,531	$1,917	$5,545	$1,636
Expense (income) related to China antidumping and countervailing duties(1)	599	—	599	(2,859)
Pension expense	470	893	1,427	2,652
Governmental assistance	(1)	—	(8)	(137)
Court-ordered Towanda divestiture-related costs(2)	—	—	1,166	—
Insurance reimbursements	—	(511)	(37)	(766)
Legal settlement income(3)	—	—	—	(3,750)
Cash received on real estate investment(4)	—	(2,933)	—	(11,362)
Gains on commodity derivatives	—	(288)	—	(925)
Other items, net	52	(178)	(552)	(774)
Total other expense (income), net	$3,651	$(1,100)	$8,140	$(16,285)
(1)Represents expense for payments and income from the refund of deposits for antidumping and countervailing duties on wood mouldings and millwork products purchased from China during 2020 to 2023.
(2)Represents costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture.
(3)Represents insurance recovery from a previously settled lawsuit.
(4)Cash received on real estate investment represents recovery of an investment in real estate development in Mexico.

Note 18. Derivative Financial Instruments
Foreign currency derivatives not designated as hedges – As a multinational corporation, we are exposed to foreign currency fluctuations. When borrowings, sales, purchases, or other transactions are denominated in a currency other than the operating unit’s functional currency, we are exposed to foreign currency risk. In most of the countries in which we operate, this exposure to foreign currency movements is limited because operating revenues and expenses of our business units are substantially denominated in the local currency. To mitigate this exposure, we may enter into foreign currency derivative contracts. As of September 26, 2026, we had foreign currency derivative contracts with a total notional amount of $150.2 million to manage the effects of exchange fluctuations on certain intercompany transactions and intercompany loans and interest denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income), net on our unaudited condensed consolidated statements of operations.
Foreign currency derivatives designated as cash flow hedges – At the end of 2024, we implemented a hedging program to manage variability in cash flows associated with the amounts payable on raw material purchases denominated in foreign currencies. Gains and losses on foreign currency derivative contracts that qualify as cash flow hedges are recorded in AOCL, to the extent the hedges are effective, and are reclassified into cost of sales on our unaudited condensed consolidated statements of operations when the underlying transactions affect net earnings. This cash flow hedging program continued during 2025 and concluded during the fourth quarter of 2025 with no outstanding cash flow hedge derivative contracts as of September 26, 2026 and December 31, 2025, respectively.
No portion of these derivative contracts was deemed ineffective during the three and nine months ended September 27, 2025. In other comprehensive (loss) income, we recorded a pre-tax mark-to-market gain of $0.5 million and a loss of $0.4 million during the three and nine months ended September 27, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and nine months ended September 26, 2026.
Commodity derivatives not designated as hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid, we may enter into non-designated derivative contracts to manage the cost of anticipated purchases. We do not use derivative financial instruments for trading or speculative purposes. We record mark-to-market changes in the values of these derivatives as well as settlements of derivative contracts in other expense (income), net on our unaudited condensed consolidated statements of operations. We had no open commodity forward swap contracts as of September 26, 2026.
Commodity derivatives designated as cash flow hedges – As part of our operations, we are exposed to price changes in certain commodities used in the production of some of our finished products. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we may enter into commodity forward swap contracts that are designated as cash flow hedges. Accordingly, the related gains or losses are reported in AOCL and reclassified into cost of sales, in the periods in which the hedged transactions affect earnings. We had no open commodity forward contracts as of September 26, 2026 and December 31, 2025. We recorded pre-tax mark-to-market losses of $0.1 million and no pre-tax mark-to-market gains or losses during the three and nine months ended September 27, 2025, respectively. We did not record any pre-tax mark-to-market losses or gains during the three and nine months ended September 26, 2026.
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
No portion of these interest rate contracts was deemed ineffective during the three and nine months ended September 26, 2026 and September 27, 2025. In other comprehensive (loss) income, we did not record any pre-tax mark-to market losses or gains during the three months ended September 26, 2026 and September 27, 2025, respectively. In other comprehensive (loss) income, we recorded a nominal pre-tax mark-to-market loss during the nine months ended September 26, 2026. We recorded pre-tax mark-to-market losses of $0.1 million during the nine months ended September 27, 2025.
As of September 26, 2026, no unrealized gains or losses are expected to be reclassified to earnings over the next twelve months.

The fair values of derivative instruments held are as follows:

	Derivative Assets
(amounts in thousands)	Balance Sheet Location	September 26, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$510	$539

	Derivative Liabilities
(amounts in thousands)	Balance Sheet Location	September 26, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses and other current liabilities	$—	$41
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$311	$583
The effect of derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

	Location of (Loss) Gain Recognized in Condensed Consolidated Statements of Operations	Amount of (Loss) Gain Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
(amounts in thousands)		September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Cost of sales	$—	$(183)	$(55)	$(347)
Commodity contracts	Cost of sales	—	52	—	462
Interest rate contracts	Interest expense, net	—	—	(39)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense (income), net	$(2,860)	$2,417	$(6,486)	$2,366
Commodity contracts	Other expense (income), net	—	288	—	925
Total		$(2,860)	$2,574	$(6,580)	$3,406
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
Level 3 – Unobservable inputs that are not corroborated by market data.

The recorded carrying amounts and fair values of these instruments were as follows:

	September 26, 2026
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,806	$16,806	$16,806	$—	$—
Derivative assets, recorded in other current assets	510	510	—	510	—
Deferred compensation plan assets, recorded in other assets	5,964	5,964	—	5,964	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,286,351	$1,032,653	$—	$1,032,653	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	311	311	—	311	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,902	5,902	—	5,902	—

	December 31, 2025
(amounts in thousands)	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$65,386	$65,386	$65,386	$—	$—
Derivative assets, recorded in other current assets	539	539	—	539	—
Deferred compensation plan assets, recorded in other assets	5,773	5,773	—	5,773	—
Liabilities:
Debt, recorded in long-term debt and current maturities of long-term debt	$1,179,983	$974,915	$—	$974,915	$—
Derivative liabilities, recorded in accrued expenses and other current liabilities	624	624	—	624	—
Deferred compensation plan liabilities, recorded in deferred credits and other liabilities	5,778	5,778	—	5,778	—
Derivative assets and liabilities reported in level 2 primarily include: (1) as of September 26, 2026, foreign currency derivative contracts; (2) as of December 31, 2025, foreign currency derivative contracts and interest rate collar agreements. Refer to Note 18 - Derivative Financial Instruments to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Deferred compensation plan assets reported in level 2 consist of mutual funds and corporate-owned life insurance.
There are no material non-financial assets or liabilities as of September 26, 2026 or December 31, 2025.
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
Other than the matters described below, there were no proceedings or litigation matters involving the Company or its property as of September 26, 2026, that we believe would have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our operating results for a particular reporting period.

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
On May 1, 2024, JWI filed a motion to modify the Amended Final Judgment (the “Motion”) with the Eastern District of Virginia to vacate all court orders requiring divestiture of the Company’s Towanda operations and certain related assets (“Towanda”) considering changed industry and market factors and conditions. The court-mandated divestiture process continued while the court reviewed the Motion. On October 25, 2024, the Special Master submitted a Report and Recommendation to the court recommending that the court approve the divestiture of Towanda to Woodgrain Inc. (“Woodgrain”) for approximately $115.0 million, subject to customary closing adjustments. On November 14, 2024, JWI and Steves each filed certain objections to the Report and Recommendation. On December 13, 2024, the court adopted the Special Master’s Report and Recommendation, denying JWI’s Motion, overruling JWI’s objections, and sustaining in part and overruling in part Steves’ objections. The court-ordered divestiture closed on January 17, 2025. On February 6, 2025, JELD-WEN filed a notice of appeal (the “Appeal”). The parties’ appellate briefing was completed on September 3, 2025, and oral argument was held on January 29, 2026.

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
On March 30, 2026, we entered into a confidential settlement agreement with Steves to resolve the Original Action, including the Appeal, and certain other claims. As a result of the settlement: (i) on April 2, 2026, Steves withdrew its pending Motion to Enforce the Amended Final Judgment, which was filed on December 29, 2025; (ii) on April 2, 2026, the parties and Woodgrain filed a joint stipulation of voluntary dismissal of the Appeal in the Fourth Circuit; and (iii) on April 10, 2026, the parties and Woodgrain filed a joint statement of position in the Eastern District of Virginia that there are no other matters pending before the court in this action and that the action may be administratively closed, with each party bearing its own costs related to this action. On April 2, 2026, the Fourth Circuit granted the parties’ motion to dismiss the Appeal and issued its mandate. On April 16, 2026, the Eastern District of Virginia closed the Original Action. As a result of the settlement, we recognized legal settlement expense of $8.5 million in the nine months ended September 26, 2026, recorded in SG&A in the accompanying unaudited condensed consolidated statement of operations.
We continue to believe the claims in the settled actions lacked merit and made no admission of liability in these matters.
WMMP AD/CVD Investigation – On June 9, 2025, the United States Department of Commerce issued its Preliminary Results in its administrative review of WMMP imported from China between January 1, 2023, and January 31, 2024. The Preliminary Results found that the Company could be responsible for additional AD/CVD duties for the applicable time period. The Company and other interested parties filed additional case briefs with the Department of Commerce arguing that the Preliminary Results are inconsistent with any evidence of products being imported for less than normal value. The Company received final rulings in February 2026. Based on these final rulings, the Company recognized expense of $2.1 million in the year ended December 31, 2025, which was recorded within other expense (income), net in the consolidated statement of operations. After the final rulings, one of the Company’s suppliers appealed the ruling related to its imports, and final assessment of the applicable duties remains subject to the outcome of the appeal.

We have evaluated the claims against us and recorded provisions based on management’s judgment about the probable outcome of the litigation and have included our estimates in accrued expenses in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 8 - Accrued Expenses and Other Current Liabilities to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information. Due to the inherent uncertainties associated with legal and regulatory proceedings, the ultimate resolution of the remaining matters described above could differ from our estimates and could have a material effect on our operating results, consolidated financial position, or cash flows.
Self-Insured Risk – We self-insure substantially all our domestic business liability risks including general liability, product liability, warranty, personal injury, auto liability, workers’ compensation, and employee medical benefits. Excess insurance policies from independent insurance companies generally cover exposures between $5.0 million and $200.0 million for domestic product liability risk and exposures between $3.0 million and $200.0 million for auto, general liability, personal injury, and workers’ compensation. We estimate our provision for self-insured losses based upon an evaluation of current claim exposure and historical loss experience. Actual self-insurance losses may vary significantly from these estimates. At September 26, 2026 and December 31, 2025, our accrued liability for self-insured risks was $73.1 million and $76.0 million, respectively.
Indemnifications – At September 26, 2026, we had commitments related to certain representations made in contracts for sale of businesses or property, including the divestiture of JW Australia and the court-ordered divestiture of Towanda. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount, or scope. These representations primarily relate to past actions such as responsibility for transfer taxes if they should be claimed, and the adequacy of recorded liabilities, warranty matters, employment benefit plans, income tax matters, or environmental exposures. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitations for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items. We are not aware of any material amounts claimed or expected to be claimed under these indemnities.
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
Other Financing Arrangements – At times we are required to provide letters of credit, surety bonds, or guarantees to meet various performance, legal, warranty, environmental, workers compensation, licensing, utility, and governmental requirements. Stand-by letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers, and future funding commitments. The stated values of these letters of credit agreements, surety bonds, and guarantees were $76.9 million and $74.5 million at September 26, 2026 and December 31, 2025, respectively. Of these amounts, standby letters of credit totaled $49.9 million and $19.7 million, respectively. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information on certain letters of credit issued under the Company’s ABL Facility.
Environmental Contingencies – We periodically incur environmental liabilities associated with remediating our current and former manufacturing sites as well as penalties for not complying with environmental rules and regulations. We record a liability for remediation costs when it is probable that we will be responsible for such costs, and the costs can be reasonably estimated. These environmental liabilities are estimated based on current available facts and current laws and regulations. Accordingly, it is likely that adjustments to the estimated liabilities will be necessary as additional information becomes available. Short-term environmental liabilities and settlements are recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets and were nominal at September 26, 2026, compared to $7.6 million at December 31, 2025. Long-term environmental liabilities are recorded in deferred credits and other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled $21.0 million and $13.4 million at September 26, 2026 and December 31, 2025, respectively.

Everett, Washington WADOE Action – In 2007, we were identified by the WADOE as a PLP with respect to our former manufacturing site in Everett, Washington. In 2008, we entered into an Agreed Order with the WADOE to assess historic environmental contamination and remediation feasibility at the site. As part of the order, we agreed to develop a CAP, arising from the feasibility assessment. In December 2020, we submitted to the WADOE a draft feasibility assessment with an array of remedial alternatives, which we considered substantially complete. During 2021, several comment rounds were completed as well as the identification of the Port of Everett and W&W Everett Investment LLC as additional PLPs, with respect to this matter with each PLP being jointly and severally liable for the cleanup costs. The WADOE received the final feasibility assessment on December 31, 2021, containing various remedial alternatives with its preferred remedial alternatives totaling $23.4 million. Based on this study, we determined our range of possible outcomes to be $11.8 million to $33.4 million. On March 1, 2022, we delivered a draft CAP consistent with the preferred alternatives which was approved by WADOE in August 2023. The existing Agreed Order of 2008 was also modified with WADOE in July 2023 to support the development of the associated CAP investigation, sampling, and design components. With additional information gathered from the CAP investigation during 2024, we determined the total range of possible remediation cost outcomes to be between $17.4 million and $33.6 million. We retained a provision of $11.8 million within our financial statements which considers the range of possible outcome costs and potential allocation of responsibility between the identified PLPs, both of which could vary materially from our estimates. In December 2025, as the scope and timing of the remedial work was further refined, we determined the total range of possible remediation cost outcomes remained between $17.4 million and $33.6 million, but the most likely remediation cost outcome is approximately $21.0 million. The Company adjusted the provision within its financial statements to that amount and recognized a long-term receivable of $5.6 million within other assets in the accompanying unaudited condensed consolidated balance sheet related to loss recoveries. The remediation costs may ultimately be offset in whole or in part by additional recoveries from other PLPs or insurance proceeds.

Note 21. Supplemental Cash Flow Information

	Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025
Cash Operating Activities:
Operating leases	$42,329	$36,216
Interest payments on finance lease obligations	593	588
Cash paid for amounts included in the measurement of lease liabilities	$42,922	$36,804

Cash Investing Activities:
Purchases of securities for deferred compensation plan	(450)	(712)
Change in securities for deferred compensation plan	$(450)	$(712)

Cash received for notes receivable	174	9
Change in notes receivable	$174	$9

Non-cash Investing Activities:
Property, equipment, and intangibles purchased in accounts payable	$2,110	$5,798
Property, equipment, and intangibles purchased with debt	3,746	4,260
Customer accounts receivable converted to notes receivable	392	3

Cash Financing Activities:
Borrowings on long-term debt	$655,754	$1,917
Payments of long-term debt	(562,792)	(21,812)
Payments of debt issuance and extinguishment costs, including underwriting fees	—	(1,066)
Change in long-term debt and payments of debt extinguishment costs	$92,962	$(20,961)

Cash paid for amounts included in the measurement of finance lease liabilities	$2,579	$2,283

Non-cash Financing Activities:
Prepaid insurance funded through short-term debt borrowings	$10,067	$12,479
Shares surrendered for tax obligations for employee share-based transactions in accrued liabilities	30	2
Reclassification of share-based awards to liability in accrued liabilities	90	—

Other Supplemental Cash Flow Information:
Cash taxes paid, net of refunds	$7,854	$17,301
Cash interest paid	54,217	52,916
Note 22. Subsequent Event
Management of the Company evaluated events that occurred after the balance sheet dates through the date these unaudited condensed consolidated financial statements were issued.
Debt Refinancing
On September 29, 2026, the Company entered into a commitment and consent letter (the “Commitment Letter”) with holders representing approximately 94.5% of the aggregate principal amount of the Company’s Senior Notes due December 2027 and approximately 72.2% of the aggregate principal amount of the Company’s Term Loan Facility due July 2028. The Commitment Letter contemplates a series of transactions to exchange or refinance the participating debt for new first lien secured debt expected to mature in 2031 and to provide $135.0 million of incremental liquidity for transaction costs and general corporate purposes.

The transactions, which launched on October 28, 2026, include exchange offers for the Senior Notes due December 2027 and the Term Loan Facility due July 2028, a discounted cash-out option for participating term lenders, and an offering of new first lien secured debt. The new debt is expected to bear interest, at the Company’s election, at either 10.5% per annum payable in cash or 11.5% per annum, of which up to 2.5% per annum may be paid through an increase in principal. The commitment parties have agreed to purchase up to $410.2 million of new first lien secured debt to effectuate the transactions, including if certain existing noteholders fail to deliver all or a portion of the $135.0 million of new money notes, subject to the terms and conditions of the Commitment Letter.
The transactions have not been completed as of the date these unaudited condensed consolidated financial statements were issued and remain subject to the satisfaction or waiver of closing conditions, including the execution of definitive documentation. The Commitment Letter terminates 60 days after its signing date unless the transactions are completed or the termination date is extended in accordance with its terms. Because the transactions have not been completed and the final participation and resulting capital structure have not been determined, the Company is unable to estimate the financial statement impact of the transactions at this time.

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

Comparison of the Three Months Ended September 26, 2026 to the Three Months Ended September 27, 2025

	Three Months Ended
	September 26, 2026		September 27, 2025
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$798,507	100.0%	$809,482	100.0%
Cost of sales	660,896	82.8%	668,568	82.6%
Gross margin	$137,611	17.2%	$140,914	17.4%
Selling, general and administrative	116,178	14.5%	137,705	17.0%
Goodwill impairment	—	—%	196,896	24.3%
Restructuring and asset-related charges, net	12,657	1.6%	8,837	1.1%
Operating income (loss)	$8,776	1.1%	$(202,524)	(25.0)%
Interest expense, net	19,476	2.4%	17,429	2.2%
Other expense (income), net	3,651	0.5%	(1,100)	(0.1)%
Loss before taxes	$(14,351)	(1.8)%	$(218,853)	(27.0)%
Income tax expense	2,857	0.4%	148,745	18.4%
Net loss	$(17,208)	(2.2)%	$(367,598)	(45.4)%
Consolidated Results
Net Revenues – Net revenues decreased $11.0 million, or 1.4%, to $798.5 million in the three months ended September 26, 2026, from $809.5 million in the three months ended September 27, 2025. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 1%. The decline in Core Revenues was driven by a 2% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $3.3 million, or 2.3%, to $137.6 million in the three months ended September 26, 2026, from $140.9 million in the three months ended September 27, 2025. Gross margin as a percentage of net revenues was 17.2% in the three months ended September 26, 2026, compared to 17.4% in the three months ended September 27, 2025. The decrease in gross margin percentage was primarily due to negative price/cost and volume/mix, partially offset by tariff refunds recognized as a reduction of cost of sales and favorable productivity. Refer to Note 1 - Description of Company and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information on the tariff refunds.
SG&A – SG&A decreased $21.5 million, or 15.6%, to $116.2 million in the three months ended September 26, 2026, from $137.7 million in the three months ended September 27, 2025. SG&A as a percentage of net revenues decreased to 14.5% in the three months ended September 26, 2026, from 17.0% in the three months ended September 27, 2025. The decrease in SG&A was primarily due to lower salaries and benefits driven by a reduction in headcount, decreased professional fees, including non-recurring transformation journey expenses and lower insurance expense, partially offset by fixed asset impairment charges during the period. Refer to Note 5 - Property and Equipment, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding these impairment charges.
Goodwill Impairment – Goodwill impairment charges of $196.9 million in the three months ended September 27, 2025, were related to goodwill impairment charges in our North America and Europe reporting units. Refer to Note 6 – Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net increased approximately $3.8 million, or 43.2% to $12.7 million in the three months ended September 26, 2026, from $8.8 million in the three months ended September 27, 2025. The increase in restructuring and asset-related charges, net was primarily due to additional restructuring actions undertaken in our Europe segment during the current quarter, partially offset by lower charges within Corporate and unallocated costs. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.

Interest Expense, Net – Interest expense, net, increased approximately $2.0 million, or 11.7%, to $19.5 million in the three months ended September 26, 2026, from $17.4 million in the three months ended September 27, 2025. The increase in interest expense, net was primarily due to net borrowings under the ABL revolving facility in the current year.
Other Expense (Income), Net – Other expense, net was $3.7 million in the three months ended September 26, 2026, compared to other income, net of $1.1 million in the three months ended September 27, 2025. Refer to Note 17 - Other Expense (Income), Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense – Income tax expense was $2.9 million in the three months ended September 26, 2026, compared to income tax expense of $148.7 million in the three months ended September 27, 2025. The effective tax rate in the three months ended September 26, 2026, was (19.9)% and was driven by foreign earnings taxed at higher rates, losses for jurisdictions for which there is a full valuation allowance in the quarter and discrete tax expense of $0.1 million due to changes in UTPs from ongoing audits, changes in jurisdictions which have a full valuation allowance, share-based compensation and return-to-provision adjustments. The effective tax rate for the three months ended September 27, 2025, was (68.0)% and was driven primarily by losses for jurisdictions for which there is a full valuation allowance in the quarter, $115.0 million of discrete tax expense attributable to the valuation allowance on domestic tax attributes, and $5.1 million of discrete tax expense related to withholding tax accrued on certain foreign undistributed earnings from prior years. Refer to Note 11 - Income Taxes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Comparison of the Nine Months Ended September 26, 2026 to the Nine Months Ended September 27, 2025

	Nine Months Ended
	September 26, 2026		September 27, 2025
(amounts in thousands)		% of Net Revenues		% of Net Revenues
Net revenues	$2,338,467	100.0%	$2,409,217	100.0%
Cost of sales	1,970,850	84.3%	2,012,822	83.5%
Gross margin	$367,617	15.7%	$396,395	16.5%
Selling, general and administrative	400,445	17.1%	430,952	17.9%
Goodwill impairment	—	—%	334,617	13.9%
Restructuring and asset-related charges, net	18,713	0.8%	32,225	1.3%
Operating loss	$(51,541)	(2.2)%	$(401,399)	(16.7)%
Interest expense, net	55,045	2.4%	48,834	2.0%
Loss on extinguishment and refinancing of debt	—	—%	237	—%
Other expense (income), net	8,140	0.3%	(16,285)	(0.7)%
Loss from continuing operations before taxes	$(114,726)	(4.9)%	$(434,185)	(18.0)%
Income tax expense	10,866	0.5%	145,852	6.1%
Loss from continuing operations, net of tax	$(125,592)	(5.4)%	$(580,037)	(24.1)%
Gain on sale of discontinued operations, net of tax	—	—%	776	—%
Net loss	$(125,592)	(5.4)%	$(579,261)	(24.0)%
Consolidated Results
Net Revenues – Net revenues decreased $70.8 million, or 2.9%, to $2.34 billion in the nine months ended September 26, 2026, from $2.41 billion in the nine months ended September 27, 2025. The decrease in net revenues was primarily driven by a decrease in Core Revenues of 4%. This was partially offset by a favorable foreign exchange impact of 1%. The decline in Core Revenues was driven by a 5% decrease in volume/mix, partially offset by a 1% benefit from price realization.
Gross Margin – Gross margin decreased $28.8 million, or 7.3%, to $367.6 million in the nine months ended September 26, 2026, from $396.4 million in the nine months ended September 27, 2025. Gross margin as a percentage of net revenues was 15.7% in the nine months ended September 26, 2026, compared to 16.5% in the nine months ended September 27, 2025. The decrease in gross margin percentage was primarily due to negative price/cost and volume/mix, partially offset by favorable productivity and tariff refunds recognized as a reduction of cost of sales. Refer to Note 1 - Description of Company and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information on the tariff refunds.

SG&A – SG&A decreased approximately $30.5 million, or 7.1%, to $400.4 million in the nine months ended September 26, 2026, from $431.0 million in the nine months ended September 27, 2025. SG&A as a percentage of net revenues was 17.1% in the nine months ended September 26, 2026, compared to 17.9% in the nine months ended September 27, 2025. The decrease in SG&A was primarily due to lower salaries and benefits driven by a reduction in headcount, decreased professional fees, including non-recurring transformation journey expenses, lower insurance expense and lower advertising and promotion expenses, partially offset by fixed and intangible asset impairment charges and a legal settlement. Refer to Note 5 - Property and Equipment, Net, Note 7 - Intangible Assets, Net, and Note 20 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding these impairment charges and legal settlement, respectively.
Goodwill Impairment – Goodwill impairment charges of $334.6 million in the nine months ended September 27, 2025, were related to goodwill impairment charges in our North America and Europe reporting units. Refer to Note 6 – Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Restructuring and Asset-Related Charges, Net – Restructuring and asset-related charges, net decreased $13.5 million, or 41.9% to $18.7 million in the nine months ended September 26, 2026, from $32.2 million in the nine months ended September 27, 2025. The decrease in restructuring and asset-related charges, net was primarily due to lower charges associated with restructuring and facility closure activities in our North America segment and lower charges within Corporate and unallocated costs. Refer to Note 16 - Restructuring and Asset-Related Charges, Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Interest Expense, Net – Interest expense, net, increased $6.2 million, or 12.7% to $55.0 million in the nine months ended September 26, 2026, from $48.8 million in the nine months ended September 27, 2025. The increase was primarily due to lower interest income resulting from lower invested cash balances, borrowings under the ABL revolving facility in the current year, and a decrease in capitalized interest, partially offset by lower interest on the Term Loan Facility due to a lower interest rate in the current year.
Loss on Extinguishment and Refinancing of Debt – Loss on extinguishment and refinancing of debt was $0.2 million in the nine months ended September 27, 2025. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Other Expense (Income), Net – Other expense, net was $8.1 million in the nine months ended September 26, 2026, compared to other income, net of $16.3 million in the nine months ended September 27, 2025. Refer to Note 17 - Other Expense (Income), Net to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Income Tax Expense – Income tax expense was $10.9 million in the nine months ended September 26, 2026, compared to income tax expense of $145.9 million in the nine months ended September 27, 2025. The effective tax rate in the nine months ended September 26, 2026, was (9.5)%. The effective tax rate for the nine months ended September 26, 2026, was driven by foreign earnings being taxed at higher rates, losses for jurisdictions for which there is a full valuation allowance in the period and discrete tax expense of $1.1 million due to changes in UTPs from ongoing audits, changes in jurisdictions which have a full valuation allowance, share-based compensation and return-to-provision adjustments. The effective tax rate for the nine months ended September 27, 2025, was (33.6)%. The effective tax rate for the nine months ended September 27, 2025, was driven primarily by the $129.2 million increase to valuation allowances on U.S. tax attributes. Refer to Note 11 - Income Taxes to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Gain on Sale of Discontinued Operations, Net of Tax – The $0.8 million gain on sale of discontinued operations, net of tax in the nine months ended September 27, 2025, is related to the July 2, 2023, sale of JW Australia resulting from the release of the reserve associated with purchases under a supply agreement.
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
Reconciliations of income (loss) from continuing operations, net of tax to Adjusted EBITDA from continuing operations by segment are as follows:

	Three Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss), net of tax	$21,190	$(6,865)	$(31,533)	$(17,208)
Income tax (benefit) expense	308	2,618	(69)	2,857
Depreciation and amortization	17,380	8,227	2,367	27,974
Interest expense, net	136	1,684	17,656	19,476
Special items:(1)
Net legal and professional expenses and settlements	187	1,004	75	1,266
Restructuring and asset-related charges, net	4,433	8,194	30	12,657
M&A related costs, net	—	—	(2,393)	(2,393)
Net loss (gain) on sale of business, property, and equipment	923	(1,059)	—	(136)
Share-based compensation expense	441	555	3,170	4,166
Other special items(2)	3,345	647	1,793	5,785
Adjusted EBITDA	$48,343	$15,005	$(8,904)	$54,444
(1)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.
(2)Other special items primarily include impairment charges of $2.5 million recognized in connection with the Company’s North America equipment capacity optimization review and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.

	Three Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(181,253)	$(153,382)	$(32,963)	$(367,598)
Income tax expense (benefit)	151,924	441	(3,620)	148,745
Depreciation and amortization	17,271	8,493	2,547	28,311
Interest expense, net	243	960	16,226	17,429
Special items:(1)
Net legal and professional expenses and settlements	1,147	1,542	3,087	5,776
Goodwill impairment	43,527	153,369	—	196,896
Restructuring and asset-related charges, net	3,925	3,946	966	8,837
M&A related costs, net	—	—	2,373	2,373
Share-based compensation expense	598	679	2,990	4,267
Other special items	294	(2)	(917)	(625)
Adjusted EBITDA from continuing operations	$37,676	$16,046	$(9,311)	$44,411
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

	Nine Months Ended September 26, 2026
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Income (loss), net of tax	$13,071	$(20,387)	$(118,276)	$(125,592)
Income tax expense (benefit)	1,890	9,213	(237)	10,866
Depreciation and amortization	54,589	24,850	6,874	86,313
Interest (income) expense, net	(252)	3,445	51,852	55,045
Special items:(1)
Net legal and professional expenses and settlements	545	3,462	12,854	16,861
Restructuring and asset-related charges, net	6,855	11,440	418	18,713
M&A related costs, net	—	—	8,556	8,556
Net loss (gain) on sale of business, property, and equipment	923	(1,059)	—	(136)
Share-based compensation expense	1,771	1,459	8,366	11,596
Other special items(2)	13,245	2,836	4,552	20,633
Adjusted EBITDA	$92,637	$35,259	$(25,041)	$102,855
(1)Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed below.
(2)Other special items primarily include impairment charges of $5.6 million recognized in connection with the Company’s North America equipment capacity optimization review, $3.0 million of impairment and other related charges related to windows manufacturing technology, and $1.8 million of impairment charges related to logistics technology, each of which was determined to have no future use, $2.5 million related to post-production expenses for closed facilities in North America, $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture, $2.0 million related to build-out costs for a new production site in the United Kingdom in our Europe reporting segment, and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.

	Nine Months Ended September 27, 2025
(amounts in thousands)	North America	Europe	Corporate and Unallocated Costs	Total Consolidated
Loss from continuing operations, net of tax	$(333,562)	$(160,797)	$(85,678)	$(580,037)
Income tax expense (benefit)	166,548	6,800	(27,496)	145,852
Depreciation and amortization	51,400	24,266	7,370	83,036
Interest (income) expense, net	(970)	2,581	47,223	48,834
Special items:(1)
Net legal and professional expenses and settlements	2,643	4,250	19,406	26,299
Goodwill impairment	181,248	153,369	—	334,617
Restructuring and asset-related charges, net	19,007	11,527	1,691	32,225
M&A related costs, net	—	—	1,867	1,867
Net gain on sale of business, property, and equipment	(2,827)	—	—	(2,827)
Loss on extinguishment and refinancing of debt	—	—	237	237
Share-based compensation expense	2,115	1,677	8,136	11,928
Other special items	2,347	56	864	3,267
Adjusted EBITDA from continuing operations	$87,949	$43,729	$(26,380)	$105,298
(1)Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed below.

Reconciliations of loss from continuing operations, net of tax to Adjusted EBITDA from continuing operations on a consolidated basis are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Loss from continuing operations, net of tax	$(17,208)	$(367,598)	$(125,592)	$(580,037)
Income tax expense	2,857	148,745	10,866	145,852
Depreciation and amortization	27,974	28,311	86,313	83,036
Interest expense, net	19,476	17,429	55,045	48,834
Special items:
Net legal and professional expenses and settlements(1)	1,266	5,776	16,861	26,299
Goodwill impairment(2)	—	196,896	—	334,617
Restructuring and asset-related charges, net(3)(4)	12,657	8,837	18,713	32,225
M&A related costs, net(5)	(2,393)	2,373	8,556	1,867
Net gain on sale of business, property, and equipment(6)	(136)	—	(136)	(2,827)
Loss on extinguishment and refinancing of debt(7)	—	—	—	237
Share-based compensation expense(8)	4,166	4,267	11,596	11,928
Other special items(9)	5,785	(625)	20,633	3,267
Adjusted EBITDA from continuing operations	$54,444	$44,411	$102,855	$105,298
(1)Net legal and professional expenses and settlements include non-recurring transformation journey expenses of $1.7 million and $5.8 million in the three and nine months ended September 26, 2026, respectively, and $5.3 million and $24.6 million in the three and nine months ended September 27, 2025, respectively. The amount for the nine months ended September 26, 2026, includes $1.2 million related to a structural-pricing initiative in Europe. These expenses primarily relate to discrete project-based consulting fees that directly support the Company’s transformation journey and are not expected to represent normal, recurring operating expenses. These projects include the centralization of human resources processes, North America supply chain network optimization strategy, and other projects related to our transformation journey. These expenses also include $2.5 million for the nine months ended September 27, 2025, related to the engagement of a transformation consultant for a period spanning from the third quarter of 2023 through April 2025. Additionally, net legal and professional expenses and settlements include $0.4 million and $10.0 million in the three and nine months ended September 26, 2026, respectively, and $0.4 million in both the three and nine months ended September 27, 2025, relating to litigation of historical legal matters.
(2)Goodwill impairment consists of a prior year goodwill impairment charge associated with our North America and Europe reporting units. Refer to Note 6 - Goodwill to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
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
(6)Net gain on sale of business, property, and equipment in the three and nine months ended September 26, 2026, primarily relates to the sale of our business in Hawaii and the sale of property in Denmark. Net gain on sale of business, property, and equipment in the nine months ended September 27, 2025, primarily relates to the court-ordered divestiture of Towanda and the sale of property and equipment in Marion, North Carolina.
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
(9)Other special items not core to ongoing business activity include: (i) for the three months ended September 26, 2026, impairment charges of $2.5 million recognized in connection with the Company’s North America equipment capacity optimization review and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.; (ii) for the nine months ended September 26, 2026, impairment charges of $5.6 million recognized in connection with the Company’s North America equipment capacity optimization review, $3.0 million of impairment and other related charges related to windows manufacturing technology, and $1.8 million of impairment charges related to logistics technology, each of which was determined to have no future use, $2.5 million related to post-production expenses for closed facilities in North America, $1.2 million related to costs incurred to fulfill production capability requirements associated with the court-ordered Towanda divestiture, $2.0 million related to build-out costs for a new production site in the United Kingdom in our Europe reporting segment, and a $1.0 million charge in Corporate and unallocated costs related to the termination of the Company’s fractional aircraft arrangement.
Comparison of the Three Months Ended September 26, 2026 to the Three Months Ended September 27, 2025

	Three Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	% Variance
Net revenues from external customers
North America	$529,656	$546,135	(3.0)%
Europe	268,851	263,347	2.1%
Total Consolidated	$798,507	$809,482	(1.4)%
Percentage of total consolidated net revenues
North America	66.3%	67.5%
Europe	33.7%	32.5%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA(1)
North America	$48,343	$37,676	28.3%
Europe	15,005	16,046	(6.5)%
Corporate and unallocated costs	(8,904)	(9,311)	(4.4)%
Total Consolidated	$54,444	$44,411	22.6%
Adjusted EBITDA as a percentage of segment net revenues
North America	9.1%	6.9%
Europe	5.6%	6.1%
Total Consolidated	6.8%	5.5%
(1)Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $16.5 million, or 3.0%, to $529.7 million in the three months ended September 26, 2026, from $546.1 million in the three months ended September 27, 2025. The decrease was primarily due to a decrease in Core Revenues of 3%. The decrease in Core Revenues was driven by a 3% decline in volume/mix due to weakened market demand.
Adjusted EBITDA in North America increased $10.7 million, or 28.3%, to $48.3 million in the three months ended September 26, 2026, from $37.7 million in the three months ended September 27, 2025. The increase was primarily due to tariff refunds recognized as a reduction of cost of sales, improved productivity, and lower SG&A, partially offset by unfavorable price/cost and volume/mix. The decrease in SG&A was primarily due to decreased salaries and benefits driven by a reduction in headcount, a reduction in R&D expenses, and lower insurance expense.
Europe
Net revenues in Europe increased $5.5 million, or 2.1%, to $268.9 million in the three months ended September 26, 2026, from $263.3 million in the three months ended September 27, 2025. The increase was primarily due to an increase in Core Revenues of 3%, partially offset by an unfavorable foreign exchange impact of 1%. The increase in Core Revenues was primarily driven by a 4% benefit from price realization, partially offset by unfavorable volume/mix of 1%.

Adjusted EBITDA in Europe decreased $1.0 million, or 6.5%, to $15.0 million in the three months ended September 26, 2026, from $16.0 million in the three months ended September 27, 2025. The decrease was primarily due to unfavorable price/cost and higher bad debt expense, partially offset by lower salaries and benefits and improved productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $0.4 million, or 4.4%, to $8.9 million in the three months ended September 26, 2026, from $9.3 million in the three months ended September 27, 2025. The decrease in cost was primarily due to decreased salaries and benefits driven by a reduction in headcount.
Comparison of the Nine Months Ended September 26, 2026 to the Nine Months Ended September 27, 2025

	Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	% Variance
Net revenues from external customers
North America	$1,510,890	$1,632,373	(7.4)%
Europe	827,577	776,844	6.5%
Total Consolidated	$2,338,467	$2,409,217	(2.9)%
Percentage of total consolidated net revenues
North America	64.6%	67.8%
Europe	35.4%	32.2%
Total Consolidated	100.0%	100.0%
Adjusted EBITDA from continuing operations(1)
North America	$92,637	$87,949	5.3%
Europe	35,259	43,729	(19.4)%
Corporate and unallocated costs	(25,041)	(26,380)	(5.1)%
Total Consolidated	$102,855	$105,298	(2.3)%
Adjusted EBITDA from continuing operations as a percentage of segment net revenues
North America	6.1%	5.4%
Europe	4.3%	5.6%
Total Consolidated	4.4%	4.4%
(1)Adjusted EBITDA from continuing operations is a financial measure that is not calculated in accordance with GAAP. Refer to the calculation of Adjusted EBITDA from continuing operations for a discussion of the Special items listed above.
North America
Net revenues in North America decreased $121.5 million, or 7.4%, to $1,510.9 million in the nine months ended September 26, 2026, from $1,632.4 million in the nine months ended September 27, 2025. The decrease was primarily due to a decrease in Core Revenues of 7%. The decrease in Core Revenues was driven by a 7% decline in volume/mix due to weakened market demand.
Adjusted EBITDA from continuing operations in North America increased $4.7 million, or 5.3%, to $92.6 million in the nine months ended September 26, 2026, from $87.9 million in the nine months ended September 27, 2025. The increase was primarily due to higher productivity, lower SG&A, and tariff refunds recognized as a reduction to cost of sales, partially offset by negative price/cost and unfavorable volume/mix. The decrease in SG&A was primarily driven by decreased salaries and benefits driven by a reduction in headcount, a reduction in R&D expense, lower advertising and promotion expenses, and lower legal costs.
Europe
Net revenues in Europe increased $50.7 million, or 6.5%, to $827.6 million in the nine months ended September 26, 2026, from $776.8 million in the nine months ended September 27, 2025. The increase was primarily due to a favorable foreign exchange impact of 4% and an increase in Core Revenues of 2%. The increase in Core Revenues was primarily driven by a 2% benefit from price realization.

Adjusted EBITDA from continuing operations in Europe decreased $8.5 million, or 19.4%, to $35.3 million in the nine months ended September 26, 2026, from $43.7 million in the nine months ended September 27, 2025. The decrease was primarily due to higher salaries and benefits, an increase in R&D expense, unfavorable volume/mix, and negative price/cost, partially offset by favorable productivity.
Corporate and unallocated costs
Corporate and unallocated costs decreased by $1.3 million, or 5.1%, to $25.0 million in the nine months ended September 26, 2026, from $26.4 million in the nine months ended September 27, 2025. The decrease in costs was primarily due to lower salaries and benefits driven by a reduction in headcount, lower insurance expense and a reduction in non-strategic professional fees, partially offset by a decrease in cash received on a real estate investment.
Liquidity and Capital Resources
Overview
We have historically funded our operations through a combination of cash from operations, draws on our ABL Facility, and the issuance of non-revolving debt such as our Term Loan Facility and our Senior Notes. We place strong emphasis on cash flow generation, which includes an operating discipline focused on working capital management. Working capital fluctuates throughout the year and is impacted by inflation, the seasonality of our sales, customer payment patterns, supply availability, and the translation of the balance sheets of our foreign operations into the U.S. dollar. Typically, working capital increases at the end of the first quarter and beginning of the second quarter in conjunction with, and in preparation for, the peak season for home construction and remodeling in our North America and Europe segments, and decreases starting in the fourth quarter as inventory levels and accounts receivable decline. Inventories fluctuate for raw materials that have long delivery lead times, as we work through prior shipments and take delivery of new orders.
As of September 26, 2026, we had total liquidity (a non-GAAP measure) of $268.6 million, consisting of $97.0 million in unrestricted cash and $171.6 million available for borrowing under the ABL Facility, compared to total liquidity of $484.7 million as of December 31, 2025. The decrease in total liquidity was primarily due to a lower cash balance, net borrowings of $115.0 million, and a lower ABL borrowing base availability at September 26, 2026, when compared to December 31, 2025.
As of September 26, 2026, our cash balances, including $4.1 million of restricted cash, consisted of $19.4 million in cash located in the U.S. and $81.7 million in cash located outside of the U.S. held by our non-U.S. subsidiaries.
Our total indebtedness as of September 26, 2026, was $1.29 billion, of which $24.2 million in short-term debt obligations is due and payable within the next 12 months. We have $400 million in Senior Notes due December 2027 for which we do not expect cash flows from operations to be sufficient to repay those notes in full at maturity. On September 29, 2026, we entered into a commitment and consent letter relating to refinancing of the Senior Notes due December 2027 and the Term Loan Facility due July 2028. The transactions have not been completed as of the date these unaudited condensed consolidated financial statements were issued and remain subject to closing conditions. If the transactions are not completed, we would evaluate other available financing or strategic alternatives. However, failure to complete the transactions could have a material adverse impact on our access to liquidity, results of operations, and financial condition. Refer to Note 22 - Subsequent Event to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
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
Based on hypothetical variable rate debt that would have resulted from drawing on our ABL Facility up to the full commitment amount, a 100-basis point decrease in interest rates would have reduced our interest expense by $2.2 million in the quarter ended September 26, 2026. A 100-basis point increase in interest rates would have increased our interest expense by $2.2 million in the same period. In certain instances, the impact of a hypothetical decrease would have been partially mitigated by interest rate floors that apply to certain of our debt agreements.

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
In March 2025, we amended the ABL Facility to extend the maturity date from July 2026 to March 2028, replace the CDOR as the applicable rate with respect to loans denominated in Canadian Dollars with the CORRA, and make certain other technical amendments and related conforming changes. All other material terms and conditions of the ABL Facility credit agreement were unchanged including the aggregate commitment, which remained at $500.0 million. As a result of this amendment, the Company recognized a pre-tax loss of $0.2 million in the first quarter of 2025, consisting of unamortized issuance costs. As of September 26, 2026, we had $115.0 million outstanding net borrowings under the ABL Facility.
If there are outstanding borrowings against the ABL Facility, which results in the Company’s Global Excess Availability falling below the Level 1 Availability Trigger Amount, we would be required to comply with a minimum Fixed Charge Coverage Ratio as described in the ABL Facility credit agreement.
As of September 26, 2026, we were in compliance with the terms of all our Credit Facilities and the indentures governing the Senior Notes.
Our results have been and will continue to be impacted by substantial changes in our net interest expense throughout the periods presented and into the future. Refer to Note 10 - Long-Term Debt to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended
(amounts in thousands)	September 26, 2026	September 27, 2025
Cash (used in) provided by:
Operating activities	$(72,774)	$(37,700)
Investing activities	(55,110)	9,587
Financing activities	92,547	(22,505)
Effect of foreign currency exchange rates on cash	(1,831)	7,976
Net change in cash, cash equivalents and restricted cash	$(37,168)	$(42,642)
Cash Flows from Operations
Net cash used in operating activities was $72.8 million in the nine months ended September 26, 2026, compared to $37.7 million in the nine months ended September 27, 2025, an increase in cash used of $35.1 million. The change in cash flows from operating activities was primarily attributable to lower earnings, excluding the prior year impact of the $334.6 million non-cash goodwill impairment charge related to our North America and Europe reporting units and the $129.2 million income tax expense due to an increase to valuation allowances on U.S. tax attributes. Changes in our working capital accounts resulted in a $59.6 million unfavorable year-over-year impact. Accounts receivable, net resulted in a $36.9 million unfavorable impact, primarily due to the timing of revenue recognition and customer collections. Accounts payable resulted in a $15.1 million unfavorable impact, primarily due to lower inventory purchases and timing of vendor payments. Inventory resulted in a $7.6 million unfavorable impact, primarily reflecting a decrease in inventory reserves.

Cash Flows from Investing Activities
Net cash used in investing activities was $55.1 million in the nine months ended September 26, 2026, compared to cash provided by investing activities of $9.6 million in the nine months ended September 27, 2025. The change in cash flows from investing activities was primarily driven by $110.7 million proceeds related to the court-ordered divestiture of Towanda during the nine months ended September 27, 2025, and a decrease in capital expenditures of $46.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $92.5 million in the nine months ended September 26, 2026, compared to cash used in financing activities of $22.5 million in the nine months ended September 27, 2025. The change in cash flows from financing activities was primarily due to net borrowings under our ABL Facility of $115.0 million in the nine months ended September 26, 2026.
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
Item 4 - Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, including this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report and, based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 26, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Refer to Note 20 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Form 10-Q for information relating to this item.
Item 1A - Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K included in Part I Item 1A - Risk Factors for the year ended December 31, 2025.
Our ability to address our upcoming debt maturities depends on our successful completion of a series of proposed refinancing transactions and, if necessary, implementation of other financing or strategic alternatives.
As further described elsewhere in this report, we have entered into a commitment and consent letter with a significant group of our lenders and noteholders to address the upcoming maturities of our Senior Notes due December 2027 and the Term Loan Facility due July 2028. Under the letter, we have agreed to consummate a series of refinancing transactions, which currently remain subject to closing and other conditions, some of which may be outside our control. The transactions may be delayed, modified or terminated, and there can be no assurance that they will be completed on the anticipated terms or at all. If the transactions are not completed in a timely manner, we would need to pursue alternative refinancing, exchange, asset-sale, sale-leaseback, expenditure-reduction or other strategic transactions. Such alternatives may not be available when needed or on terms acceptable to us and may require the use of cash, the issuance of debt or equity on unfavorable terms, the sale of assets at unattractive values, or the acceptance of restrictive covenants. A failure to complete the series of transactions or another viable alternative could have a material adverse effect on our liquidity, ability to meet obligations as they become due, access to financing, business relationships, operations, our financial condition and results of operations, and could result in a default under our debt agreements or other remedial actions by creditors. Refer to Note 10 - Long-Term Debt and Note 22 - Subsequent Event to our unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” in Item 2 of this Form 10-Q for additional information regarding the refinancing transactions and liquidity.
Item 5 - Other Information
During the three months ended September 26, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 4, 2026